Form 10-K
period 2019-06-30
Akerna Corp.
filed 2019-09-23
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 333-228220

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Arapahoe St., Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(888) 932-6537

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase one share of common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark  whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

As of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant's common equity.

As of September 20, 2019, there were 10,958,656 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about management’s current expectations. Examples of such forward-looking statements include discussions of the expected results of various strategies. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurance that our financial goals will be realized. Our forward-looking statements concern matters that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from the future results, performance or achievements described or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in the forward-looking statements made by us or on our behalf. Any statements that are not statements of historical fact may be forward-looking statements. Among others, we have used the words, “believes,” “anticipates,” “plans,” “estimates,” and “expects” to identify forward-looking statements. Such statements may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the risk factors set forth in Item 1A of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. We assume no obligation to update the forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

Item 1. Business.

Business Overview

We are a leader in cannabis compliance, inventory tracking technology, and provider of the cannabis industry’s first enterprise resource planning technology. Our products enable cannabis businesses and government agencies across multiple industries and geographies to compliantly manage the cannabis supply chain from seed-to-sale and collect and synthesize valuable data to enable visibility and operations management at scale. Our proprietary software platform is adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. Nine years ago, we identified a need for organic material tracking and regulatory compliance software as a service (“SaaS”) solutions in the growing cannabis industry, including state-legal THC-containing cannabis (“marijuana”) and Cannabidiol (“CBD”)-only containing cannabis (“hemp”) industry. Our software tracks cannabis from seed to sale to provide transparency, visibility, and accountability across the entire plant lifecycle. Today, seed-to-sale tracking has become a compliance requirement across most states and countries where cannabis has been legalized. The Company’s products assist governments in monitoring compliance with state laws and regulations and enables state-licensed businesses to monitor compliance with such laws and regulations. We provide our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies, and our business software platform, MJ Platform®, to state-licensed businesses. Although we have helped monitor legal compliance in cannabis sales, we do not handle any cannabis related material, process sales transactions within the United States, or generate revenue based on the type or amount of sales made by our clients, as revenues are generated by us on a fixed-fee based subscription model. Our annual revenues have grown each year since inception, from approximately $0.8 million in our full year of operations in the fiscal year ended December 31, 2010 to approximately $10.9 million in the fiscal year ended June 30, 2019.

We believe that the cannabis industry (marijuana and hemp) will continue to grow both through additional legalization at state and federal levels, new consumer/patient growth in existing markets, as well as innovation and discovery of new applications for cannabis and hemp in consumer products, medical applications, and industrial goods. In response to this growth, we believe cannabis companies will continue to consolidate and scale to be multi-state, multi-country enterprise operations.

We believe that many of today’s enterprise supply chain and inventory-management products built for industries outside of cannabis are not designed to handle the complexity and uniqueness of cannabis material and regulations nor are they designed to track goods or products from seed to sale. Cannabis is particularly difficult to track due to the dried flower nature of the product, which includes weight-based tracking versus unit of measurements, moisture-loss of product over time, equivalencies of dried flower to manufactured products for patient and consumer purchase limits, the high value of the product, and tracking of all plant material including waste. Compliance requirements for cannabis do not mirror the compliance requirements of other regulated industries, and cannabis compliance requirements vary from state to state and country to country. Legacy ERP (“Enterprise Resource Planning”) systems were not built to handle the complexities of cannabis products while diverse compliance schemes do not have seed-to-sale tracking as a core system design and have not proved to be nimble enough to keep up with constantly changing regulations.

Our mission to create the world’s most transparent and accountable consumer packaged cannabis goods supply chain. To keep pace with increasing cannabis businesses, we believe our products are built to scale nationally and internationally while providing technology compliance, monitoring and auditing across the entire cannabis supply chain and all industry verticals (cultivation, manufacturing, distribution, retail and delivery). We serve businesses and governments globally. Since establishment in 2010, we have tracked nearly $16 billion   in legal cannabis sales with clients across 13 international countries, including the Australia, Canada, Chile, Colombia, Denmark, New Zealand, South Africa, Spain, Switzerland, Uruguay, Italy, Jamaica, and Macedonia, and 29 states, federal districts, and commonwealths of the U.S., including the District of Columbia and Puerto Rico. We believe these factors establish us as a developed, vetted solution in the industry. We expect to leverage our first-mover advantage and reputation among industry participants throughout the global supply chain to increase market share, such as the rapidly expanding Asian hemp market.

Our core products, Leaf Data Systems and MJ Platform, are highly-versatile platforms that provide clients with a central data management system for tracking regulated products to sale – from seed to initial plant growth to product – throughout the complete supply chain, using a global unique identifier method. Our platforms also provide clients with integrated security, transparency and scalability capabilities. These capabilities allow our state-licensed clients to control inventory, operate efficiently in a fast-changing industry and comply with state, local, and federal (in countries such as Canada and Colombia) regulation at all times, and allows our government regulatory clients to effectively and cost-efficiently monitor licensees and ensure that commercial businesses are complying with their states’ regulations.

We generate revenue in three principal areas:

●	Government Regulatory Software – Leaf Data Systems is our SaaS product for government agencies. Leaf Data Systems is a compliance tracking system designed to give regulators visibility into the activity of licensed cannabis businesses in their jurisdictions. We have been serving two clients for Leaf Data Systems, the State of Washington and the Commonwealth of Pennsylvania. As described below, we recently signed a third Leaf Data Systems client, the state of Utah.

●	Commercial Software – MJ Platform is our SaaS offering for state-licensed businesses. MJ Platform is an ERP (Enterprise Resource Planning) compliance system specific to the cannabis industry, including state-legal marijuana and hemp CBD industry. MJ Platform is comprised of integrated modules designed to meet the regulations and inventory management needs of cannabis and hemp CBD cultivators, manufacturers, distributors and retailers.

●

Consulting Services – We provide consulting services to cannabis industry operators interested in entering the cannabis industry and in integrating our platforms into their respective operations and systems. We consult with clients on a wide range of areas to help them successfully operate in the cannabis industry in compliance with state law. We work with clients to efficiently comply with state requirements in connection with the launch and operations of their cannabis businesses. Our management team and key personnel have broad experience gained form working with numerous cannabis operations. Our consulting team has experience in most aspects of cannabis operations in most verticals (e.g., cultivation, processing, distribution, manufacturing and retail). Our service providers understand the intricacies of the varying regulations governing cannabis in each jurisdiction and, to the extent necessary, modify the professional services based on the jurisdiction.

We provide project-focused consulting services to clients that are initiating or expanding their cannabis businesses or are interested in data consulting engagements with respect to the legal cannabis industry. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations in newly legal states.

We also resell a limited number of printers for printing compliance product labels and scales that are National Type Evaluation Program (“NTEP”) certified legal for trade. Revenue from these resale activities was approximately 2% and 1% of total revenue in the years ended June 30, 2019 and June 30, 2018, respectively, and is not expected to become a significant generator of revenue.

Cannabis Industry

General

We believe the growing cannabis industry in numerous U.S. states and other countries outside of the U.S. represents an ideal market for our technology, as both states and countries need to ensure legal compliance and the maintenance of the seed-to-sale life cycle within their jurisdictions. Furthermore, legally licensed operating companies need to ensure they operate within applicable state law and carefully track inventory.

Although in its early stages, the cannabis and hemp industries (medicinal and adult-use) are experiencing rapid growth. Total legal cannabis spending in the U.S., (excluding pharmaceutical and retail CBD) grew to $9.8 billion in 2018 from $8.5 billion in 2017. According to Arcview Market Research and BDS Analytics’ latest “State of Legal Cannabis Markets” report, the legal cannabinoid market in regulated dispensaries, pharmacies and retail outlets is projected to grow to $44.8 billion by 2024, as the number of states, territories, and nations liberalizing their cannabis legalization rules and policies grows. The forecast is based on expectations that by 2024, every U.S. state, Washington, D.C., and four U.S. territories will have active medical cannabis programs, and 20 states, Washington, D.C., and two territories will have active adult-use markets. The report notes the expected expansion in legalization actions should drive U.S. legal cannabis spending to nearly $30 billion in 2024, growing at a compounded annual growth rate in excess of 20%.

Further to our current addressable market, the regulatory changes in the 2018 Farm Bill in the U.S. have created an opportunity for hemp-based CBD in general retail and pharmaceutical channels. Additionally, multiple countries across the world have legalized hemp for growth and export including China, Italy, Australia and South Korea. In the U.S., hemp-derived CBD is available broadly across retailers (not solely licensed cannabis dispensaries), including online, drug and convenience stores, natural product, beauty, grocery and pet stores. According to Grand View Research, Industrial Hemp Market Analysis, in 2019 the U.S. hemp market will grow to $1.37 billion and the global hemp market will reach $4.6 billion.

The cannabis industry is a fast-growing, increasingly complex, and rapidly changing landscape. Arcview Market Research and BDS Analytics note that the range of regulatory schemes is wide, and fines for non-compliance are steep. Proper, safe and profitable operation of a cannabis business requires a full understanding of applicable laws, the ability to track plants and products to ensure compliance with these laws, and the ability to operate at scale in a competitive environment.

We use our years of experience, proprietary databases, and resources to identify trends and predict changes in the cannabis industry in order to evolve our products and better assist our clients in operating in compliance with the applicable laws of their jurisdictions and capitalizing on commercial opportunities within the applicable regulatory framework, with accuracy, efficiency, and geographic specificity. We have two data products: The MJ Platform Business Intelligence (“BI”); and Akerna Acumen Big Data, which both leverage the extensive data captured in each of MJ Platform’s cultivation, E&I, distribution and retail modules. BI gives MJ Platform clients access to aggregate data across their organization to keep track of emerging legal and commercial trends, allowing for informed actionable insights at various levels within the organization, including room, location, state, brand and administration. MJ Platform allows users to align their operational data from three vantage points: in real-time; past trends; and predictive future. This proprietary database assists user in making important decisions in real-time with respect to product monitoring, tracking, planning and pricing.

Seed to Sale

Accurate tracking of any organic products requires the ability to identify an item that changes over time. A seed grows into a plant, and a plant is refined into multiple different products, some of which are sold to consumers, and others of which are destroyed or allowed to expire. The following is a general description of the seed-to-sale process:

Cultivation. The process of growing begins at the cultivation facility, where all living plants are tracked throughout their growth phases. The plants progress from propagation material (seeds or tissue cultures), to the vegetative stage (immature plants), then to the flowering stage (mature plants).

Harvest. Upon harvest, weights are gathered which represent the weight of the flower and other material (e.g., stems and roots). Weights decrease as product is processed through drying, trimming and elimination of waste.

Quality Assurance (“QA”) Laboratory Testing. Certain jurisdictions require cannabis or hemp CBD material to be tested. Samples of flower and other material are sent to a testing laboratory where the required testing can be performed. While product samples are undergoing lab testing, the remaining packages of the associated inventory remain quarantined until passing test results have been entered by the testing laboratory.

Packaging. Once harvested material has had the appropriate QA testing performed, harvest packages may be transferred to extraction and infusion (“E&I”) facilities to undergo extraction and infusion processes. E&I facilities process the usable plant material for sale, or extract the organic compounds from the plant, which can then be packaged for sale directly as concentrated extract, such as cannabis concentrate, or processed into infused products (such as topical products, edible products, and tinctures). In some jurisdictions, it is required that samples be sent to a testing laboratory again at this point for final testing prior to being transported to retail facilities to be distributed to consumers.

Our Platform Capabilities

Our platforms and related technology offer wide ranging capabilities. We integrate these capabilities into our software offerings to provide platforms that allow government regulators to engage in accurate and real-time compliance monitoring, and which provide licensed businesses with a true enterprise solution for managing their inventory and compliance. Key capabilities of the Leaf Data Systems and MJ Platform include:

●	Seed-to-Sale Tracking – This allows tracking of products from cultivation, through harvest and processing and manufacturing, to monitoring of the final sale to the patient or customer. Our traceability technology captures everything that happens in an individual plant’s life, providing visibility into the supply chain from any measurement of finished product dispensed to a patient or customer, back to the plant it came from, and all activity, transportation, and transactions that happen in between. While we do not provide point of sale processing, and never takes, owns, or handles any product or cash transaction, our platform does record all sales as part of state and jurisdictional compliance monitoring processes.

●	Single System Integration – This allows state-licensed clients to manage inventory, customer records and staff in one tracking system. MJ Platform and Leaf Data Systems platforms can be fully integrated with one another. Our platforms can also be integrated with systems of numerous third-party suppliers.

●	Remote Usage and Connectivity – This allows access through any Internet connection from anywhere and on any device.

Leaf Data Systems

General

Leaf Data Systems provides regulatory authorities with visibility into the operations of licensed medical and recreational cannabis businesses. Licensed cannabis facilities within a state can track plant and product movement and waste across their organization, which is processed into reporting tailored to the government agencies that regulate and enforce the rules of the industry. This gives regulators a tool for transparency and accountability across the cannabis supply chain to ensure public and product safety as well as to monitor sales and inventory within the industry. Leaf Data Systems is customized to the regulations of the state in which it is contracted and tailored to capture the relevant data points desired by regulatory officials.

Government regulators desire visibility at critical junctures within the seed-to-sale chain of custody in order to ensure public safety, monitor sales data for the purposes of taxation, and perform physical inspections of cannabis industry facilities. Leaf Data Systems allows for specific data points captured during these workflows to be compiled into the state and regional view retrievable by regulatory officials. These data points include:

●	Licensed facilities locations;

●	Individual employees at licensed facilities;
●	Specific physical locations at licensed facilities, such as where plants are grown, or products exist;

●	Plants tracked as they move through their life cycle with location, phase, and origin data captured;

●	Harvest details collected throughout the harvest process;

●	Product and type attributes associated with physical inventory;

●	Packages of physical inventory on hand at a licensed facility and all associated actions performed with inventory, such as inventory adjustments, transfers and destruction; and

●	Wholesale and retail transactions.

Leaf Data Systems leverages the use of unique identifiers that are assigned to each batch, plant and inventory item to connect the life cycle phases together and provide the foundation for the chain of custody. State officials are able to review all seed-to-sale information captured for all licensees through reporting of real-time data. The system allows regulators the ability to set alerts based on specific data points and their relative expected values to identify anomalies that might indicate diversion.

Leaf Data Systems provides regulators with three methods for data capture from licensees:

●	Application Programming Interface (“API”) – Licensees that utilize business management software provided by a third-party vendor to manage their plants, inventory and sales (including the MJ Platform) can integrate their existing system with Leaf Data Systems via an API. An API is a set of requirements that governs how one software application communicates with another. Our API details for Leaf Data Systems are available for any software company to utilize for their clients’ benefit.

●	File Upload – If API integration is not a possibility, licensees can utilize the data upload feature using comma-separated values (“CSV”) files. A CSV file is a common format for data exchange that is widely supported and is useful for transferring tabular data between programs that operate on incompatible formats. Leaf Data Systems provides a template as a guideline for proper formatting of CSV files for any data to be uploaded.

●	User Interface – Licensees who choose not to utilize API integration capabilities or data upload tools have the option of manually entering each line item of data to be captured. Leaf Data Systems’ data collection forms allow field by field detail entry for each piece of information that must be recorded.

Leaf Data Systems allows government regulatory clients to track product of licensees from seed to plant, view manifest data on demand in order to verify the transport details for a licensee transporting cannabis products or materials, and ensure proper taxation and payment of fees by licensees.

Government Contract Bidding Process

When seeking cannabis compliance monitoring and regulatory governance systems, states publish requests for proposal (“RFP”) to which companies, such as us, can respond. We monitor government contract opportunities by reviewing all available state registries for notifications of RFP and similar proposal invitations. We have relationships with industry lobbyists, industry coalitions, regulatory agencies and industry businesses, enabling us to learn of all government contract opportunities. We believe our industry expertise, adaptable platform technology and ability to timely provide a quality commercial off-the-shelf (COTS) solution at a competitive price provides us with the ability to win the bidding process and secure state regulatory customers.

Based on an RFP, we conduct internal road-mapping to determine if there is value in responding to the proposal. If we decide to proceed, we will formulate a detailed response, including granular responses to solicitation requirements; identifying and detailing the benefits of the Leaf Data System for the state’s needs and formulating a pricing regime that the state will find attractive. Typically, we will propose three pricing models, all of which consider the extent of customization required and the number of expected licensees operating across the platform:

●	The state pays for the entire project – In this model, the state pays all costs associated with implementation, licensee tags (e.g., radio frequency identification (RFID) tags, barcode tags, etc.), ongoing support, and maintenance for the duration of the contract.

●	The costs for the project are split between the state and the licensees – In this model, the state pays for implementation and ongoing support and maintenance, while the licensees might pay for cost of tags.

●	The licensees pay for the entire project – In this model, the licensees bear the entire cost of the project in the form of monthly fees or license tag fees.

Currently 24 out of a total of 33 states, as well as the District of Columbia and Puerto Rico, are using some form of cannabis compliance tracking, which is becoming a standard for states that legalize medicinal or recreational cannabis. We believe that states’ demand for these platforms will continue to increase as further state-level cannabis legislation is introduced, and the existing legalized states further expand their compliance initiatives.

We have been awarded contracts in Washington, Pennsylvania, and Utah.

We have exclusivity in the Pennsylvania market due to our government contract, which requires operators in the state to use not only our track and trace system Leaf Data Systems but also our seed to sale tracking ERP product MJ Platform.

Agreement with State of Washington

We have supplied Washington State with Leaf Data Systems since 2017. The platform has been integrated with the Washington State Liquor and Cannabis Board and is used to monitor, control, and report on activities of authorized producers, processors and dispensaries. This project involved the conversion of three years of cannabis tracking data from the state’s prior tracking system, coordinating the cutover of all licensed businesses in the state to the Leaf Data Systems, and the integration of APIs from numerous third parties.

In July 2017, we and the Washington State Liquor and Cannabis Board (“WSLCB”) entered into a services contract for our provision of the Leaf Data System. The contract provides for us to undertake the work necessary to implement and integrate the Leaf Data system with WSLCB, with a subscription for maintenance and other services by us thereafter. The initial term of the contract for performance of such implementation and integration commenced on July 10, 2017. Upon final acceptance and approval by WSLCB of the implementation of the Leaf Data System, the term of the state’s subscription for software maintenance and support shall initially be for one year, with up to five consecutive one-year renewals, at the sole option of Washington State. As of the date hereof, we are completing the implementation of the Leaf Data system with WSLCB, including providing deliverables such as project management plans, testing, data conversion, interfaces, training, production cutover, and initial licensing. The subscription fee payable by WSLCB includes all costs associated with hosting, licensing, and support for each year of subscription services. WSLCB shall pay in advance the respective annual cost. Suspension or termination of this contract by WSLCB can occur in whole or any part at any time for certain prescribed reasons, including our breach of the contract, for the convenience of Washington State or the failure of Washington State to allocate funds in its budget for the Contract.

Agreement with State of Pennsylvania

We have supplied Pennsylvania with Leaf Data Systems since 2017. The platform has been integrated with the Pennsylvania Department of Health and is used to monitor, control, and report on activities of authorized growers/processors, dispensaries, laboratories, clinical registrants, and academic clinical research centers. The Leaf Data System, as configured for Pennsylvania, permits growers and processors to begin cultivating, growing, and processing activities as soon as possible. This platform also integrates a third-party SaaS registry from Oracle for patients, caregivers, practitioners and medical providers with our seed to sale system to track patient dispensary activity in the state.

On January 30, 2017, the Pennsylvania Department of Health (“PADOH”), together with Pennsylvania’s Office of Information Technology Bureau of IT Procurement accepted our bid to provide a hosted SaaS medical marijuana seed to sale tracking system and awarded us a service contract. We, as the prime contractor for this contract, provides all services and meets the requirements requested by PADOH, except the production of the Medical Marijuana Patient and Caregiver identification cards, which is provided by the Pennsylvania Department of Transportation. These specific services are provided through our Leaf Data Systems product, which monitors, controls and reports on activities of authorized growers/processors, dispensaries, laboratories, clinical registrants and academic clinical research centers. Additionally, the services provided to the Commonwealth by us includes implementation of a hosted, SaaS registry for patients, caregivers, practitioners and medical providers, which is integrated with Leaf Data Systems as necessary to track patient dispensary activity. The term of the purchase order which was issued under the contract commenced on April 18, 2017, with an initial term of five years and the option for three (3) consecutive one-year renewals at the Commonwealth of Pennsylvania’s (the “Commonwealth”) discretion. The Commonwealth may exercise the renewal(s) in single or multiple year increments, at any time during the purchase order. Termination of the contract will occur at contract closeout and all data collected and stored in our systems will be transferred to PADOH without cost within 30 calendar days in a format agreed upon by the Commonwealth. Termination by the Commonwealth can occur in whole or any part at any time for certain prescribed reasons, including our failure to provide services as and when required, our failure to dedicate sufficient resources, including personnel, equipment and material, to the completion of prescribed services and unsatisfactory performance in the judgment of the Commonwealth. In addition, the Commonwealth can terminate the contract without cause for convenience upon 30 days’ notice if it determines that termination is in the best interest of the Commonwealth.

Agreement with State of Utah

In August 2019, we entered into a State of Utah Contract (the “Utah Contract”) with the Department of Technology Services (“DTS”), for MJF’s provision of the Leaf Data System. The Utah Contract provides for provision of our Leaf Data System and Trace Seed to Sale Solution, specifically customized for the State of Utah to include an electronic verification system and inventory control system that includes customer relationship management technology. The systems will utilize solo sciences’ solo*TAG™, the world’s first cryptographically-secure, cannabis product authentication system, exclusively for governments, as an alternative to RFID tracking.

The Utah Contract also provides for us to undertake the work necessary to implement and integrate the Leaf Data system with DTS, with a subscription for maintenance and other services by us thereafter. The purpose of such implementation and integration is for a “Seed to Sale” inventory control system and electronic verification system to facilitate the electronic monitoring of the state’s medical cannabis industry; and supporting functionality to register, approve, provide system credentials and administer patients, caregivers, practitioners and medical providers. The initial term of the Utah Contract for performance of such implementation and integration is effective as of August 12, 2019, and terminates on August 1, 2024, with an initial term of five (5) years and the option for three (3) consecutive one-year renewals at the State of Utah’s discretion.

The Utah Contract provides for timelines for production, roll out, and operational implementation.

We expect the inventory control system to be fully rolled out and operational by the end of calendar year 2019 and the electronic verification system to be to be fully rolled out and operational between March and June 2020. Once the initial phases provided in the Utah Contract are complete, the DTS is expected to move into subscription services. Suspension or termination of the Utah Contract by DTS can occur in whole or any part at any time for certain prescribed reasons, including our breach of the contract, for the convenience by either party or the failure of State of Utah to allocate funds in its budget for the Utah Contract.

MJ Platform

We provide state-licensed dispensaries, cultivators, manufacturers, and distributors with a data-driven seed-to-sale tracking platform, MJ Platform, which provides clients with an enterprise resource planning solution for managing their inventory and regulatory compliance. We believe that the product can scale to serve businesses of varying size, whether a small boutique shop, a large multi-state company or a multi-country business, and is available in English, Spanish and French. MJ Platform is used by customers to compliantly track inventory through all phases of the seed-to-sale cycle – from cultivation to extraction and infusion to distribution and retail sales. Data points are collected at every stage of the product lifecycle and about multiple aspects of the plant’s growing environment, manufacturing processes and ingredients, as well as retail pricing and purchase data.

Every stage of the product lifecycle has costs attached to it, including building, labor, nutrients, lighting, water, and other, sometimes hidden, expenses. For enterprises at scale, managing costs becomes an increasingly important part of sustainability. MJ Platform allows users to track costs with specificity – by the day, by the hour, by the method, by the employee, by the product line, and by the square foot of facility space.

We service licensed cannabis operators in all verticals of the industry, including cultivation, manufacturing, distribution and retail dispensaries. We believe our ability to service Multi-State Operators (“MSOs”), Licensed Producers (“LPs”) with multiple verticals, as well as individual operators in the cultivation and manufacturing verticals differentiates us from other cannabis industry software providers that typically do not provide solutions for these types of businesses. We have significant client presence for our commercial software solutions in mature cannabis markets such as Arizona, California, Michigan, Pennsylvania, Colorado, Montana, Nevada, New Jersey, Maryland, Vermont and Puerto Rico, as well as Spain.

The Company has exclusivity in the Pennsylvania market due to its government contract, which requires operators in the state to use not only the Company’s track and trace system Leaf Data Systems but also the Company’s seed to sale tracking ERP product MJ Platform.

Cultivation

The cultivation module in MJ Platform allows licensed cultivators to quickly get ground-level details about plant strain creation and plant growth location, together with enterprise-level costing and yield projection modeling.

The following summarizes MJ Platform’s functionality, utility, and monitoring capabilities through the cultivation stages:

●	Creating plants. Cultivators use MJ Platform to identify strains of plants based on various phenotypes and to monitor and track genetics from a particular Mother Plant, thus allowing the Mother Plant and its progeny to be tracked genetically and by strain/phenotype performance over generations.

●	Growing plants. MJ Platform allows cultivators to view and track high-level details about the plants they have in the propagation, vegetation, and flowering stages, with the added ability to dive into an individual plant or group of plants. Cultivators can quickly move large batches of plants through the plant life cycle (vegetation/flowering stages) or individual plants can be moved if those plants need more or less time in a particular stage while keeping track of all inventory and monitoring regulatory compliance.

●	Harvesting plants. When plants have finished the flowering stage and are ready to be harvested, those plants can be reviewed through the platform as a group or individually. At this time, the overall harvest weight is entered, with corresponding waste weights. Both harvested and waste material are inventoried and tracked, allowing the business and the governing body, such as the state regulatory agency, to know where all such material is at any given time. Additionally, the harvest can be graded for quality, which allows for an evaluation of the genetics of the plant strain and the growing conditions within the cultivation facility.

●	Packaging harvest. After the harvest has gone through its various drying and curing stages, it will be ready to be either sold wholesale by the commercial business for extraction purposes or sent to a retail facility. At this point, “harvest lots” are created based on the variation of cannabis flower that the cultivation facility deals with (e.g., bulk flower, trim, prepacks, etc.) and each lot is inventoried, tracked and monitored.

●	Testing product. Test results can be added for products in order to track cannabinoid potency, terpenes, microbials, residual solvents, heavy metals, mycotoxins, pesticides, and foreign materials. This information can then be used for business or customer facing labeling. All test results become part of the data record and is monitorable.

●	Distributing to extraction or retail facilities. When product is ready to be distributed to an extraction facility (to run extractions and produce concentrates) or a retail facility (to be sold to patients or consumers), it can be sent out on a transfer, at which point the inventory will be removed from the system and the MJ Platform has done its job of helping the customer ensure compliance. Most U.S. States require a transport manifest be created and filed at this time as well, which MJ Platform does. If this cultivation facility and the facility to which the product is being transferred are under the same parent company, a corresponding purchase order will be created at that receiving facility, easily allowing that facility to receive the inventory.

Extraction and Infusion (E&I)

The following summarizes MJ Platform’s functionality, utility, and monitoring capabilities through the extraction and infusion stages:

●

Receiving inventory. When licensed extraction facilities are sent organic materials, such as raw cannabis plants, from other facilities in order to run extractions or processing on that material, the MJ Platform allows the extraction facility to easily receive that inventory into their system through a purchase order. The extraction facility is able to locate the vendor sending them product via the “vendor network” integrated into the MJ Platform, at which point the products they typically receive from the vendor will automatically be displayed. This allows the E&I facility to carefully track the products being sent by each vendor. Any payments made during the transfer are recorded in the MJ Platform and become part of the monitorable data.

●	Extracting and processing. Monitoring and accounting data for each of the varying pieces of equipment used in cannabis processing jobs can be added to MJ Platform. As equipment is used to transform cannabis material into cannabis oil, live resin, and other products, that processing time is deducted from that equipment’s overall life expectancy, allowing for true product costing capabilities. MJ Platform allows the user to select monitoring of particular starting material to be extracted and processed and the platform will present only the relevant information. Additionally, the platform can monitor individual employee tasking, job completion timelines and process efficiency.

●	Viewing multiple processing jobs. Larger E&I facilities have more equipment and therefore will have various processes running in various machines at the same time. MJ Platform allows for an E&I facility manager to view and modify details about all of the active processes running in each machine at any point in time.

●	Inventory listing. E&I facilities have inventory in various stages of processing at any point in time. Cannabis flower may be in the process of being extracted into oil, distilled to achieve high levels of purity, or packaged into a final product. Therefore, it becomes necessary for an E&I facility manager to see in which stage all of this inventory resides at various times and to be able to accurately and immediately track such inventory. The E&I inventory listing within MJ Platform has these inventory stages set up into buckets, which include pre-run, curing infusion concentrate and finished product. This inventory bucketing structure takes the guess work out of knowing where various products are in the extraction and processing phases, ensuring efficient state compliance and the meeting of product “finishing” timelines.

●	Completing processing jobs. When the processing job has completed, the output product(s) are selected and the new quantity of the output product are captured and become part of the compliance and monitorable data log. Quality ratings can also be assigned at this time to capture product color, clarity, aroma, consistency.

●	Assembling a final product. Once the varying extraction and processing jobs have been run and the output material is in its final form, the final product (such as cartridges, concentrates, oil capsules) can then be assembled for the final patient or consumer. Within MJ Platform, assemblies are monitored based on the facility’s operating procedures. For example, if cartridges are to be filled and packaged, the pre-built platform assembly would contain the appropriate amount of cannabis oil, an empty cartridge, MCT Oil for dilution, and a box to house the cartridge. All of these components are monitored in MJ Platform with their corresponding costs and inventory levels, with the location of each components identifiable and monitored. As employees assemble these cartridges, they will know which components are needed (and monitor the adequacy of inventory levels) and pull from existing inventory (or reorder inventory as necessary). The pre-built assemblies also allow for the comparison of expected cost/completion times relative to actual cost/completion times.

●	Testing product. In MJ Platform, product testing can be monitored and recorded at any stage of inventory (pre-run, curing, infusion concentrate and finished product). Certain states require tests to be completed at each stage of the cannabis product for consumer sales. For example, if an E&I facility is producing cartridges, it may be necessary to test the oil in the curing stage, the infusion concentrate stage, and the final finished product stage. MJ Platform is easily adaptable for these requirements and provides for traceability and compliance monitoring from one stage to another.

●	Distributing to retail locations. Once the E&I facility has finished taking in cannabis flower and outputting product, the E&I facility wholesales that product to retail facilities to be sold to patients and consumers. These transactions are recorded by MJ Platform and are monitorable by state governments and other governing bodies.

Retail

The following summarizes MJ Platform’s functionality, utility, and monitoring capabilities through the retail stages:

●	Receiving inventory. The process for receiving inventory at the licensed retail facility is the same as at the E&I and cultivation facilities. The licensed vendor sending the product can be easily located via the retail facility’s vendor network, at which point the products which are typically received from this vendor will automatically be displayed on the MJ Platform and tracking of same continues. Any payments made during this transfer are recorded and become part of the monitorable data.

●	Creating customer records. Licensed retail facilities use MJ Platform to create a record of each customer and capture relevant customer information, including medical history, purchase history, and overall spending. MJ Platform provides retail facilities with the ability to capture demographic information (e.g., phone, email, address, driver’s license and medical ID) and special grouping information (e.g., veteran, senior and repeat customer), which can be used by commercial business to determine any product pricing adjustments, and allows compliance with all customer record keeping requirements.

●	Tracking sales to customers/patients. Whether a retail facility handles in-store orders, phone orders or third-party online orders, MJ Platform records all sales finalized at or through the retail facility, including amounts of product sold, prices, inventory identification, and the employees handling and delivering product.

●	Adding products to an order. As orders are placed, MJ Platform records all package labeling, retail location and patient or customer information to the monitorable data for the commercial business. MJ Platform also assists clients in the provision of accurate labeling based on information input by the client. Depending on an inventory manager’s need for inventory restriction, packages can be moved within the system to various sales and storage locations to allow them to be visible to (or hidden from) the retail employees completing the sale in order to ensure compliance. In fact, the software can prevent the retail employee from compliantly recording an inventory sale which is not in the virtual sales location to which they’ve been assigned.

●	Enforcing purchase limits. Certain jurisdictions have restrictions on the amount of cannabis or cannabis derivatives which can be purchased during a given time period. MJ Platform allows for retail managers to set limits for their facility while providing the flexibility to override the limits for certain patient-based medical need. If product sale would put an end patient or customer over the applicable purchase limit, MJ Platform provides a warning message to the retail employee and the product is prevented from being compliantly recorded as a sale. Additionally, retail employees see a running total of the amount of cannabis material currently allocated to a patient or customer, allowing for tailored product choices based on the patient or customer’s remaining purchasable amount. If this retail facility’s parent company has multiple retail locations, all of these locations can be linked together to prevent “looping,” ensuring patients or customers aren’t purchasing their full limit at one location then purchasing additional product at another location.

●	Paying for orders. MJ Platform does not sell or handle cannabis products and does not process any payments for same but can integrate with the client facilities’ payment processors to record all transactions to further enhance state compliance data sets. Currently, there are no U.S. clients who have any integration to payment processing through MJ Platform and only Canadian clients have the ability to integrate to payment processors to receive data back to record a sale. In the U.S., MJ Platform simply records that a sale was made for compliance purposes.

●	Printing customer labels and receipts. MJ Platform allows for easy printing of labels that can be attached to the products or handed to the customer. Certain jurisdictions require such materials to be given to the customer for law enforcement purposes. Labels can be easily customized within MJ Platform to suit the needs of changing laws. Certain jurisdictions may require “mandated statements” on patient labels which apply to the whole order or which may apply only to certain product categories. Instead of hardcoding these statements, MJ Platform empowers retail personnel to remain in compliance by allowing them to build out their own global label statements, category statements, subcategory statements to allow them to quickly pivot based on new rules or regulations.

Business Intelligence

We have two data products: The MJ Platform Business Intelligence (“BI”); and Akerna Acumen Big Data, which both leverage the extensive data captured in each of MJ Platform’s cultivation, E&I, distribution and retail modules.

BI gives MJ Platform clients access to aggregate data across their organization to keep track of emerging legal and commercial trends, allowing for informed actionable insights at various levels within the organization, including room, location, state, brand and administration. MJ Platform allows users to align their operational data from three vantage points: in real-time, past trends, and predictive future. This proprietary database assists user in making important decisions in real-time with respect to product monitoring, tracking, planning and pricing.

BI is monetized through the provision of Data Analytics subscriptions to clients. The Company typically grants a limited, non-exclusive, non-sub-licensable license to use our industry data for internal management, reporting and business optimization purposes. The information typically supplied to clients is aggregated and anonymized information regarding products, which may or may not be those of the client, sold through sales generated through our online service platforms.

During the cultivation phase, the platform allows for yield and cycle management forecasting. The platform leverages plant growth cycle and expected harvest yield data from the propagation, vegetation and flowering stages to forecast when there will be on-hand inventory for various products, allowing for ramp up in cultivation staffing and marketing/pre-selling of the inventory.

During the E&I phase, the platform allows the licensed facility to monitor product efficiency and product quality. It provides the facility manager with insight into the efficiency and quality of extraction, processing, and assembly jobs by employee, and enables the manager to determine with employees are achieving the highest yielded product output, and which are achieving product output with the highest quality ratings.

During the retail phase, the platform allows licensed retail locations to run consumer and patient analytics by tracking sales data relative to purchaser information, such as age, gender, zip code, discounts and coupons redeemed, and date of product sale. The platform helps compliantly monitor and track retail locations retention efforts with existing patients or customers by tracking and reporting on the client’s targeted marketing and advertising efforts. The platform also allows retail location managers to view details about product sales by type, strain, vendor and consumer type, allowing for reorder and pricing of products based on data. The tracking of this data also allows retail locations to evaluate gross profit trends. The platform also provides high-level sales data about daily, weekly and monthly sales, sales by payment type, sales by retail employee, sales by product and strain type, sales by consumer segment, and other metrics.

We believe we have cultivated a substantial legal cannabis dataset with nearly $16 billion   in sales tracked and 10 years of data across 20+ states and multiple countries. With the contractual ability to aggregate and anonymize this data, we have launched the Akerna Acumen product to provide banks, investors, researchers, cannabis businesses and non-cannabis businesses with cannabis market intelligence and valuable market comparison data. The data is available in various formats and is available with updates as frequently as daily.

Partner Integrations

MJ Platform is built on a microservices architecture. This structure has a number of benefits, including the ability to segregate certain pieces of the service in order to allow for those pieces to be easily accessed by third-party services. For example, we recently entered into a partnership with solo sciences and Isolocity to bring increased supply chain visibility and compliance to clients. The Isolocity partnership enables cannabis enterprises to pursue international expansion by providing a QMS framework to support local and national compliance needs. By leveraging Isolocity’s QMS, MJ Platform supports GMP certification requirements, including the stricter EU-GMP standard required for the export of medical cannabis into Europe and Asia.

The solo sciences partnership expands our reach across the cannabis supply chain visibility and transparency to the consumer to point-of-purchase and post-purchase feedback. The partnership also includes a proprietary tracking technology, solo*TAG™, that provides a more cost-effective and secure alternative to RFID. The technology is exclusively only available from solo and Leaf Data Systems.

As a result of MJ Platform being fully built along Representational State Transfer (“REST”) APIs, we are able to add valuable functionality through integration and strategic partners. The partnerships allow us to offer far more value to clients at a lower development cost to the company and serves as a source of accretive referral revenue to MJ Platform.

Consulting

Our experienced services team assists our government regulatory and business clients in integrating our platforms into their respective operations and systems.

Entering the cannabis industry is a significant undertaking. We work with clients to efficiently comply with state requirements in connection with the launch and operations of their cannabis businesses. Our management and key personnel bring deep cannabis industry experience to us. Our management team and key personnel have broad experience gained form working with numerous cannabis operations. Our consulting team has experience in every aspect of cannabis operations in every vertical (e.g., cultivation, processing and retail). Our team members have previously managed projects, including cultivation facilities exceeding 100,000 square feet, retail operations with locations in multiple states and online businesses serving an entire country.

We provide project-focused consulting services to clients that are initiating or expanding their cannabis businesses or are interested in data consulting engagements regarding the legal cannabis industry. We typically provides our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations in newly opened states.

We consult with clients on a wide range of areas to help them successfully operate in the cannabis industry in compliance with state law, including:

●	reviewing plant and product procedures to ensure compliance and safety, as well as create greater safeguards against diversion (for example, the redirection of medicinal marijuana to a recreational user sales);

●	providing role-based, recorded training customized for clients’ businesses and personnel with an emphasis on the applicable state regulatory scheme;

●	writing license applications and compliance programs.

Strategy

We intend to pursue additional growth through organic initiatives, including increased marketing personnel and resources, acquisitions, and strategic relationships. Key elements of our strategy include:

●	expanding into new states and countries acquiring new commercial and government clients with a seed-to-sale solution that meets in-market compliance requirements;

●	capitalizing on the rapidly growing hemp CBD market with marketing investment and additional feature development;

●	acquiring additional data services clients and expanding data features and data points collected across the supply chain;

●	expanding services offerings among existing customers

●	exploiting the network effect that results from our strong position in the compliance technology and inventory management market for the cannabis supply chain;

●	enhancing our systems infrastructure and data security systems;

●	establishing strategic partnerships to provide greater value to clients through increased data collection

●	expanding our products to other organic material industries in the United States and aboard; leveraging our first-to-market position and utilizing our long-standing relationships with thousands of growers, cultivators, dispensaries and government agencies, to continue to develop and sell our platforms and related products and services; and

●	making strategic acquisitions to enhance product and service offerings and marketing breadth.

Government Regulation

We do not grow, handle, process or sell cannabis or cannabis-derived products, nor do we ever possess any such material or process any transactions related to the sale of same. We only provides a technology platform for our clients to ensure their compliance with state law, and to monitor and control their inventory in compliance with state regulatory environments. We do not receive any commissions from sale by our clients and our revenue generation is not based on the sales of cannabis product by our clients, but rather we generate revenues through a set-fee based subscription revenue model. We are not directly subject to state or federal government drug regulation and our products are only intended to be used to ensure compliance with applicable state law under which clients operate. Our clients are subject to state and federal law as it relates to cannabis growth, processing and sale. 33 U.S. states have legalized cannabis in some form. Cannabis, however, is still deemed illegal under federal law. The federal government regulates drugs through the Controlled Substances Act (CSA) (21 U.S.C. § 811), which does not recognize the difference between medical and recreational use of cannabis.

We believe the existing and emerging state and federal regulatory landscape creates opportunities for us platforms. We are awarded contracts with our government regulatory clients for our products and services through the process of competitive bidding. This process begins when we first learn, formally or otherwise, of a potential contract from a prospective government customer and concludes after all negotiations are completed upon award. When preparing our response to a prospective customer for a potential contract, we evaluate the contract requirements and determine and outline the services and products that we can provide to fulfill the contract at a competitive price.

Our government contracts and sub-contracts are subject to the procurement rules and regulations of the individual states. Many of the contract terms are dictated by these rules and regulations. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

The applicable state government generally has the ability to terminate our contract, in whole or in part, without prior notice, for convenience or for default based on performance. If a government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. The state government also has the ability to stop work under a contract for a limited period of time for our convenience. In the event of a stop work order, we generally would be protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract.

In order to obtain a government contract for the Leaf Data Systems, we are required to follow a competitive bidding process in each state where we seek a contract. Any government contract awarded to us could require us:

●	to expend material time and money ahead of receipt of revenues thereunder;

●	to be become subject to potential audits and reviews by government agencies; and

●	to reserve for potential liabilities under such contracts for periods longer than under private, commercial contracts.

Privacy & Customer Data

Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) that took effect in May 2018, impose new obligations directly on us as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which will take effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.

Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.

Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

Competition

We compete with numerous companies in the cannabis industry that offer services that are similar to some of our services, including, but not limited to, Acumatica, BDS Analytics, BioTrackTHC, Canna Advisors, Cannabis 365, Cova Cannabis, Denver Relief, Flowhub, Greenbits, Guardian, Headset Medicine Man, Metrc, New Frontier, Nextec, 3C, Treez , Trelis and TILT Holdings. We also directly compete with Kind Financial, a company offering substantively similar services to us and which has partnered with Microsoft to deliver such services in the United States.

We face competition in each of the revenue segments in which we operate. We believe, however, that we possess relative strengths in each segment that provide us with competitive advantages, including:

●	the range of services offered by us;

●	our management personnel and their industry knowledge and experience; and

●	our proprietary databases, which are only available to users of our platforms and consulting services.

Range of Services

We believe that we possess a unique viewpoint into the industry because we offer solutions to, and works with, both commercial businesses and government regulatory agencies towards the common goal of ensuring regulatory compliance and real-time monitoring of inventory and sales. We offer a complete range of both software and services to meet these needs for both state governments and commercial businesses. While we do not face competition from firms focusing on specific subsets of our markets, there are a very limited number of competitors providing products or services that compete with our complete range of products and services. We compete with software companies offering a product to businesses only in a certain geographic region or of a certain business type. We also compete with consulting firms serving a specific phase of the cannabis plant lifecycle.

Industry Knowledge and Experience

Our management personnel have extensive technical and business operations knowledge and experience within the cannabis industry, which has been developed through numerous years of service in key roles with a broad range of cannabis companies, both in terms of product and service type and size. We leverage this knowledge and experience to guide our product and service development and delivery. Our management team possesses significant compliance expertise, allowing us to continually monitor changes in legislation and regulation within the markets we and our customers operate. We face competition from companies who have teams with technical expertise or cannabis industry experience, but there are a limited number of competitors who have both and which understand the interplay between software and technical development and the application of same to the evolving cannabis compliance landscape.

Proprietary Databases

Nine years of operations has provided us with a statistically significant dataset of cannabis transaction information that we believe cannot be readily duplicated by new entrants into the marketplace. This growing database includes proprietary sales, market trends, customer preferences, pricing and regulatory data. We use this dataset to more accurately predict trends in the marketplace and makes this dataset available to users of our platforms, providing greater utility to customers in this regard than can be provided by competing platforms.

Size Compared to Direct Competitors

Based on numerous private and public sources, including state tax rolls and comparative industry websites, such as https://www.owler.com/company/mjfreeway, we contend that we are the largest competitor in the software-based compliance and inventory monitoring industry with respect to the cannabis industry. The comparative data available indicates that we are at the top of the industry in terms of annual revenues and number of employees. Additionally, we have one of the longest operating histories in the industry amongst these competitors, and holds the largest global footprint amongst these competitors, having served cannabis operators in 29 U.S. states, the District of Columbia and Puerto Rico and 14 countries globally dating back to 2010.

The additional capital resources will allow us to pursue an acquisition strategy in order to accelerate growth. The industry in which we participate is highly fragmented, with many small and thinly-capitalized competitors. As part of our growth strategy, we may seek to acquire assets or companies that are synergistic with our business. We have built a scalable infrastructure to support both rapid organic growth and targeted acquisitions. By providing the full seed-to-sale solution, we believe we are well-positioned to be an acquirer of cannabis technology solutions throughout the supply chain.

Company Information

The Business Combination

On October 10, 2018 (as amended on April 17, 2019), we (f/k/a MTech Acquisition Holdings Inc.) entered into a definitive merger agreement (the “Merger Agreement”) with MTech Acquisition Corp. (“MTech”), MJ Freeway, LLC (“MJF”), MTech Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Akerna (“Purchaser Merger Sub”), MTech Company Merger Sub LLC, a Colorado limited liability company and a wholly-owned subsidiary of Akerna (“Company Merger Sub”), MTech Sponsor LLC (“MTech Sponsor”), a Florida limited liability company, in the capacity as the representative for our equity holders (other than the Sellers) thereunder, and MJF and Jessica Billingsley (as successor to Harold Handelsman), in the capacity as the representative for the Sellers thereunder. The Merger Agreement provided for two mergers: (i) the merger of Purchaser Merger Sub with and into MTech, with MTech continuing as the surviving entity (the “Purchaser Merger”); and (ii) the merger of -Company Merger Sub with and into MJF, with MJF continuing as the surviving entity (the “Company Merger” and together with the Purchaser Merger, the “Business Combination”).

The merger consideration was paid in shares of our common stock (the “Consideration Shares”) at a price per share equal to $10.16 per share. In total, 6,520,099 Consideration Shares were issued pursuant to the Merger Agreement. All of the Consideration Shares are subject to the terms of the Lock-Up Agreement (as defined below). In addition, 652,010 of the Consideration Shares (the “Escrow Shares”) are held in an escrow account (the “Escrow Account”) to cover any adjustments to the Merger Consideration (as defined in the Merger Agreement) or claims for indemnification pursuant to the Merger Agreement until ninety (90) days after we file this Annual Report with the U.S. Securities and Exchange Commission, with the exception of Escrow Shares held to satisfy then pending claims which shall remain in the Escrow Account until the claims are resolved. In addition, 215,063 of the Consideration Shares are subject to restricted stock agreements with varying vesting terms that reflect the vesting conditions application to equity interests of the applicable MJF equity holders at the time of the Business Combination.

In connection with the Merger Agreement, all recipients of the Consideration Shares executed a lock-up agreement (the “Lock-up Agreement”).  Pursuant to the Lock-up Agreement, each holder agreed not to engage in any transfer or other transaction with respect to the Consideration Shares for a period of time.  With respect to 50% of the Consideration Shares, each holder agreed not to engage in a transfer or other transaction until the earlier of (1) one year from the closing of the Business Combination and (2) the date on which we close a subsequent corporate transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their shares for cash, securities or other property.  With respect to the remaining 50% of the Consideration Shares, each holder agreed not to engage in a transfer or other transaction until the earlier of (1) one year from the closing the Business Combination, (2) the date on which we close a subsequent corporate transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their shares for cash, securities or other property and (3) the date on which the closing share price of our common stock equals or exceeds $12.50 per share for any twenty trading days with any thirty trading day period.  The third condition in the immediately preceding sentence was met and as such, there is no longer a lock-up with respect to 50% of the Consideration Shares.

On June 17, 2019, MTech held a Special Meeting at which the MTech stockholders considered and approved, among other matters, the Merger Agreement. On June 17, 2019, the parties consummated the Business Combination.

At the Special Meeting, holders of 4,452,042 shares of MTech’s common stock sold in its initial public offering (the “Public Shares”), or 99 stockholders of MTech, exercised their right to redeem those shares for cash at a price of $10.23841733 per share, for an aggregate of $45,581,864 (which represented 77.98% of the funds held in the trust account of MTech on the date of the Special Meeting). Upon closing of the Business Combination, MTech’s units ceased trading, and our common stock and warrants began trading on The Nasdaq Stock Market under the symbols “KERN” and “KERNW,” respectively, we changed our name from MTech Acquisition Holdings Inc. to “Akerna Corp.”, and MJF became our wholly-owned subsidiary. Immediately after giving effect to the Business Combination (including as a result of the redemptions described above and the transfer of the 100,120 Transferred Sponsor Shares (as defined below) pursuant to the Sponsor Stock Transfer Agreement (as defined below)) and the issuance of an additional 901,074 shares of common stock for an aggregate purchase price of approximately $9.2 million in the Private Placement (as defined below) consummated in connection with the Business Combination, there were 10,400,381 shares of our common stock and warrants to purchase 5,993,750 shares of our common stock issued and outstanding. As of the closing date of the Business Combination, the former securityholders of MJF beneficially owned approximately 62.7% of our outstanding shares of our common stock, the former securityholders of MTech beneficially owned approximately 27.7% of our outstanding shares of our common stock, and the Investors (as defined below) beneficially owned approximately 9.6% of our outstanding shares of our common stock. Upon the closing of the Business Combination, our management and principal stockholders beneficially owned approximately 59.70% of our outstanding shares of our common stock.

As noted above, the per share redemption price of $10.23841733 for holders of Public Shares electing redemption was paid out of MTech’s trust account, which had a balance immediately prior to closing of the Business Combination of approximately $58.9 million. MTech’s trust account was also reduced by approximately $4.4 million in order to satisfy obligations to vendors for services performed in connection with the Business Combination. In addition, MTech obtained approximately $9.2 million in proceeds from the Private Placement (as defined below), immediately prior to the closing of the Business Combination. We received proceeds of approximately $18 million upon the consummation of the Business Combination and the Private Placement, net of the payments to redeeming MTech stockholders of approximately $45.6 million, third party vendors of approximately $4.4 million, and additional capital raised in the Private Placement of $9.2 million.

Upon the closing of the Business Combination, the outstanding Common Units, Preferred Units, and Profit Interest Units of MJF were exchanged for shares of our common stock at an exchange ratio of one Unit of MJF to 0.26716 shares of Akerna common stock (the “Exchange Ratio). Except as otherwise noted, all common share amounts and per share amounts have been adjusted to reflect this Exchange Ratio, which was effected upon the Merger.

The Business Combination has been accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The owners and management of MJF have actual or effective voting and operating control of the combined company. In the Business Combination, MTech is the accounting acquiree and MJF is the accounting acquirer. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the accounting acquiree accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or intangible assets are recorded.

The accompanying financial statements and related notes reflect the historical results of MJF prior to the merger and of the combined company following the Mergers, and do not include the historical results of MTech prior to the completion of the Mergers.

The Private Placement

In connection with the Business Combination, from June 5, 2019, through June 10, 2019, MTech entered into subscription agreements (each, a “Subscription Agreement”) with certain investors, whereby the investors named therein (the “Investors”) committed to purchase an aggregate of 901,074 shares of common stock of MTech for an aggregate purchase price of approximately $9.2 million (the “Private Placement”). Upon the closing of the Business Combination, such shares issued by MTech in the Private Placement (“Private Placement Shares”) were automatically converted into shares of our common stock on a one-for-one basis.

Pursuant to the Subscription Agreements, each Investor was granted an option (the “Private Placement Option”) for a period of sixty (60) days starting after the closing of the Business Combination to purchase, subject to certain conditions, additional shares of our common stock (“Option Shares”) at a price of $10.21 per share, up to a number of Option Shares equal to the number of Private Placement Shares purchased and held and not redeemed by such Investor under the Subscription Agreement. The Private Placement Option has expired and no Investor exercised such option.

In connection with the execution of the Subscription Agreements, MTech Sponsor and MTech entered into an Agreement to Transfer Sponsor Shares (each, a “Sponsor Stock Transfer Agreement”) with each Investor, pursuant to which MTech Sponsor agreed to transfer to each Investor at the closing of the Private Placement one share of Class B common stock of MTech for each nine Private Placement Shares purchased by such Investor for an aggregate of 100,120 shares of common stock (such shares, the “Transferred Sponsor Shares”). Each Investor agreed to accept its portion of the Transferred Sponsor Shares subject escrow and other restrictions under the Letter Agreement, dated as of January 29, 2018, by and among MTech and EarlyBirdCapital, Inc.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act since we went public in the U.S. in January 2018. We will remain an emerging growth company for up to the last day of the fiscal year following the fifth anniversary of our initial public offering, or until the earliest of  (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

We have 93 full-time employees and 1 part-time employee as of June 30, 2019. None of our employees are a member of a union or a party to any collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A. Risk Factors.

In addition to the other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Relating to Us

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception in 2010. We have experienced net losses of approximately $12.3 million and $2.5 million for the years ended June 30, 2019 and 2018, respectively, including a non-cash stock-based compensation expense of approximately $3.9 million for the year ended June 30, 2019. These losses have been due to the substantial investments made by MJF to develop its monitoring and compliance platforms and related software, market these products to government regulatory agencies and commercial businesses and grow its infrastructure to support increased business. We expect to continue to invest in further development of our platforms, software and related product offerings and to grow both our government regulatory and commercial business client base. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, product development costs, and general and administrative costs and, therefore, our operating losses will continue or even increase at least through the near term. In addition, since we are now a public company, we will incur significant legal, accounting and other expenses that MJF did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. Our wholly-owned subsidiary MJF has been in existence since 2010, and much of our revenue growth has occurred during the past three years. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future products and services;

●	changing regulatory environments and costs associated with compliance;

●	our ability to compete with other companies offering similar products and services;

●	our ability to effectively market our products and services and attract new clients;

●	existing client retention rates and the ability to upsell clients;

●	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;

●	our ability to control costs, including operating expenses;

●	our ability to manage organic growth and growth fueled by acquisitions;

●	public perception and acceptance of cannabis-related products and services generally; and

●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

Our long-term results of operations are difficult to predict and depend on the commercial success of our clients, the continued growth of the cannabis industry generally and the regulatory environment within which the cannabis industry operates.

Our offers of products and services globally to help government regulatory agencies and commercial businesses monitor regulatory compliance and operate efficiently and successfully in compliance with applicable state laws. Our long-term results will directly depend on the continued growth of the legalized cannabis industry (and public acceptance of cannabis-related products) and the ability of our current and future clients to successfully market their own products and services. If the legalized cannabis marketplace does not continue to grow because the public does not increasingly accept cannabis-related products or government regulators adopt laws, rules or regulations that terminate or diminish the ability for commercial businesses to develop, market and sell cannabis-related products, our business and financial performance would be materially adversely affected. Additionally, even if the cannabis marketplace continues to grow rapidly, and government regulation allows for the free-market development of this industry, products and services competitive with those offered by us may enjoy better market acceptance.

The legalized cannabis industry may not continue to grow and the regulatory environment may not remain favorable to participants in the industry. More generally, our products and services may not experience growing market acceptance, which would adversely impact our ability to grow revenue.

As a company whose clients operate in the cannabis industry, we face many unique and evolving risks.

We currently serve government and private clients with respect to their tracking, monitoring and compliance needs as they operate in a growing cannabis industry. Any risks related to the cannabis industry that may adversely affect our clients and potential clients may, in turn, adversely affect demand for our products. Specific risks faced by companies operating in the cannabis industry include, but are not limited to, the following:

Marijuana remains illegal under United States federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act and is illegal under federal law. It remains illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our clients’ inability to proceed with their operations, which would adversely affect demands for our products.

Uncertainty of federal enforcement and the need to renew temporary safeguards

On January 4, 2018, Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Attorney General Sessions issued a memorandum to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. As a result, it is now unclear if the DOJ will seek to enforce the Controlled Substances Act against those users and suppliers who comply with state marijuana laws.

Despite Attorney General Sessions’ rescission of the Cole Memorandum, the Department of the Treasury, Financial Crimes Enforcement Network, has not rescinded the “FinCEN Memo” dated February 14, 2014, which de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and marijuana-related businesses which utilize them. This memo appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for our clients and potential clients to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

In 2014, Congress passed a spending bill (“2015 Appropriations Bill”) containing a provision (“Appropriations Rider”) blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider seemed to have prohibited the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the Justice Department maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. Additionally, the Appropriations Rider must be re-enacted every year. While it was continued in 2016, 2017 and 2018, and remains in effect, continued re-authorization of the Appropriations Rider cannot be guaranteed. If Congress should pass a 2019 budget rather than an extension of the 2018 budget, it would need to renew the Appropriations Rider at such time, and there can be no assurance that the Appropriations Rider would be renewed at such time. Additionally, in the event of Congress failing either to pass a 2019 budget or an extension of the 2018 budget in the form of a “continuing resolution,” a government shutdown would result, and the Appropriations Rider would no longer be in force. If the Appropriation Rider is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Further legislative development beneficial to our operations is not guaranteed

Among other things, our business involves the provision of an online platform that provides monitoring and tracking of those involved in the cultivation, distribution, manufacture, storage, transportation and/or sale of medical and adult use cannabis products in compliance with applicable state law. The success of our business depends on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect demand for our product and operations.

The cannabis industry could face strong opposition from other industries

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis industry could have a detrimental impact on our clients and, in turn on our operations.

The legality of marijuana could be reversed in one or more states

The voters or legislatures of states in which marijuana has already been legalized could potentially repeal applicable laws which permit the operation of both medical and retail marijuana businesses. These actions might force businesses, including those that are our clients, to cease operations in one or more states entirely.

Changing legislation and evolving interpretations of law

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect our clients and, in turn, our operations. Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require our clients and thus us to incur substantial costs associated with modification of operations to ensure such clients’ compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

Dependence on client licensing

Our business is dependent on our customers obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for our clients to operate their businesses will be obtained, retained or renewed. If a licensing body were to determine that a client of ours had violated applicable rules and regulations, there is a risk the license granted to that client could be revoked, which could adversely affect our operations. There can be no assurance that our existing clients will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

Banking regulations could limit access to banking services

Since the use of marijuana is illegal under federal law, there is a compelling argument that banks cannot lawfully accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our clients to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us.

Insurance risks

In the United States, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

The cannabis industry is an evolving industry and we must anticipate and respond to changes.

The cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted. While we have attempted to identify many risks specific to the cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this Annual Report, which could materially and adversely affect our business and financial performance. We expect that the cannabis market and our business will evolve in ways that are difficult to predict. For example, it is anticipated that over time, we will reach a point in most markets where we have achieved a market penetration level in which new client acquisitions are less productive, and the continued growth of our revenue will require more focus on increasing the rate at which existing clients purchase products and services across our platforms. Our long-term success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the cannabis industry, our operations could be adversely affected.

A significant portion of our business is, and is expected to be, from government contracts, which present certain unique risks.

Contracts for the Leaf Data Systems with government agencies in Pennsylvania and Washington represented 39% of our revenue for the fiscal year ended June 30, 2019. In August 2019, we entered into the Utah Contract for MJF’s provision of our Leaf Data System and Trace Seed to Sale Solution, specifically customized for the State of Utah to include an electronic verification system and inventory control system that includes customer relationship management technology. The initial term of the Utah Contract for performance of such implementation and integration is effective as of August 12, 2019. We expect the inventory control system to be fully rolled out and operational by the end of calendar year 2019 and the electronic verification system to be to be fully rolled out and operational between March and June 2020. Once the initial phases provided in the Utah Contract are complete, the DTS is expected to move into subscription services. Accordingly, we expect our revenue from state government contracts to increase.

In order to obtain a government contract for the Leaf Data Systems, we are required to follow a competitive bidding process in each state where we seek a contract. Government contracts have very specific compliance requirements that often require contractors to invest material time and money to prepare a bid to ensure that our technology, processes and staff meet these specific requirements. After expenditures of such time and money, there is no assurance that the bid will result in an award of a contract. Further, even if a contract is awarded, there are strict procedures that government agencies follow when it comes to reimbursement of the costs incurred in the course of fulfilling contracts. Accordingly, it is possible that some or all costs might not be reimbursed under a government contract as contemplated by us.

Government agencies also typically audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and compliance with applicable laws, regulations and standards. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations and growth prospects.

There also is typically a longer window of liability under government contracts than private contracts, and the government can seek claims after the contract has ended and payments under the contract have been made. The terms of government contract may also require the sharing of proprietary information, processes, software and research and development efforts with the government. Additionally, government employees are required to follow certain protocols to ensure there is no appearance of impropriety in the bidding process. As a result, bidders on government contracts must ensure that there is no appearance of favoritism, gift giving, bribery or the exertion of other influences in the bidding process. Any finding of same can result in fines to the bidder and cancellation of contracts. The applicable state government generally has the ability to terminate our contract, in whole or in part, without prior notice, for convenience or for default based on performance. If a government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. The state government also has the ability to stop work under a contract for a limited period of time for its convenience.

We cannot assure you that we will be successful in navigating the government contract bidding process or that we will be able to maintain our existing government contracts or obtain additional government contracts in the future.

Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients and market our products and services.

Because we store, processes, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations (including Canadian’s Cannabis Act and related regulations and the European Union’s general data protection regulation (“GDPR”)) regarding privacy, data protection, and other matters. While we believe we are currently in compliance with applicable laws and regulations, many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We rely on third parties for certain services made available to users of our platforms, which could limit our control over the quality of the user experience and our cost of providing services.

Some of the applications and services available through the Leaf Data System and MJ Platform are provided through relationships with third-party service providers. We do not typically have any direct control over these third-party service providers. These third-party service providers could experience service outages, data loss, privacy breaches, including cyber-attacks, and other events relating to the applications and services they provide that could diminish the utility of these services and which could harm users thereof. The MJ Platform itself does not depend on any third-party software or applications and is based entirely on open source technologies and custom programming. The MJ Platform, however, is hosted by Amazon Web Services, a third party service provider. There are readily available alternative hosting services available should we desire or need to move to a different web host. Certain ancillary services provided by us also uses the services of third party providers, for which, we believe, there are readily available alternatives on comparable economic terms. Offering integrated platforms, such as the Leaf Data System and MJ Platform which rely, in part, on the services of other providers lessens the control that we have over the total client experience. Should the third-party service providers we rely upon not deliver at standards we expect and desires, acceptance of our platforms could suffer, which would have an adverse effect on our business and financial performance. Further, we cannot be assured of entering into agreements with such third-party service providers on economically favorable terms.

To grow and be successful, we need to attract and retain qualified personnel.

Our growth and success will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for experience and qualified talent in the cannabis industry can be intense. We may not be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, such inability could adversely affect our operations.

We are smaller and less diversified than many of our potential competitors.

While we believe we are a leading provider in the software solutions segment of the cannabis industry, there exists many general software design and integrated business platform companies seeking to provide online and software based business solutions and operations integration to customers in numerous industries. The continued growth of the cannabis industry will likely attract some of these existing companies and incentivize them to produce solutions that are competitive with those offered by us. Many of these potential competitors are a part of large diversified corporate groups with a variety of other operations and expansive resources. We may not be able to successfully compete with larger enterprises devoting significant resources to compete in our target marketspace.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property relating to our Leaf Data Systems and MJ Platform. We seek to protect our proprietary and intellectual property rights through patent applications, available copyright and trademark laws, nondisclosure agreements, and licensing and distribution arrangements with reputable companies in our target markets. While patent protection for inventions related to marijuana and marijuana-related products is available, there are substantial difficulties faced in the patent process by marijuana-related businesses. Further, patent applications may be rejected for numerous other reasons beyond those related to the cannabis industry, including that the subject matter of the application is found to be non-patentable. Our previous patent applications were denied and while we are continuing to pursue such applications and believes they are with merit, there can be no assurance that patents will be issued on these applications. The failure to be awarded patents on our technology could weaken our ability to enforce our intellectual property rights. Any such enforcement, whether we have been granted patent protection or not, would be costly, and there can be no assurance that we will have the resources to undertake all necessary action to protect our intellectual property rights or that we will be successful. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect same and could distract management from our underlying business operations. An infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

Our success depends in part upon our ability to protect our core technology and intellectual property.

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we rely on a combination of patent applications, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights.

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright laws.

Despite efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology, as was the case when our source code was compromised in June 2017. We have taken significant actions to improve security but will be required to regularly modify our systems to combat new hacking approaches as they develop. In addition, as our international operations expand, effective intellectual property protections may not be available or may be limited in foreign countries.

Companies in the Internet, technology, and software industries frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. From time to time, we may face allegations that we have infringed the trademarks, copyrights, patents, trade secrets and other intellectual property rights of third parties, including competitors and non-practicing entities.

Others may assert intellectual property infringement claims against us.

Companies in the software and technology industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. It is possible that others may claim from time to time that our products misappropriate or infringe the intellectual property rights of third parties. Irrespective of the validity or the successful assertion of any such claims, we could incur significant costs and diversion of resources in defending against these claims, which could adversely affect our operations. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible.

In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from future acquisitions due to a number of factors, including: (a) an inability to integrate or benefit from acquisitions in a profitable manner; (b) unanticipated costs or liabilities associated with the acquisition; (c) the incurrence of acquisition-related costs; (d) the diversion of management’s attention from other business concerns; (e) the loss of our or the acquired business’ key employees; or (f) the issuance of dilutive equity securities, the incurrence of debt, or the use of cash to fund such acquisitions.

Our business and stock price may suffer as a result of our lack of public company operating experience and if securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock in an adverse manner, the price and trading volume of our common stock could decline.

If we are unable to execute our business strategy, either as a result of our inability to manage effectively our business in a public company environment or for any other reason, our business, prospects, financial condition and operating results may be harmed.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change our recommendation regarding our stock in an adverse manner, or provides more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of MJF as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Currently there are warrants of the Company to purchase 5,814,205 shares of common stock. Each one share of our warrants is exercisable for one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. It cannot be predicted if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt and limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

These provisions include a staggered Board of Directors and the ability of the Board of Directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our corporate opportunity provisions in our Amended and Restated Certificate of Incorporation could enable management to benefit from corporate opportunities that might otherwise be available to us.

Our Amended and Restated Certificate of Incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, shall not apply with respect to us, or any of our directors or officers in circumstances where the application of such doctrine would conflict with any fiduciary duties or contractual obligations they may otherwise have.

Our management may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. These potential conflicts of interest could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty, actions under the Delaware general corporation law or under our amended and restated certificate of incorporation, or actions asserting a claim governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Nothing in our amended and restated certificate of incorporation precludes stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

This choice of forum provision does not exclude stockholders from suing in federal court for claims under the federal securities laws but may limit a stockholder’s ability to bring such claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

Risks Relating to our common stock

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of common stock.

Any additional financing that we secure, may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. We cannot be certain how the repayment of those promissory notes will be funded and we may issue further equity or debt in order to raise funds to repay the promissory notes, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our shares of common stock and you may lose all or part of your investment.

The market price of our shares of common stock is particularly volatile given our status as a relatively unknown company with a generally small and thinly traded public float, which could lead to wide fluctuations in our share price. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

The market for our shares of common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors, including the fact that our shares are thinly traded relative to larger, more established companies. The price for our shares of common stock could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand. Currently, there are public warrants of the Company to purchase 5,814,205 shares of common stock. In addition, because we may be considered a speculative or “risky” investment due to our lack of profits to date, certain investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of common stock on the market more quickly and at greater discounts, thus resulting in a rapid downward decline in the price of our common stock. Many of these factors are beyond our control and may decrease the market price of our shares of common stock, regardless of our operating performance.

The market price of our common stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares of common stock at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	Variations in our revenues and operating expenses;

●	Actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	Market conditions in our industry, the industries of our customers and the economy as a whole;

●	Actual or expected changes in our growth rates or our competitors’ growth rates;

●	Developments in the financial markets and worldwide or regional economies;

●	Announcements of innovations or new products or services by us or our competitors;

●	Announcements by the government relating to regulations that govern our industry;

●	Sales of our common stock or other securities by us or in the open market; and

●	Changes in the market valuations of other comparable companies.

The trading price of our shares of common stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation in the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our shares of common stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain offices at 1601 Arapahoe St., Denver, Colorado 80202, which we lease pursuant to three separate leases for an aggregate of approximately $12,500 per month. Each lease expires on February 29, 2020. We believe our current offices are suitable and adequate to operate our business at this time.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our properties.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock and warrants are currently quoted on the Nasdaq Capital Market under the symbols “KERN” and “KERNW”, respectively.

Holders

According to Continental Stock Transfer & Trust Company, our transfer agent, there were 81 holders of record of our common stock and 2 holders of record of our warrants at September 20, 2019.

Dividends

During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2019 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights or vesting of restricted stock units (column - a)	Weighted- average exercise price of outstanding options, warrants and rights or vesting of restricted stock units (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2019 - Equity compensation plan approved by security holders	—	$—	1,040,038
Total	—	$—	1,040,038

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Business Overview

On October 10, 2018 (as amended on April 17, 2019), we (f/k/a MTech Acquisition Holdings Inc.) entered into a definitive merger agreement (the “Merger Agreement”) with MTech Acquisition Corp. (“MTech”), MJ Freeway, LLC (“MJF”), MTech Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Akerna (“Purchaser Merger Sub”), MTech Company Merger Sub LLC, a Colorado limited liability company and a wholly-owned subsidiary of Akerna (“Company Merger Sub”), MTech Sponsor LLC (“MTech Sponsor”), a Florida limited liability company, in the capacity as the representative for our equity holders (other than the Sellers) thereunder, and MJF and Jessica Billingsley (as successor to Harold Handelsman), in the capacity as the representative for the Sellers thereunder. The Merger Agreement provided for two mergers: (i) the merger of Purchaser Merger Sub with and into MTech, with MTech continuing as the surviving entity (the “Purchaser Merger”); and (ii) the merger of -Company Merger Sub with and into MJF, with MJF continuing as the surviving entity (the “Company Merger” and together with the Purchaser Merger, the “Business Combination”).

On June 17, 2019, MTech and MJF consummated the Business Combination.  Pursuant to the Merger Agreement, upon the closing of the Business Combination, the membership units of MJF (including the profits interest units) issued and outstanding immediately prior to the Business Combination automatically converted into the right to receive our shares and the securities of MTech issued and outstanding immediately prior to the Business Combination automatically converted into the right to receive our securities.  At such closing, we changed our name from MTech Acquisition Holdings Inc. to “Akerna Corp.” and MJF became our wholly-owned subsidiary.

We are a regulatory compliance and inventory management technology company. Our proprietary software platform is adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. Nine years ago, we identified a need for organic material tracking and regulatory compliance software a service (“SaaS”) solutions in the growing cannabis and hemp industry. We developed products intended to assist states in monitoring licensed businesses’ compliance with state regulations, and to help state-licensed businesses operate in compliance with such law. We provide our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies, and our business software platform, MJ Platform®, to state-licensed businesses. Although we have helped monitor legal compliance for nearly $16 billion in cannabis sales to date, we do not handle any cannabis related material, does not process sales transactions within the United States, and our revenue generation is not related to the type or amount of sales made by our clients, as revenues are generated by us on a fixed-fee based subscription model.

Our core products, Leaf Data Systems and MJ Platform, are highly-versatile platforms that provide our clients with a central data management system for tracking regulated products – from seed to initial plant growth to product – throughout the complete supply chain, using a global unique identifier method. Our platforms also provide clients with integrated security, transparency and scalability capabilities. These capabilities allow our state-licensed clients to control inventory, operate efficiently in a fast-changing industry and comply with state, local, and federal (in countries such as Canada and Colombia) regulation at all times, and allows our government regulatory clients to effectively and cost-efficiently monitor licensees and ensure that commercial businesses are complying with their states’ regulations.

We generate revenue in three principal areas:

●	Government Regulatory Software – Leaf Data Systems is our SaaS offering for government agencies. Leaf Data Systems is a compliance tracking system designed to give regulators visibility into the activity of licensed cannabis businesses in their jurisdictions. We have been serving two clients for Leaf Data Systems, the State of Washington and the Commonwealth of Pennsylvania. As described above, we recently signed a third Leaf Data Systems client, the state of Utah.

●	Commercial Software – MJ Platform is our SaaS offering for state-licensed businesses. MJ Platform is an ERP (Enterprise Resource Planning) compliance system specific to the cannabis and hemp CBD industry. MJ Platform is comprised of integrated modules designed to meet the regulations and inventory management needs of cannabis and hemp CBD cultivators, manufacturers and retailers.

●

Consulting Services – We provide consulting services to cannabis industry operators interested in entering the cannabis industry and integrating our platforms into their respective operations and systems. We consult with clients on a wide range of areas to help them operate in the cannabis industry in compliance with state law. We also work with clients to efficiently comply with state requirements in connection with the launch and operations of their cannabis businesses. Our management team and key personnel have broad experience gained form working with numerous cannabis operations. Our consulting team has experience in most aspects of cannabis operations in most verticals (e.g., cultivation, processing, distribution, manufacturing, and retail). Our service providers understand the intricacies of the varying regulations governing cannabis in each jurisdiction and, to the extent necessary, modify the professional services based on the jurisdiction.

We provide project-focused consulting services to clients that are initiating or expanding their cannabis businesses or are interested in data consulting engagements with respect to the legal cannabis industry. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations in newly legal states.

Key Business Metrics

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the below non-GAAP measure is useful in evaluating our operating performance. We use the below non-GAAP financial information, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for the non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Monthly Billings

Monthly Billings consists of our total MJ Platform billings plus or minus the change in our deferred revenue in a given period. The Monthly Billings metric is intended to reflect sales to new MJ Platform customers plus renewals, recurring subscription customers and additional sales to existing customers. Our management uses Monthly Billings to measure and monitor our sales growth because we generally bill our customers at the time of sale but may recognize a portion of the related revenue ratably over time. For subscriptions, we typically invoice our customers at the beginning of the term, in annual, quarterly or monthly installments. Monthly Billings should be reviewed independent of revenue and does not represent our GAAP revenue on a monthly or annualized basis. While we believe that Monthly Billings provides valuable insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period-to-period for a number of reasons, and therefore has a number of limitations as a quarter-over-quarter or year-over-year comparative measure. These reasons include, but are not limited to, the following: (i) a variety of contractual terms could result in some periods having a higher proportion of annual subscriptions than other periods, (ii) as we focus on sales to organizations of varying sizes, the lengthening of our sales cycle, and the variability in the timing of the execution of larger transactions, (iii) fluctuations in payment terms affecting the billings recognized in a particular period, and (iv) seasonality in our billings, with a greater proportion of our billings occurring in our fourth quarter, following typical enterprise software buying patterns. Because of these and other limitations, you should consider Monthly Billings along with revenue and our other GAAP financial measures.

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Monthly Billings, for each of the periods presented:

	Month Ended June 30,
	2019	2018
Monthly Billings	$417,163	$268,816
Monthly Change in Deferred Revenue	(44,755)	(133,639)
Total Revenue in the Month	$372,408	$135,177

Monthly billings grew from approximately $268,816 in the month of June 2018 to $417,163 in the month of June 2019, an increase of approximately 55%. The increase in monthly billings can be primarily attributed to growth in commercial software subscriptions to MJ Platform.

Off-Balance Sheet Arrangements

None.

Financial Results of Operations

Revenue

Our software revenue is derived from MJ Platform, our SaaS ERP offering for state-licensed businesses, and Leaf Data Systems, our track-and-trace product for government agencies. MJ Platform contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice, although we do have some multi-year MJ Platform contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service, although a percentage retainer or holdback fees (generally ranging from 10% to 30%) are common until all initial deliverables are complete. MJ Platform and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Our Leaf Data Systems contract with the Commonwealth of Pennsylvania is covered under a performance bond. Our consulting revenue is derived throughout the life cycle of a customer. Our other revenue is derived primarily from point of sale hardware and labels.

Commercial software revenue growth is driven by us leveraging our reputation and continued cannabis, hemp and CBD industry growth. We believe we are well known in these industries and can leverage our reputation, brand recognition, and wealth of relevant experience to attract existing cultivation, manufacturing and dispensary customers from their current service providers, and attract new market entrants. We believe that the reputation of our existing products and our ability to provide services in all areas of the seed to sale life cycle will attract customers from competitors that are seeking more comprehensive services and will attract new customers as they enter into existing markets and markets that become newly legalized. We also experience revenue growth in mature, established states and countries by providing a solution to operators seeking to vertically integrate their operations and improve their operations. We provide not only a vertically integrated solution across the cannabis, hemp, and CBD supply chain, but also have the business intelligence capture which allows operators to run their businesses in a more informed and efficient manner. This business intelligence capture is derived from the suite of services provided by us and sets us apart from competitors.

Consulting Services revenue growth is driven by numerous factors. In new emerging states, we provide proven solutions for aspiring operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting services are provided to post operational licensees to consult them during the setup and buildout phases as they open and begin operating their businesses. We also provide business optimization services for established businesses that can benefit from consulting to increase efficiencies as they expand and grow.

We contract our consulting services through Statements of Work (SOW) for businesses or entrepreneurs interested in developing operations in the cannabis, hemp and CBD industry. SOW issued and completed during the pre-application phase generally solidify us as the contractor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation and as our client-operators gain licenses. For example, during the second half of our fiscal year 2019, we had numerous clients granted their operator’s license in the states of Ohio and Arkansas, which resulted in subsequent SOWs for additional operational phases, and submitted numerous applications on behalf of clients in Maryland and Missouri, driven primarily by the individual filing deadlines for operational license applications established by the states. These applications submitted on behalf of our clients are currently undergoing state review. We expect to win additional work in the emerging states of Missouri, New Jersey, Illinois and Maryland as we have strong industry reputation in those states. Accordingly, we expect our consulting services to continue to grow as more states emerge with legalization reforms.

Cost of Revenue

Our cost of revenue is derived from direct costs derived primarily from government contract subcontractor expenses in addition to hosting and infrastructure costs associated with operating MJ Platform and Leaf Data Systems. We record cost of revenue based on the direct cost method. This method requires allocation of direct costs including support services and materials to cost of revenue. Consulting cost of revenue is primarily determined as a result of our employees’ and consultants’ salaries and other related compensation expenses.

Product and Development Expenses

Our product and development expenses include salaries and benefits, nearshore contractor expenses, technology expenses, and other overhead. These expenses have grown over time, and we expect these expenses to continue to increase with our growth.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include salaries and benefits, sales and marketing expenses, public relations and investor relations fees, outage expenses, professional fees, and other overhead. These expenses have grown over time, and we expect these expenses to continue to increase with our growth.

Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, as well as payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a particular quarter.

Results of Operations for the Year Ended June 30, 2019 Compared with the Year Ended June 30, 2018

The following table sets forth information comparing the components of net loss for the years ended June 30, 2019 and 2018:

	Years ended June 30,
	2019	2018
Revenues:
Software	$8,256,492	$8,082,424
Consulting	2,403,797	2,281,836
Other	259,496	112,523
Total Revenue	10,919,785	10,476,783

Cost of revenues	4,633,844	4,361,963
Gross Profit	6,285,941	6,114,820

Operating expenses:
Product development:	5,565,097	2,645,093

Selling, general and administrative	13,136,522	5,932,887

Total operating expenses	18,701,619	8,577,980

Other income (expenses)	109,131	(25,149)
Net loss	$(12,306,547)	$(2,488,309)

Total Revenue

Total revenue increased to approximately $10.9 million for the fiscal year ended June 30, 2019 from approximately $10.5 for the fiscal year ended June 30, 2018, an increase of approximately $0.4 million, or 4%. The increase in total revenue compared to the fiscal year ended June 30, 2018 was driven primarily by growth achieved across our commercial software business, MJ Platform, in addition to our consulting business. These increases were partially offset by a decrease in revenue from our government regulatory software business, Leaf Data Systems.

Software Revenue

Our total software revenue increased to approximately $8.3 million for the fiscal year ended June 30, 2019 from $8.1 million for the fiscal year ended June 30, 2018, for an increase of approximately $0.2 million, or 2%. Total software revenue accounted for 76% and 77% of total revenue for the years ended June 30, 2019 and 2018, respectively. The increase in software revenue over the fiscal year was primarily driven by growth in the number of commercial software subscriptions to MJ Platform (thus increasing recurring SaaS revenue).

Our software revenues generated from government customers under Leaf Data Systems totaled approximately $4.3 million and $4.5 million during the years ended June 30, 2019 and 2018, respectively. Leaf Data Systems revenue decreased for the fiscal year ended June 30, 2019 primarily as a result of a smaller volume of change orders and initial license fees in the current year period. Change orders represent out-of-scope functionality modifications requested by the client. Revenues earned from these change orders are recognized upon successful implementation and delivery of the requested modifications. As a result, revenues from these clients when compared year over year may be impacted by the timing of the agreement relative to the number of requested change orders in one or either period.

Consulting Revenue

Our consulting revenue includes revenue generated from consulting professional services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was approximately $2.4 million for the fiscal year ended June 30, 2019 compared to $2.2 million for the fiscal year ended June 30, 2018, an increase of approximately $0.1 million, or 5%, as a result of a higher volume of consulting activities and engagements during the second half of our 2019 fiscal year. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual year-over-year comparisons may experience variability depending on the timing of recent legislative changes.

Consulting revenue was 22% of total revenue for the years ended June 30, 2019 and 2018, respectively. Due to the nature of consulting revenue and our dependence on emerging market activity as a driver of demand, the months in which we recognize consulting revenue has varied from year to year depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations. For example, while consulting activity appeared to have slowed earlier during this fiscal year, it increased significantly during the three months ended June 30, 2019 due to emerging opportunities in Missouri, Maryland, Utah, New Jersey, and Arkansas as these states have experienced recent state legal changes. Further, five of our clients in Ohio have recently won processing licenses.

Other Revenue

Our retail/resale revenue represents revenue generated from point of sale hardware and labels. Retail/resale revenue increased to approximately $0.3 million for the fiscal year ended June 30, 2019 from $0.1 million for the fiscal year ended June 30, 2018, an increase of approximately $0.1 million, or 131%. Retail/resale revenue was 2% of total revenue for the fiscal year ended June 30, 2019.

Cost of Revenue and Gross Margin

Our cost of revenue increased to approximately $4.6 million for the fiscal year ended June 30, 2019 from $4.4 million for the fiscal year ended June 30, 2018, an increase of approximately 6%. The increase compared to the prior fiscal year period was primarily due to an increase in hosting and infrastructure costs incurred to support our Software business. Hosting and infrastructure costs grew from approximately $1.0 million to $1.4 million, an increase of approximately $0.4 million, or 40%, as we continued to increase Amazon Web Services usage as part of both the growth of MJ Platform in addition to the ramp of the contract with WSLCB.

Additionally, we incurred higher direct labor costs associated with providing our consulting services of approximately $0.2 million. These increases in cost of revenue were partially offset by fewer third-party subcontractor costs associated with servicing our contract with the Commonwealth of Pennsylvania. Overall, our gross profit margin remained consistent at 58% for both of the years ended June 30, 2019 and June 30, 2018.

Additionally, we experienced increased costs of revenue associated with retail hardware sales of approximately $128,000.

Since the applications and services available through the Leaf Data System are provided through relationships with third-party service providers at higher costs than those from our MJ Platform contracts, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in cost of revenues on the statement of operations, were approximately $2.0 million and $2.7 million during the years ended June 30, 2019 and 2018, respectively. The decrease in cost of government revenues incurred by us was due to a smaller volume of ongoing support and maintenance services provided in connection with the contract with the Commonwealth of Pennsylvania.

Operating Expenses

The following table presents operating expense line items for the years ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Years ended June 30,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Operating expenses:
Product development	$5,565,097	51%	$2,645,093	25%	$2,920,004	110%
Selling, general and administrative	13,136,522	120%	5,932,887	54%	7,203,635	121%

Total operating expenses	$18,701,619	171%	$8,577,980	79%	$10,123,639	118%

Our operating expenses increased to approximately $18.7 million for the fiscal year ended June 30, 2019 from approximately $8.6 million for the fiscal year ended June 30, 2018, an increase of approximately $10.1 million, or 118%. The increased level of operating expenses for the fiscal year ended June 30, 2019 was driven by increased product development expenses of approximately $2.9 million, or 110% in addition to higher selling, general and administrative expenses of approximately $7.2 million, or 121%.

The increased level of operating expenses for the fiscal year ended June 30, 2019 was primarily driven by increases in salary expenses across Engineering, Sales and Marketing and Administrative functions as we continued to add headcount in order to support our growth. Salary expenses for Product Development functions increased by approximately $2.7 million. Salary expenses for Sales and Marketing and Administrative functions increased by approximately $3.5 million. Approximately $3.8 million of salaries in the current fiscal year were paid in the form of non-cash stock-based compensation. No non-cash stock-based compensation was paid during the fiscal year ended June 30, 2018.

Non-payroll related expenses within Selling, General and Administrative functions also increased for the fiscal year ended June 30, 2019 by approximately $3.7 million. These are primarily comprised of Sales and Marketing expenses related to our marketing initiatives including payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a particular quarter. Additionally, we incurred professional fees of approximately $1.5 million in connection with the Business Combination and Private Placement discussed below. We also incurred fewer operating expenses during the fiscal year ended June 30, 2018 as a result of insurance proceeds received from our 2017 security breach. Non-payroll related expenses within Product development functions also increased by approximately $0.2 million as we enhanced our cybersecurity and enterprise software capabilities following our 2017 security breach.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2019, we had cash of approximately $21.9 million, excluding restricted cash. We had a working capital balance of approximately $22.1 million as of June 30, 2019, as compared to $1.6 million as of June 30, 2018.

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. However, after considering all available evidence, we determined that, due to our current positive working capital and the receipt of cash proceeds as a result of the Business Combination and other financing activities discussed below for net total proceeds of approximately $18 million, such capital and proceeds will be sufficient to meet our capital requirements for a period of at least twelve months from the date that our June 30, 2019 financial statements were issued. Management will continue to evaluate the impact of this standard on our financial statements.

The additional capital resources will allow us to pursue an acquisition strategy in order to accelerate growth. The industry in which we participate is highly fragmented, with many small and thinly-capitalized competitors. As part of our growth strategy, we may seek to acquire assets or companies that are synergistic with our business. We believe that we have built a scalable infrastructure to support both rapid organic growth and targeted acquisitions. By providing the full seed-to-sale solution, we believe that we are well-positioned to be an acquirer of cannabis related technology solutions throughout the supply chain.

Cash Flows

Our cash and restricted cash balance were approximately $22.4 million and $2.6 million as of June 30, 2019 and June 30, 2018, respectively. Cash flow information for the years ended June 30, 2019 and 2018 is as follows:

	Years Ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities	$(9,048,595)	$(3,743,881)
Investing activities	18,843,483	-
Financing activities	10,000,000	1,000,000
Net increase / (decrease) in cash	$19,794,888	$(2,743,881)

Sources and Uses of Cash for the Years Ended June 30, 2019 and 2018

Net cash used in operating activities increased to approximately $9.0 million during the fiscal year ended June 30, 2019, from approximately $3.7 million during the fiscal year ended June 30, 2018, an increase of approximately $5.3 million. Cash used in operating activities was primarily driven by the net loss of approximately $12.3 million discussed above, in addition to an increase in outstanding receivables, partially offset by non-cash stock-based compensation.

Net cash provided by investing activities totaled approximately $18.8 million during the fiscal year ended June 30, 2019, as a result of amounts raised in with respect to the Business Combination and Private Placement. We did not have any net cash used in investing activities during the fiscal year ended June 30, 2018.

Net cash provided by financing activities totaled approximately in addition to the $10 million raised in our Series C financing in August 2018. Net cash provided by financing activities totaled $1 million during the fiscal year ended June 30, 2018, as a result of amounts raised in our Series B financing. Upon the consummation of the Business Combination, the Series B and Series C Preferred Units issued in connection with these two transactions were converted into shares of our common stock.

The Business Combination

On October 10, 2018 (as amended on April 17, 2019), we (f/k/a MTech Acquisition Holdings Inc.) entered into a definitive merger agreement (the “Merger Agreement”) with MTech Acquisition Corp. (“MTech”), MJ Freeway, LLC (“MJF”), MTech Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Akerna (“Purchaser Merger Sub”), MTech Company Merger Sub LLC, a Colorado limited liability company and a wholly-owned subsidiary of Akerna (“Company Merger Sub”), MTech Sponsor LLC (“MTech Sponsor”), a Florida limited liability company, in the capacity as the representative for our equity holders (other than the Sellers) thereunder, and MJF and Jessica Billingsley (as successor to Harold Handelsman), in the capacity as the representative for the Sellers thereunder. The Merger Agreement provided for two mergers: (i) the merger of Purchaser Merger Sub with and into MTech, with MTech continuing as the surviving entity (the “Purchaser Merger”); and (ii) the merger of -Company Merger Sub with and into MJF, with MJF continuing as the surviving entity (the “Company Merger” and together with the Purchaser Merger, the “Business Combination”).

On June 17, 2019, MTech held a Special Meeting at which the MTech stockholders considered and approved, among other matters, the Merger Agreement. On June 17, 2019, the parties consummated the Business Combination.

At the Special Meeting, holders of 4,452,042 shares of MTech’s common stock sold in its initial public offering (the “Public Shares”), or 99 stockholders of MTech, exercised their right to redeem those shares for cash at a price of $10.23841733 per share, for an aggregate of $45,581,864 (which represented 77.98% of the funds held in the trust account of MTech on the date of the Special Meeting). Upon closing of the Business Combination, MTech’s units ceased trading, and our common stock and warrants began trading on The Nasdaq Stock Market under the symbols “KERN” and “KERNW,” respectively, we changed our name from MTech Acquisition Holdings Inc. to “Akerna Corp.”, and MJF became our wholly-owned subsidiary. Immediately after giving effect to the Business Combination (including as a result of the redemptions described above and the transfer of the 100,120 Transferred Sponsor Shares (as defined below) pursuant to the Sponsor Stock Transfer Agreement (as defined below)) and the issuance of an additional 901,074 shares of common stock for an aggregate purchase price of approximately $9.2 million in the Private Placement (as defined below) consummated in connection with the Business Combination, there were 10,400,381 shares of our common stock and warrants to purchase 5,993,750 shares of our common stock issued and outstanding. As of the closing date of the Business Combination, the former securityholders of MJF beneficially owned approximately 62.7% of the outstanding shares of our common stock, the former securityholders of MTech beneficially owned approximately 27.7% of the outstanding shares of our common stock, and the Investors (as defined below) beneficially owned approximately 9.6% of the outstanding shares of our common stock. Upon the closing of the Business Combination, our management and principal stockholders beneficially owned approximately 59.70% of the outstanding shares of our common stock.

Pursuant to the Merger Agreement, upon the closing of the Business Combination, the membership units of MJF (including the profits interest units) issued and outstanding immediately prior to the Business Combination automatically converted into the right to receive our shares and the securities of MTech issued and outstanding immediately prior to the Business Combination automatically converted into the right to receive our securities.

The Private Placement

In connection with the Business Combination, from June 5, 2019, through June 10, 2019, MTech entered into subscription agreements (each, a “Subscription Agreement”) with certain investors, whereby the investors named therein (the “Investors”) committed to purchase an aggregate of 901,074 shares of common stock of MTech for an aggregate purchase price of approximately $9.2 million (the “Private Placement”). Upon the closing of the Business Combination, such shares issued by MTech in the Private Placement (“Private Placement Shares”) were automatically converted into shares of our common stock on a one-for-one basis.

Pursuant to the Subscription Agreements, each Investor was granted an option (the “Private Placement Option”) for a period of sixty (60) days starting after the closing of the Business Combination to purchase, subject to certain conditions, additional shares of our common stock (“Option Shares”) at a price of $10.21 per share, up to a number of Option Shares equal to the number of Private Placement Shares purchased and held and not redeemed by such Investor under the Subscription Agreement. The Private Placement Option has expired and no Investor exercised such option.

In connection with the execution of the Subscription Agreements, MTech Sponsor and MTech entered into an Agreement to Transfer Sponsor Shares (each, a “Sponsor Stock Transfer Agreement”) with each Investor, pursuant to which MTech Sponsor agreed to transfer to each Investor at the closing of the Private Placement one share of Class B common stock of MTech for each nine Private Placement Shares purchased by such Investor for an aggregate of 100,120 shares of common stock (such shares, the “Transferred Sponsor Shares”). Each Investor agreed to accept its portion of the Transferred Sponsor Shares subject escrow and other restrictions under the Letter Agreement, dated as of January 29, 2018, by and among MTech and EarlyBirdCapital, Inc.

The net proceeds from the Business Combination and the Private Placement totaled approximately $18 million, which constituted the majority of our net assets at the closing of the Mergers.

Series B Preferred Units Financing

During the year ended June 30, 2018, MJF sold an aggregate of approximately $1 million of Series B Preferred Units in private placements to accredited investors. Upon the consummation of the Business Combination, the Series B Preferred Units issued in connection with these two transactions were exchanged for common shares of the Company.

Series C Preferred Units Financing

In August 2018, we sold an aggregate of approximately $10 million of Series C Preferred Units in private placements to accredited investors. Upon the consummation of the Business Combination, the Series C Preferred Units issued in connection with these two transactions were exchanged for shares of our common stock.

Critical Accounting Policies and Significant Judgments and Estimates

Please refer to Note 2 – “Summary of Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Recent Accounting Pronouncements

Please refer to Note 2 – “Summary of Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

AKERNA CORP.

Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Akerna Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akerna Corp. (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY

September 23, 2019

AKERNA CORP.

Consolidated Balance Sheets

	June 30,	June 30,
	2019	2018

Assets

Current assets
Cash	$21,867,289	$1,572,090
Restricted cash	500,000	1,000,311
Accounts receivable, net	1,577,708	254,092
Prepaid expenses and other assets	577,674	191,238
Total current assets	$24,522,671	$3,017,731

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,317,566	$550,437
Accrued liabilities	500,550	373,834
Deferred revenue	624,387	469,631
Total current liabilities	2,442,503	1,393,902

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, none are issued and outstanding at June 30, 2019 and 2018	-	-
Common stock, par value $0.0001; 75,000,000 shares authorized, 10,589,746 issued and outstanding at June 30, 2019, and 4,922,650 shares authorized, issued and outstanding at June 30, 2018	1,059	492
Additional paid-in capital	47,325,421	14,563,102
Accumulated deficit	(25,246,312)	(12,939,765)
Total stockholders’ equity	22,080,168	1,623,829

Total liabilities and stockholders’ equity	$24,522,671	$3,017,731

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Operations

	For the Year Ended
	June 30,
	2019	2018
Revenues
Software	$8,256,492	$8,082,424
Consulting	2,403,797	2,281,836
Other	259,496	112,523
Total revenues	10,919,785	10,476,783

Cost of revenues	4,633,844	4,361,963

Gross profit	6,285,941	6,114,820

Operating expenses
Product development	5,565,097	2,645,093
Selling, general, and administrative	13,136,522	5,932,887
Total operating expenses	18,701,619	8,577,980

Loss from operations	(12,415,678)	(2,463,160)

Other income (expense)
Interest	91,239	5,841
Other	17,892	(30,990)
Total other income (expense)	109,131	(25,149)

Net loss	$(12,306,547)	$(2,488,309)

Basic and diluted weighted average common shares outstanding	6,045,382	4,870,950
Basic and diluted net loss per common share	$(2.04)	$(0.51)

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended June 30, 2019 and 2018

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – July 1, 2017	4,784,910	$478	$13,563,116	$(10,451,456)	$3,112,138

Issuance of shares in exchange for cash	137,740	14	999,986	-	1,000,000

Net loss	-	-	-	(2,488,309)	(2,488,309)

Balance – July 1, 2018	4,922,650	492	14,563,102	(12,939,765)	1,623,829

Issuance of shares in exchange for cash	1,099,376	110	9,999,890	-	10,000,000

Issuance of shares in connection with reverse merger	3,880,282	388	18,878,387	-	18,878,775

Issuance of shares for compensation in connection with reverse merger	498,073	50	3,393,231		3,393,281

Stock-based compensation			490,830		490,830

Cashless exercise of options	189,365	19	(19)	-	-

Net loss	-	-	-	(12,306,547)	(12,306,547)

Balance – June 30, 2019	10,589,746	$1,059	$47,325,421	$(25,246,312)	$22,080,168

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Cash Flows

	For the year ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(12,306,547)	$(2,488,309)
Adjustment to reconcile net loss to net cash used in operating activities
Bad debt expense	345,941	169,784
Stock-based compensation expense	3,884,111	-
Changes in operating assets and liabilities
Accounts receivable	(1,669,557)	(329,013)
Prepaid expenses and other current assets	(351,144)	161,889
Accounts payable	767,129	(555,290)
Accrued liabilities	126,716	(51,603)
Deferred revenue	154,756	(651,339)
Net cash used in operating activities	(9,048,595)	(3,743,881)

Cash flows from investing activities
Cash received in connection with the reverse merger	18,843,483	-
Net cash provided by investing activities	18,843,483	-

Cash flows from financing activities
Cash received in connection with issuance of shares	10,000,000	1,000,000
Net cash provided by financing activities	10,000,000	1,000,000

Net increase (decrease) in cash and restricted cash	19,794,888	(2,743,881)

Cash and restricted cash - beginning of period	2,572,401	5,316,282

Cash and restricted cash - end of period	$22,367,289	$2,572,401

Cash paid for taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activity:

Cashless exercise of options	$19	$-
Prepaid expenses received in connection with reverse merger	$35,292	$-

See notes to consolidated financial statements.

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2019

Note 1 - Description of Business, Liquidity and Capital Resources

Description of Business

Akerna Corp. (the “Company” or “Akerna”), through its wholly-owned subsidiary MJ Freeway, LLC (“MJF”) is a regulatory compliance and inventory management technology company. The Company’s proprietary software platform is adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. The Company developed products intended to assist states in monitoring licensed businesses’ compliance with state regulations, and to help state-licensed businesses operate in compliance with such law. The Company provides its regulatory software platform, Leaf Data Systems®, to state government regulatory agencies, and its commercial software platform, MJ Platform®, to state-licensed businesses.

On October 10, 2018 (as amended on April 17, 2019), MJF entered into a definitive merger agreement (the “Merger Agreement”) with MTech Acquisition Corp. (“MTech”), the Company (f/k/a MTech Acquisition Holdings Inc.), MTech Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Akerna (“Purchaser Merger Sub”), MTech Company Merger Sub LLC, a Colorado limited liability company and a wholly-owned subsidiary of Akerna (“Company Merger Sub” and, together with Purchaser Merger Sub, the “Merger Subs”, and the Merger Subs collectively with MTech and Akerna, the “Purchaser Parties”), MTech Sponsor LLC, a Florida limited liability company, in the capacity as the representative for the equity holders of Akerna (other than the Sellers) thereunder (the “Purchaser Representative”), and Harold Handelsman, in the capacity as the representative for the Sellers thereunder (the “Seller Representative”). MTech, collectively with Akerna, Purchaser Merger Sub and MTech Company Merger Sub, shall be referred to as “MTech”. The Merger Agreement provided for two mergers: (i) the merger of Purchaser Merger Sub with and into MTech, with MTech continuing as the surviving entity (the “Purchaser Merger”), and (ii) the merger of MTech Company Merger Sub with and into the Company, with the Company continuing as the surviving entity (the “Company Merger”, and together with the Purchaser Merger, the “Mergers”).

On June 17, 2019, the Mergers contemplated by the Merger Agreement were consummated. In connection with the closing of the Mergers, the registrant changed its name from MTech Acquisition Holdings Inc. to Akerna Corp.

Upon the closing of the Mergers (Note 4), the outstanding Common Units, Preferred Units, and Profit Interest Units of MJF were exchanged for shares of common stock of Akerna at an exchange ratio of one Unit of MJF to 0.26716 shares of Akerna common stock (the “Exchange Ratio). Except as otherwise noted, all common share amounts and per share amounts have been adjusted to reflect this Exchange Ratio, which was effected upon the Merger.

The Mergers have been accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The owners and management of MJF have actual or effective voting and operating control of the combined company. In the Merger transaction, MTech is the accounting acquiree and MJF is the accounting acquirer. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the accounting acquiree accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or intangible assets are recorded.

The accompanying financial statements and related notes reflect the historical results of MJF prior to the merger and of the combined company following the Mergers, and do not include the historical results of MTech prior to the completion of the Mergers.

Liquidity and Capital Resources

Since its inception, the Company has incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. However, based on the funds the Company has available as of the date these financial statements are issued primarily as a result of the business combination (Note 4), the Company believes that it has sufficient capital to fund its anticipated operating expenses for at least next twelve months from the date these financial statements are issued. Management will continue to evaluate the impact of this standard on the Company’s consolidated financial statements.

AKERNA CORP.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates for the years ended June 30, 2019 and 2018 were the Company’s allowance for doubtful accounts, the estimated average customer life used in the calculation of the deferral and recognition of implementation fees earned from certain customers, the estimated useful lives of long-lived assets, stock-based compensation and the deferred tax asset valuation allowance. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents for the years ended June 30, 2019 and 2018. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. At June 30, 2019, approximately $22 million of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Restricted Cash

Restricted cash serves as collateral for the Company’s letter-of-credit (See Note 7).

Prepaid Expenses

Prepaid expenses consist primarily of third-party technology and software used by in the Company in its day-to-day operations and professional services expenses paid in advance. (See Note 3).

Accounts Receivable, Net

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The allowance for doubtful accounts was $190,088 and $39,571 as of June 30, 2019 and 2018, respectively.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

During the year ended June 30, 2019, one customer accounted for 30% of total revenues. At June 30, 2019, two customers accounted for 33% and 24% of net accounts receivable, respectively. During the year ended June 30, 2018, the same customer accounted for 37% of total revenues. At June 30, 2018, the same two customers accounted for 55% and 11% of net accounts receivable, respectively.

AKERNA CORP.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from five to seven years, and the shorter of the estimated economic life or related lease terms for leasehold improvements. Repairs and maintenance costs that do not improve the service potential or extend the economic life are expensed as incurred. The Company’s purchases of property and equipment have historically been immaterial.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximated fair value as of June 30, 2019 and 2018 because of the relatively short term nature of these instruments. The Company accounts for fair value measurements in accordance with Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. Costs incurred in the application development stage are subject to capitalization and subsequent amortization and impairment. Application development stage costs were not material for the Company during the years ended June 30, 2019 or 2018. Product development costs are primarily comprised of personnel costs incurred related to activities for evaluating future changes to the software, testing, bug fixes, and other maintenance activities. Product development costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, the fee for the arrangement is fixed or determinable, and collectability is reasonable assured.

The Company’s software-as-a-service fees are earned through arrangements in which customers pay the Company a recurring subscription fee based upon the terms of their respective contracts. The Company’s software revenues generated from government customers totaled $4,251,263 and $4,470,310 of total revenues during the years ended June 30, 2019 and 2018, respectively (See Note 2, “Concentration of Credit Risk”). Total costs of government revenues incurred by the Company, which are included in cost of revenues on the statements of operations, were $2,150,062 and $2,670,319 during the years ended June 30, 2019 and 2018, respectively.

AKERNA CORP.

Notes to Consolidated Financial Statements

The Company also offers various software consulting services to its customers, including implementation services, business planning, support, and other customer services. From time to time, the Company purchases equipment for resale to customers. Such equipment is generally drop-shipped to the Company’s customers. The Company recognizes revenue as the services are performed or products are delivered, or in the case of up-front implementation fees, over the longer of the contract term or estimated customer life.

In most arrangements, the Company bills the customer prior to performing services, which requires the Company to record deferred revenue on the accompanying balance sheets.

Reclassifications

Certain prior year financial statement amounts have been reclassified for consistency with the current year presentation. More specifically, $319,798 has been reclassified from selling, general and administrative expenses to cost of revenues. These reclassifications had no effect on the reported results of operations.

Income Taxes

Income taxes are accounted for using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. The Company provides for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company recognizes interest and penalties related to income tax matters in selling, general, and administrative expense in the consolidated statement of operations.

The Company recognizes deferred tax assets to the extent that its assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Stock-Based Compensation

The Company accounts for grants of share-based awards to employees in accordance with ASC 718, Compensation—Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of the share-based awards on the date of grant and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Share-based payments issued to non-employees are recorded at their fair values, are revalued quarterly as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC 505, Equity. The value of each share grant is based on the share price on the grant date.

Segments

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance and information for different revenue streams is not evaluated separately. As such, the Company’s operations constitute a single operating segment and one reportable segment.

Recently Issued Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. As an Emerging Growth Company, ASU No. 2014-09 is effective for the Company’s fiscal 2020 annual reporting period and for interim periods thereafter, with early adoption permitted, and allows for either full retrospective or modified retrospective adoption. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

AKERNA CORP.

Notes to Consolidated Financial Statements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income, to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The new standard is expected to reduce diversity in practice. The new standard is effective for the Company’s fiscal 2020 annual reporting period and for interim periods thereafter. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard, as subsequently amended, establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company beginning July 1, 2020 with early adoption permitted. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Among other changes, the new standard allows non-public business entities to make an accounting policy election to either estimate the number of awards that are expected to vest or to account for forfeitures as they occur. The Company has adopted the new standard effective July 1, 2018. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The new standard is effective for the Company beginning July 1, 2021 with early adoption permitted. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The amended guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which broadens the scope of existing guidance applicable to internal-use software development costs. The update requires costs to be capitalized or expensed based on the nature of the costs and the project stage in which they are incurred subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. The guidance is applicable for the Company beginning July 1, 2020 with early adoption permitted, including adoption in an interim period. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides supplemental guidance and clarification to ASU No. 2016-13 and must be adopted concurrently with the adoption of ASU No. 2016-13. The Company has adopted the new standard effective April, 2019. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

AKERNA CORP.

Notes to Consolidated Financial Statements

Note 3 - Balance Sheet Disclosures

Prepaid expenses consist of the following:

	June 30,	June 30,
	2019	2018
Software and technology	$237,930	$115,516
Professional services	169,804	47,626
Insurance	159,940	18,096
Deposit	10,000	10,000
	$577,674	$191,238

Accrued liabilities consist of the following:

	June 30,	June 30,
	2019	2018
Professional fees	$49,205	$24,404
Sales taxes	36,358	66,347
Compensation	354,724	251,393
Leaf Data Systems contractors	19,557	-
Other	40,706	31,690

	$500,550	$373,834

The accrued compensation as of June 30, 2018 includes $122,000 of accrued bonus earned by the Company’s Chief Executive Officer and a member of the Company’s Board of Managers during the year ended June 30, 2018 and such bonus is calculated based on the Company’s operational results. The accrued compensation as of June 30, 2019, includes approximately $215,000 of accrued bonus earned by the Company’s Chief Executive Officer.

Note 4 - Reverse Merger and Private Placement

Reverse Merger

As noted above, on October 10, 2018, the Company entered into the Merger Agreement (Note 1). On January 18, 2019, the parties to the Merger Agreement and certain of the holders of MJF’s outstanding preferred and common units entered into an allocation agreement which served to modify the allocation of the merger consideration prescribed by the Merger Agreement. Under the terms of the allocation agreement, if the merger closes, additional shares comprising the merger consideration shall be reallocated to holders of the profit interest units of MJF, which additional shares shall be funded from shares otherwise issuable to such holders of MJF’s preferred and common units.

On April 17, 2019, the Merger Agreement was amended to (i) increase the size of the MTech board of directors following the closing of the merger from seven (7) to eight (8) directors, (ii) increase the number of directors appointed prior to the Closing by MJF from four (4) to five (5) directors (which additional director will qualify as an independent director under Nasdaq rules) and (iii) revise the classification of directors so that the Class B directors will include two (2) MJF directors and one (1) MTech director.

On June 17, 2019, MTech and MJF consummated the Mergers contemplated by the Merger Agreement. In connection with the closing of the Mergers, the registrant changed its name from MTech Acquisition Holdings Inc. to Akerna Corp (“Akerna”). The Merger Consideration was paid through the issuance of 6,520,099 shares of MTech common stock (the “Consideration Shares”) to the former holders of MJF common units, preferred units, and profit interest units at a price per share equal to $10.16 per share. Of the total amount of Akerna shares issued in the merger, 283,010 fully vested shares of Akerna common stock and 215,063 unvested shares of Akerna common stock were allocated to the former holders of MJF profit interest units. Notwithstanding the foregoing, 652,010 of the total issuable shares (the “Escrow Shares”) will be held in an escrow account (the “Escrow Account”) to cover any adjustments to the Merger Consideration or claims for indemnification pursuant to the Merger Agreement until ninety (90) days after Akerna files its Annual Report on Form 10-K with the Commission for the fiscal year ending June 30, 2019, with the exception of Escrow Shares held to satisfy then pending claims which shall remain in the Escrow Account until the claims are resolved.

AKERNA CORP.

Notes to Consolidated Financial Statements

As disclosed above, (a) 283,011 fully vested shares of common stock were allocated to the former holders of MJF profit interest units, resulting in an immediate one-time charge of approximately $3.4 million to be recorded by MJF on June 17, 2019 and (b) 215,063 unvested shares of common stock were allocated to the holders of MJF profit interest units, of which approximately $2.1 million of compensation expense related to such profit interest units will be ratably recognized over an estimated remaining vesting period of 3 years. The calculation of the amount of the current and future expenses to be taken by MJF was based on the closing price of the Akerna common shares on the date of the Mergers.

In connection with the Merger Agreement, all recipients of the Consideration Shares executed a lock-up agreement (the “Lock-up Agreement”). Pursuant to the Lock-up Agreement, each holder agreed not to engage in any transfer or other transaction with respect to the Consideration Shares for a period of time.  With respect to 50% of the Consideration Shares, each holder agreed not to engage in a transfer or other transaction until the earlier of (1) one year from the closing of the Business Combination and (2) the date on which Akerna closes a subsequent corporate transaction with an unaffiliated third party that results in all of Akerna’s shareholders having the right to exchange their shares for cash, securities or other property.  With respect to the remaining 50% of the Consideration Shares, each holder agreed not to engage in a transfer or other transaction until the earlier of (1) one year from the closing the business combination, (2) the date on which Akerna closes a subsequent corporate transaction with an unaffiliated third party that results in all of Akerna’s shareholders having the right to exchange their shares for cash, securities or other property and (3) the date on which the closing share price of Akerna common stock equals or exceeds $12.50 per share for any twenty trading days with any thirty trading day period.

Upon the Closing of the Merger, Akerna’s certificate of incorporation was amended and restated to have one single class of common stock and 75,000,000 authorized shares of common stock, par value $0.0001 per share. Akerna also had 5,000,000 authorized shares of preferred stock.

MTech also entered into a series of securities purchase agreements with certain investors (the “PIPE Investors”), whereby MTech issued 901,074 shares of Class A common stock (the “Private Placement Shares”) for an aggregate purchase price of $9.2 million (the “Private Placement”), which closed simultaneously with the consummation of the Mergers. Upon the closing of the Mergers, the Private Placement Shares were automatically converted into shares of Akerna common stock on a one-for-one basis. Each PIPE Investor was also granted an option for a period of sixty days to purchase additional shares of Akerna common stock at a price of $10.21 per share.   None of these options were exercised within sixty days.

The proceeds received from the Mergers totaled approximately $18 million, which is net of $4.4 million of underwriting discounts and commissions and other expenses related to the Mergers.

Note 5 - Loss Per Share

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding in accordance with ASC Topic 260, Earnings per Share. Diluted net loss per common share is calculated based on the weighted-average number of common shares outstanding plus the effect of potentially dilutive common shares. When the Company reports a net loss, the calculation of diluted net loss per common share excludes potential common shares as the effect would be anti-dilutive. For the year ended June 30, 2019, 6,398,178  potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. Of the total securities excluded, 6,183,115 were related to warrants issued (Note 6) and 215,063 were related to the unvested Restricted Shares. For the year ended June 30, 2018, 5,993,750 potentially dilutive securities all related to warrants issued have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive.

Note 6 - Stockholders’ Equity

Common and preferred stock

In conjunction with the Mergers in June 2019, Akerna’s certificate of incorporation was amended and restated to have one single class of common stock and 75,000,000 authorized shares of common stock, par value $0.0001 per share. Akerna will also have 5,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which none are issued and outstanding. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. Subject to the prior rights of all classes or series of stock at the time outstanding having prior rights as to dividends or other distributions, all stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. Subject to the prior rights of creditors of the Corporation and the holders of all classes or series of stock at the time outstanding having prior rights as to distributions upon liquidation, dissolution or winding up of the Corporation, in the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative, preemptive rights, or subscription rights.

AKERNA CORP.

Notes to Consolidated Financial Statements

Issuances for Cash

In November 2017, MJF issued 515,570 Series B Preferred Units (137,740 shares of common stock after retroactively applying the exchange ratio) for cash consideration of $1,000,000. In August 2018, MJF issued 4,115,042 Series C Preferred Units (1,099,376 shares of common stock after retroactively applying the exchange ratio) for cash consideration of $10,000,000. Following the Mergers, all the Units were converted into Akerna’s common stock.

Restricted Shares

Prior to the Mergers, MJF had Profit Interest Incentive Plan (the “Profits Interest Plan”) in place whereby it could grant PIUs to employees or consultants and other independent advisors of the Company. PIUs granted under the Profits Interest Plan would generally vest once a year over four years commencing on the date granted, or based on specified performance targets. MJF had the right, but not the obligation, to repurchase vested PIUs from holders upon their termination of employment. Unvested PIUs were to be forfeited upon termination of employment. If the holder was terminated for cause, as defined, all vested and unvested units would be forfeited. PIUs repurchased or canceled or forfeited by the award recipient were available for reissuance. Upon completion of the Mergers, the non-vested PIUs were exchanged for and became subject to restricted stock agreements (“Restricted Shares”) with varying vesting terms that reflect the vesting conditions application to equity interests of the applicable MJF equity holders at the time of the merger.

The management assessed whether its PIUs represented share-based payments within the scope of ASC Topic 718 or were more akin to a profit-sharing compensation arrangement. The management determined PIUs were more akin to a profit-sharing compensation arrangement. The management determined PIUs only had value upon a defined liquidating event. Accordingly, no value had been accrued for the PIUs until the business combination occurred on June 17, 2019, which met the definition of a liquidating event. As a result, MJF recorded a one-time charge of approximately $3.4 million, which represented the charge associated with fully vested shares of common stock issued in exchange for the PIUs.

During the year ended June 30, 2018, 181,000 Restricted Shares were granted (677,500 PIUs before retroactively applying the exchange ratio), 64,785 Restricted Shares were forfeited (242,500 PIUs before retroactively applying the exchange ratio), and 75,406 Restricted Shares vested (282,250 PIUs before retroactively applying the exchange ratio). At June 30, 2018, there were 294,944 Restricted Shares outstanding (1,104,000 PIUs before retroactively applying the exchange ratio).

During the year ended June 30, 2019, additional 107,618 Restricted Shares were granted (402,824 PIUs before retroactively applying the exchange ratio), 68,794 Restricted Shares were forfeited (257,500 PIUs before retroactively applying the exchange ratio), and 118,705 Restricted Shares vested (444,324 PIUs before retroactively applying the exchange ratio). At June 30, 2019, there were 215,063 unvested Restricted Shares outstanding (805,000 PIUs before retroactively applying the exchange ratio).

For the year ended June 30, 2019, stock-based compensation expenses related to the ratable amortization of the unvested Restricted Shares was $0.5 million. Approximately, $2.1 million of total unrecognized costs related to Restricted Shares will be ratably recognized over an estimated remaining vesting period of 3 years.

Warrants

In connection with MTech’s initial public offering, the Company sold 5,750,000 units at a purchase price of $10.00 per unit, inclusive of 750,000 units sold to the underwriters on February 8, 2018 upon the underwriters’ election to fully exercise their over-allotment option. Each unit consisted of one share of MTech’s common stock and one warrant (“Public Warrant”). Each Public Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $11.50. Upon the Mergers, the Public Warrants were converted to those of Akerna at the exchange ratio of one-for-one.

AKERNA CORP.

Notes to Consolidated Financial Statements

Simultaneously with MTech’s initial public offering, an affiliated party purchased an aggregate of 225,000 units at $10.00 per unit, for an aggregate purchase price of $2,250,000. On February 8, 2018, the MTech consummated the sale of an additional 18,750 private units at a price of $10.00 per unit generating gross proceeds of $187,500. Each unit consists of one share of MTech’s common stock and one warrant (“Private Warrants”). Each Private Warrant was exercisable to purchase one share of MTech’s common stock at an exercise price of $11.50. Upon the Mergers, the Private Warrants were converted to those of Akerna at the exchange ratio of one-for-one.

A summary of the status of common stock warrants at June 30, 2019 and the changes during the two years then ended, is presented in the following table:

	Shares under warrants	Weighted average exercise price	Weighted average remaining life	Aggregate intrinsic value
Outstanding at July 1, 2017	-
Issued	5,993,750	$11.50
Exercised	-
Expired/cancelled	-
Outstanding at June 30, 2018	5,993,750	11.50	4.61
Issued	189,365	11.50
Exercised	-
Expired/cancelled	-
Outstanding at June 30, 2019	6,183,115	$11.50	3.72	$2,473,000

Unit Purchase Option and Other Rights

In connection with MTech’s initial public offering, there were also 250,000 options sold to an affiliate party to purchase up to 250,000 units exercisable at $10.00 per unit (“Option Shares”). The unit purchase option could be exercised for cash or on a cashless basis, at the holder’s option. Each unit consisted of one share of Company’s common stock, par value $0.0001 per share, and one warrant entitling the holder to purchase one share of Company’s common stock. The unit purchase option was exercised on a cashless basis into 189,365 shares of common stock and 189,365 warrants, which were outstanding as of June 30, 2019.

In connection with the Private Placement, the Company also provided each investor the ability to purchase additional shares of Akerna common stock at a price of $10.21 per share, up to their pro rata share of the 901,074 Private Placement Shares purchased. No investor exercised this right during the year ended June 30, 2019, which expired subsequently. The aggregate intrinsic value of the rights as of June 30, 2019, was $1,522,815.

2019 Incentive plan

On June 17, 2019, the MTech stockholders considered and approved the 2019 Long Term Incentive Plan (the “Equity Incentive Plan”) and reserved 1,040,038 shares of common stock for issuance thereunder. The Equity Incentive Plan was previously approved, subject to stockholder approval, by the board of directors of Akerna on January 23, 2019.  The Equity Incentive Plan became effective immediately upon the Closing of the Mergers.

Note 7 - Commitments and Contingencies

Operating Leases

The Company leases facilities, equipment, and vehicles under non-cancelable operating leases. Rent expense for the years ended June 30, 2019 and 2018 was $151,458 and $140,946, respectively. Future minimum lease payments under these leases are approximately $96,000 for the year ending June 30, 2020.

Letter-of-Credit

As of June 30, 2018, the Company had a standby letter-of-credit with a bank in the amount of $1,000,000, which was classified as restricted cash on the balance sheets. The beneficiary of the letter-of-credit is an insurance company. Upon its termination on June 22, 2019, the letter-of-credit was renewed with the required balance reduced to $500,000. Accordingly, the restricted cash on the balance sheets as of June 30, 2019 is $500,000.

AKERNA CORP.

Notes to Consolidated Financial Statements

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2019 and 2018, respectively, there were no legal proceedings requiring recognition or disclosure in the financial statements.

Employment Agreement

In connection with the consummation of the Mergers, Ms. Jessica Billingsley and Akerna entered into an employment agreement, dated June 17, 2019 (the “Billingsley Employment Agreement”). Under the terms of the Billingsley Employment Agreement, Ms. Billingsley serves at the Chief Executive Officer of Akerna, at will, and must devote substantially all of her working time, skill and attention to her position and to the business and interests of Akerna (except for customary exclusions).

Akerna will pay Ms. Billingsley an annual base salary in the amount of $250,000. The base salary subject to (i) review at least annually by board of directors of Akerna for increase, but not decrease, and (ii) automatic increase by an amount equal to $50,000 from its then current level on the date upon which Akerna’s aggregate, gross consolidated trailing twelve month (TTM) revenue equals the product of (x) two multiplied by (y) Akerna’s aggregate, gross consolidated trailing twelve month (TTM) revenue as the Closing. Within 10 days of the Closing, Akerna also paid to Ms. Billingsley a single lump sum of $95,000.

Ms. Billingsley will be eligible for an annual bonus (the “Annual Bonus”) with respect to each fiscal year ending during her employment. Her target annual cash bonus shall be in the amount of one hundred percent (100%) of her base salary (the “Target Bonus”) with the opportunity to earn greater than the Target Bonus upon achievement of above target performance. The amount of the Annual Bonus shall be determined by the board of directors of Akerna on the basis of fulfillment of the objective performance criteria established in its reasonable discretion. The performance criteria for any particular fiscal year shall be set no later than 90 days after the commencement of the relevant fiscal year. As of June 30, 2019, Ms. Billingsley’s bonus accrual was approximately $215,000.

Ms. Billingsley is entitled to participate in annual equity awards and employee benefits.

The Billingsley Employment Agreement also contains noncompetition and non-solicitation provisions that apply through her employment and for a term of 1 year thereafter, and which are in addition to the noncompetition and non-solicitation provisions prescribed under the Non-Competition Agreements below.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) to provide retirement benefits for its employees. Employees may contribute up to 100% of their annual compensation to the Plan, limited to a maximum annual amount as updated annually by the IRS. The Company does not offer a match of employee contributions nor any discretionary contributions.

Insurance Claim

In March 2018, the Company received approximately $940,000 in proceeds, net of legal fees, from an insurance claim related to business interruption, which was included as a component of selling, general, and administrative operating expenses on the statement of operations.

Note 8 - Income Taxes

Akerna Corporation is the sole owner of MJF as of June 17, 2019, which is a disregarded entity for federal income taxes. Prior to June 17, 2019 MJF was treated as a partnership for U.S income tax purposes. Accordingly, prior to the business combination, taxable income and losses of the Company were reported on the income tax returns of MJF’s members. Therefore, no income tax provision is provided prior to June 17, 2019.

AKERNA CORP.

Notes to Consolidated Financial Statements

The following table sets forth the expense or (benefit) for income taxes:

	June 30,	June 30,
	2019	2018
Income tax expense
Current income taxes
U.S. federal	$-	$-
U.S. state	-	-

Total current income taxes	$-	$-

	June 30,	June 30,
	2019	2018
Deferred income taxes
U.S. federal	$-	$-
U.S. state	-	-

Total deferred income tax benefit	$-	$-

The following table sets forth reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes:

	June 30,	June 30,
	2019	2018
Income tax expense and rate attributable to:
Federal	$(2,509,246)	$-
State, net of federal benefit	(13,452)	-
Restricted stock awards	816,505	-
Changes in valuation allowance	85,455	-
Losses from flow-through entity not subject to tax	1,640,066	-
Other adjustments	(19,328)	-

Effective income tax expense and rate	$-	$-

	June 30,	June 30,
	2019	2018
Noncurrent deferred tax assets:
Allowance for doubtful accounts	$22,226	$-
Charitable contribution carryforward	147	-
Federal and state net operating loss	63,082	-

Total deferred tax assets	$85,455	$-

Valuation allowance	(85,455)	-

Deferred tax assets after valuation allowance	$-	$-

During the year ended June 30, 2019, valuation allowances on deferred tax assets that are not anticipated to be realized increased by $85,455.

AKERNA CORP.

Notes to Consolidated Financial Statements

Deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss. The measurement of deferred tax assets is reduced by a valuation allowance, if based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company has evaluated the realizability of its deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. Based on this analysis, the Company has determined that the valuation allowances recorded in the period presented are appropriate.

The Company’s aggregate U.S. federal tax carryforwards for net operating losses which will not expire were $239,281. The Company recorded deferred tax assets related to U.S. state tax net operating loss carryforwards, which expire at various dates beginning in 2039.

The Company is not currently under examination for the major jurisdictions where it conducts business as of June 30, 2019. The management does not believe that there are significant uncertain tax positions in 2019. There are no interest and penalties related to uncertain tax positions in 2019.

Note 9 – Revisions of Financial Statements for the Fiscal Quarters during Fiscal Years 2019 and 2018

During the course of preparing the annual report on Form 10-K for the year ended June 30, 2019, the Company identified certain costs of revenue related to consulting services previously being recorded in operating expenses, which resulted in the overstatement of the gross profit for each of the quarters during the fiscal years ended June 30, 2019 and 2018, respectively.  These reclassifications had no effect on the reported net losses.

	Fiscal 2019			Fiscal year 2018
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Quarter Ended September 30
Total revenue	$2,371,900		$2,371,900	$2,672,502		$2,672,502
Cost of revenues	956,123	107,012	1,063,135	1,283,246	79,949	1,363,195
Gross profit	1,415,777	(107,012)	1,308,765	1,389,256	(79,949)	1,309,307
Operating expenses	3,055,976	(107,012)	2,948,964	3,038,013	(79,949)	2,958,064
Net less	(1,623,182)		(1,623,182)	(1,664,706)		(1,664,706)
Net loss per share	(0.15)		(0.15)	(0.21)		(0.21)

Quarter Ended December 31
Total revenue	2,598,079		2,598,079	2,859,582		2,859,582
Cost of revenues	1,198,911	122,084	1,320,995	1,068,828	79,949	1,148,777
Gross profit	1,399168	(122,084)	1,277,084	1,790,754	(79,949)	1,710,805
Operating expenses	3,826,539	(122,084)	3,704,455	2,770,833	(79,949)	2,690,884
Net loss	(2,370,204)		(2,370,204)	(992,463)		(992,463)
Net loss per share	(0.19)		(0.19)	(0.12)		(0.12)

Quarter Ended March 31
Total revenue	2,327,880		2,327,880	2,315,635		2,315,635
Cost of revenues	1,042,403	124,079	1,166,482	737,762	79,949	817,711
Gross profit	1,285,477	(124,079)	1,161,398	1,577,873	(79,949)	1,497,924
Operating expenses	3,788,644	(124,079)	3,664,565	1,204,242	(79,949)	1,124,293
Net loss	(2,490,103)		(2,490,103)	(364,227)		(364,227)
Net loss per share	(0.20)		(0.20)	(0.04)		(0.04)

In accordance with SEC Staff Accounting Bulletin No 108, the Company has evaluated these errors, based on an analysis of quantitative and qualitative factors, as to whether it was material to the condensed statements of operations for the three months ended March 31, 2019 and 2018, December 31, 2018 and 2017, and September 30, 2018 and 2017, respectively, and if amendments of previously filed financial statements with the SEC are required. The Company has determined that quantitatively and qualitatively, the errors have no material impact to the condensed statement of operations for these periods.

Note 10 - Subsequent Events

Subsequent to June 30, 2019, the Company was awarded a contract with the state of Utah following the submission of a response to a request for proposal for an interoperable medical cannabis inventory control and electronic verification system.

In July 2019, the Company hired Mr. Scott Sozio, at will, to serve as the Company’s Head of Corporate Development. Mr. Sozio is the former Chief Executive Officer of MTech Acquisition Corp., is a current director of Akerna, and beneficially owns common stock of the Company. Mr. Sozio will receive an annual base salary of $150,000, which is to be credited against certain variable bonus compensation to be paid in a combination of cash and equity pursuant to the Equity Incentive Plan once every twelve month period. The terms of such bonus payment are still being negotiated between the Company and Mr. Sozio.

Subsequent to June 30, 2019, 368,910 warrants were exercised at the price of $11.50 per warrant for the total proceeds of $4,242,465.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected.

We have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were ineffective.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Report, we completed the Mergers on June 17, 2019. Prior to the Mergers, MJ Freeway, LLC was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company following the Mergers has required and will continue to require significant time and resources from our management and other personnel. Furthermore, MTech, the legal acquirer in the Mergers, was a non-operating public shell company prior to the Mergers, and as such the internal controls of MTech no longer exist as of the assessment date. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of June 30, 2019. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework Scope of the Controls Evaluation (2013 Framework).

This Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The remaining information required by this item concerning directors, executive officers and corporate governance matters is hereby incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after June 30, 2019, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)	Financial Statements

Our audited consolidated balance sheets as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2019, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

Exhibits

Exhibit
Number	Description
2.1+	Agreement and Plan of Merger, dated as of October 10, 2018, by and among MTech Acquisition Corp., Akerna Corp., Purchaser Merger Sub Inc., Company Merger Sub LLC, MTech Sponsor LLC in the capacity as the Purchaser Representative thereunder, MJ Freeway LLC and Harold Handelsman in the capacity as the Seller Representative thereunder (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-228220))

2.2	First Amendment to Agreement and Plan of Merger, effective as of April 17, 2019, by and among MTech Acquisition Corp., Akerna Corp., MTech Purchaser Merger Sub Inc., MTech Company Merger Sub LLC, MTech Sponsor LLC,, in the capacity as the Purchaser Representative under the Merger Agreement, MJ Freeway LLC, and Jessica Billingsley, in the capacity as the Seller Representative under the Merger Agreement (incorporated by reference to Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-228220))

3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

3.2	Amended and Restated Bylaws of Akerna Corp. (incorporated by reference to Exhibit 3.2 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-228220))

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-228220))

4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.1	Registration Rights Agreement, dated January 29, 2018, by and among MTech Acquisition Corp., MTech Sponsor LLC, and MTech Sponsor LLC (incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.2	First Amendment to Registration Rights Agreement, dated June 17, 2019, by and among MTech Acquisition Corp., Akerna Corp. and MTech Sponsor LLC (incorporated by reference to Exhibit 10.2 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.3	Stock Escrow Agreement, dated January 29, 2018, by and among MTech Acquisition Corp., MTech Sponsor LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.4	Amendment to Stock Escrow Agreement, dated June 17, 2019, by and among MTech Acquisition Corp., Akerna Corp., MTech Sponsor LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.5	Non-Competition and Non-Solicitation Agreement dated June 17, 2019, by and among Jessica Billingsley, Akerna Corp., MJ Freeway and MTech Sponsor LLC (incorporated by reference to Exhibit 10.5 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.6	Non-Competition and Non-Solicitation Agreement dated June 17, 2019, by and among Amy Poinsett, Akerna Corp., MJ Freeway and MTech Sponsor LLC (incorporated by reference to Exhibit 10.6 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.7	Form of Indemnification Agreement of Officers and Directors (incorporated by reference to Exhibit 10.7 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.8	Form of Subscription Agreement, by and among MTech Acquisition Corp., Akerna Corp., and each purchaser signatory thereto (incorporated by reference to Exhibit 10.8 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.9	Form of Agreement to Transfer Sponsor Shares, by and among MTech Acquisition Corp., Akerna Corp., each transferee signatory thereto, and Continental Stock Transfer &Trust Company (incorporated by reference to Exhibit 10.9 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.10	Employment Agreement, dated June 17, 2019, by and between Jessica Billingsley and Akerna Corp. (incorporated by reference to Exhibit 10.10 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.11	Akerna Corp. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-233480))

10.12	Form of Option Grant Certificate (incorporated by reference to Exhibit 10.12 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.13	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.13 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.14	Form of Stock Award (incorporated by reference to Exhibit 10.14 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.15	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.15 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.16	Form of Appreciation Rights Award (incorporated by reference to Exhibit 10.16 on Current Report on Form 8-K filed by the registrant on June 21, 2019)

10.17	Form of Lock-Up Agreement, by and among MTech Acquisition Holdings, Inc., MTech Sponsor LLC, and each holder signatory thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-4 (File No. 333-228220))

21.1	Subsidiaries of Akerna Corp. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3 (File No. 333-232694))

23.1*	Consent of Marcum LLP

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERNA CORP.

By:	/s/ Jessica Billingsley
	Name:	Jessica Billingsley
	Title:	Chief Executive Officer
	Date:	September 23, 2019

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jessica Billingsley	Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2019
Jessica Billingsley

/s/ Ruth Ann Kraemer	Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2019
Ruth Ann Kraemer

/s/ Scott Sozio	Director	September 23, 2019
Scott Sozio

/s/ Matthew R. Kane	Director	September 23, 2019
Matthew R. Kane

/s/ Tahira Rehmatullah	Director	September 23, 2019
Tahira Rehmatullah

/s/ Mark Iwanowski	Director	September 23, 2019
Mark Iwanowski