Form 10-Q
period 2019-09-30
Akerna Corp.
filed 2019-11-14
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Arapahoe St., Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(888) 932-6537

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase one share of common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2019, there were 10,958,656 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

i

AKERNA CORP.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2019	2019
	(unaudited)
Assets

Current assets
Cash	$22,429,931	$21,867,289
Restricted cash	500,000	500,000
Accounts receivable, net	2,512,682	1,257,274
Prepaid expenses and other assets	869,946	577,674
Total current assets	$26,312,559	$24,202,237

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,599,164	$1,317,566
Accrued liabilities	493,518	500,550
Deferred revenue	902,595	624,387
Total current liabilities	2,995,277	2,442,503

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, none are issued and outstanding at September 30, 2019 and June 30, 2019	-	-
Common stock, par value $0.0001; 75,000,000 shares authorized, 10,958,656 issued and outstanding at September 30, 2019, and 10,589,746 shares authorized, issued and outstanding at June 30, 2019	1,096	1,059
Additional paid-in capital	51,729,003	47,325,421
Accumulated deficit	(28,412,817)	(25,566,746)
Total stockholders’ equity	23,317,282	21,759,734

Total liabilities and stockholders’ equity	$26,312,559	$24,202,237

See notes to condensed consolidated financial statements.

AKERNA CORP.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	September 30,
	2019	2018
Revenues
Software	$2,304,480	$1,879,262
Consulting	831,363	370,083
Other	57,047	50,054
Total revenues	3,192,890	2,299,399

Cost of revenues	1,397,361	1,063,135

Gross profit	1,795,529	1,236,264

Operating expenses
Product development	1,130,880	801,472
Selling, general, and administrative	3,583,815	2,147,492
Total operating expenses	4,714,695	2,948,964

Loss from operations	(2,919,166)	(1,712,700)

Other income (expense)
Interest	73,382	17,628
Other	(287)	(611)
Total other income	73,095	17,017

Net loss	$(2,846,071)	$(1,695,683)

Basic and diluted weighted average common stock outstanding	10,879,112	5,489,835
Basic and diluted net loss per common share	$(0.26)	$(0.31)

See notes to condensed consolidated financial statements.

AKERNA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended September 30, 2019

(unaudited)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – July 1, 2019	10,589,746	$1,059	$47,325,421	$(25,566,746)	$21,759,734

Stock-based compensation	-	-	161,165	-	161,165

Cash received in connection with exercise of warrants	368,910	37	4,242,417	-	4,242,454

Net loss	-	-	-	(2,846,071)	(2,846,071)

Balance – September 30, 2019	10,958,656	$1,096	$51,729,003	$(28,412,817)	$23,317,282

See notes to condensed consolidated financial statements.

AKERNA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended September 30, 2018

(unaudited)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – July 1, 2018	4,922,650	$492	$14,563,102	$(13,163,531)	$1,400,063

Issuance of shares in exchange for cash	1,099,376	110	9,999,890	-	10,000,000

Net loss	-	-	-	(1,695,683)	(1,695,683)

Balance – September 30, 2018	6,022,026	$602	$24,562,992	$(14,859,214)	$9,704,380

See notes to condensed consolidated financial statements.

AKERNA CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(2,846,071)	$(1,695,683)
Adjustment to reconcile net loss to net cash used in operating activities
Bad debt expense	252,809	47,873
Stock-based compensation expense	161,165	-
Changes in operating assets and liabilities
Accounts receivable	(1,508,217)	151,462
Prepaid expenses and other current assets	(292,272)	(167,200)
Accounts payable	281,598	293,515
Accrued liabilities	(7,032)	40,553
Deferred revenue	278,208	362,193
Net cash used in operating activities	(3,679,812)	(967,287)

Cash flows from financing activities
Cash received in connection with exercise of warrants	4,242,454	-
Cash received in connection with issuance of shares	-	10,000,000
Net cash provided by financing activities	4,242,454	10,000,000

Net increase in cash and restricted cash	562,642	9,032,713

Cash and restricted cash - beginning of period	22,367,289	2,572,401

Cash and restricted cash - end of period	$22,929,931	$11,605,114

Cash paid for taxes	$-	$-

Cash paid for interest	$1,974	$416

See notes to condensed consolidated financial statements.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The accompanying financial statements and related notes reflect the historical results of MJF prior to the mergers completed in June 2019 (“the Mergers”) with MTech Acquisition Corp. (“MTech”) and other related entities, which resulted in the combined company, and do not include the historical results of MTech prior to the completion of the Mergers.

Liquidity and Capital Resources

Since its inception, the Company has incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. Although we have continuing negative cash flow from operations, the Company anticipates that its current cash will be sufficient to meet the working capital requirements for the next twelve months.  From time to time, we may pursue various strategic business opportunities.  These opportunities may include investment in or ownership of additional technology companies through direct investments, acquisitions, joint ventures and other arrangements.  We are currently exploring such opportunities and have entered into three non-binding letters of intent.  We can provide no assurance that we will successfully identify such opportunities or that, if we identify and pursue any of these opportunities, any of them will be consummated.  Consequently, the Company may raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of such strategic business opportunities, although no assurance can be provided that we will be successful in completing a future capital raise.  The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a discussion of the risks related to our liquidity and capital structure.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The condensed consolidated balance sheet for the year ended June 30, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended June 30, 2019 which were included in the annual report on Form 10-K filed by the Company on September 23, 2019.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended September 30, 2019 are not necessarily indicative of the operating results for the year ending June 30, 2020, or any other interim or future periods.

Accounts Receivable, Net

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The allowance for doubtful accounts was $357,419 as September 30, 2019 and $190,088 as of June 30, 2019.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

During the three months ended September 30, 2019, one customer accounted for 24% of total revenues. At September 30, 2019, the same customer accounted for 63% of net accounts receivable. During the three months ended September 30, 2018, two customers accounted for 35% and 10% of total revenues, respectively. There were no accounts receivable outstanding as of September 30, 2018.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, the fee for the arrangement is fixed or determinable, and collectability is reasonable assured.

The Company’s software-as-a-service fees are earned through arrangements in which customers pay the Company a recurring subscription fee based upon the terms of their respective contracts. The Company’s software revenues generated from government customers totaled $1,089,395 and $1,020,392 of total revenues during the three months ended September 30, 2019 and 2018, respectively. Total costs of government revenues incurred by the Company, which are included in cost of revenues on the statements of operations, were $665,303 and $528,270 during the three months ended September 30, 2019 and 2018, respectively.

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

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The amended guidance is effective for the Company’s fiscal 2020 annual reporting period and for interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which broadens the scope of existing guidance applicable to internal-use software development costs. The update requires costs to be capitalized or expensed based on the nature of the costs and the project stage in which they are incurred subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. The guidance is applicable for the Company beginning July 1, 2021 with early adoption permitted, including adoption in an interim period. The Company is evaluating the impact of adoption of the new standard on its financial statements.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Balance Sheet Disclosures

Prepaid expenses consist of the following:

	September 30,	June 30,
	2019	2019
Software and technology	$321,432	$237,930
Professional services	428,348	169,804
Insurance	68,241	159,940
Deposit	51,925	10,000
	$869,946	$577,674

The Company deferred approximately $164,000 in professional services costs related to the contract with the State of Utah. These costs will be recognized at the same time as the related revenue is recognized, under the matching principle.

Accrued liabilities consist of the following:

	September 30,	June 30,
	2019	2019
Professional fees	$85,000	$49,205
Sales taxes	41,104	36,358
Compensation	298,585	354,724
Leaf Data Systems contractors	19,557	19,557
Other	49,272	40,706

	$493,518	$500,550

The accrued compensation as of June 30, 2019, and September 30, 2019, includes approximately $215,000 of accrued bonus earned by the Company’s Chief Executive Officer with respect to fiscal year 2019. The balance was paid in October, 2019.

 Note 4 - Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of shares of common stock outstanding in accordance with ASC Topic 260, Earnings per Share. Diluted net loss per common share is calculated based on the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive issuances of common stock. When the Company reports a net loss, the calculation of diluted net loss per common stock excludes issuances of common stock as the effect would be anti-dilutive. For the three months ended September 30, 2019, 6,029,268 potentially dilutive issuances of shares of common stock have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. Of the total securities excluded, 5,814,205 shares of common stock are underlying outstanding warrants to purchase common stock and 215,063 were related to the unvested shares of restricted common stock. For the three months ended September 30, 2018, 5,993,750 potentially dilutive issuances of shares of common stock all related to warrants to purchase shares of common stock have been excluded from the computation of diluted weighted average shares of common stock outstanding because the effect would be anti-dilutive.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Stockholders’ Equity

Issuances for Cash

In August 2018, MJF issued 4,115,042 Series C Preferred Units (1,099,376 shares of common stock after retroactively applying the exchange ratio) for cash consideration of $10,000,000. Following the Mergers, all the Units were converted into Akerna’s common stock.

Restricted Shares

Prior to the Mergers, MJF had in place a Profit Interest Incentive Plan (the “Profits Interest Plan”) whereby it could grant profit interest units (“PIUs”) to employees or consultants and other independent advisors of the Company. PIUs granted under the Profits Interest Plan would generally vest once a year over four years commencing on the date granted, or based on specified performance targets. MJF had the right, but not the obligation, to repurchase vested PIUs from holders upon their termination of employment. Unvested PIUs were to be forfeited upon termination of employment. If the holder was terminated for cause, as defined, all vested and unvested units would be forfeited. PIUs repurchased or canceled or forfeited by the award recipient were available for reissuance. Upon completion of the Mergers in June 2019, the non-vested PIUs were exchanged for restricted shares of common stock (“Restricted Shares”) subject to restricted stock agreements with varying vesting terms that reflect the vesting conditions applicable to PIUs of the applicable MJF equity holders at the time of the Mergers.

During the three months ended September 30, 2018, 185,324 PIUs were granted (which were exchanged for 49,519 Restricted Shares in the Mergers) and 30,000 PIUs (which would equate to 8,016 Restricted Shares after applying the exchange ratio) were forfeited.

At September 30, 2019, there were 498,147 Restricted Shares outstanding, of which 215,063 were vested. During the three months ended September 30, 2019, no Restricted Shares were forfeited.

For the three months ended September 30, 2019, stock-based compensation expense related to the ratable amortization of the unvested Restricted Shares was $161,165. Approximately $2.6 million of total unrecognized costs related to Restricted Shares will be ratably recognized over an estimated weighted average remaining vesting period of 1.17 years.

Warrants

A summary of the status of outstanding warrants to purchase common stock at September 30, 2019 and the changes during the three months then ended, is presented in the following table:

	Shares issuable upon exercise of warrants	Weighted average exercise price	Weighted average remaining life
Outstanding at July 1, 2019	6,183,115	$11.50	3.72
Issued	-	-	-
Exercised	(368,910)	11.50	-
Expired/cancelled	-	-	-
Outstanding at September 30, 2019	5,814,205	$11.50	3.40

There was no aggregate intrinsic value for the warrants outstanding as of September 30, 2019.

Note 6 - Commitments and Contingencies

Operating Leases

The Company leases facilities, equipment, and vehicles under non-cancelable operating leases. Rent expense for the three months ended September 30, 2019 and 2018 was $35,247 and $43,475, respectively.

On September 30, 2019, the Company entered into an office service agreement (the “Office Lease”) effective and commencing February 1, 2020 and expiring January 31, 2022, unless earlier terminated by either party in accordance with the terms of the Office Lease. The Office Lease relates to new office space located at 1630 Welton Street, Denver, Colorado, 80202. The Company was required to pay a security deposit equal to a one-month payment and initial set-up fees of $43,925. The monthly payments will be in the amount of $41,925 subject to a 4% annual indexation increase at each anniversary of the commencement date during the term of the Office Lease.

Future minimum lease payments to be made pursuant to the Office Lease and the current leases are approximately $276,000 for the remainder of the year ended June 30, 2020, approximately $530,000 for the year ended June 30, 2021, and approximately $316,000 for the year ended June 30, 2022.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Letter-of-Credit

As of September 30, 2019, the Company had a standby letter-of-credit with a bank in the amount of $500,000, which was classified as restricted cash on the balance sheets. The beneficiary of the letter-of-credit is an insurance company. Upon its termination on June 22, 2019, the letter-of-credit was renewed with the required balance reduced to $500,000. Accordingly, the restricted cash on the balance sheet as of September 30, 2019 is $500,000. The letter-of-credit will expire on June 22, 2020.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2019, and through the date these financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the financial statements.

Note 7 – Revisions of Previously Issued Financial Statements

During the course of preparing this Quarterly Report on Form 10-Q for the three months ended September 30, 2019, the Company identified certain previously duplicated revenues, which resulted in the overstatement of total assets and revenue during the periods outlined below, and the understatement of net losses for the periods outlined below. Additionally, during the course of preparing its Annual Report on Form 10-K for the fiscal year ended June 30, 2019, the Company identified certain costs of revenue related to consulting services previously being recorded in operating expenses, which resulted in the overstatement of the gross profit for each of the quarters during the fiscal year ended June 30, 2019.

	June 30, 2018
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Total assets	$3,017,731	$(223,766)	$2,793,965
Total liabilities	1,393,902	-	1,393,902
Total stockholders’ equity	1,623,829	(223,766)	1,400,063

	September 30, 2018
	As reported	Adjustment	As revised
Condensed Consolidated Balance Sheet
Total assets	12,090,810	(296,267)	11,794,543
Total liabilities	2,090,163	-	2,090,163
Total stockholders’ equity	10,000,647	(296,267)	9,704,380

Condensed Consolidated Statements of Operations
Total revenue	2,371,900	(72,501)	2,299,399
Cost of revenue	956,123	107,012	1,063,135
Gross profit	1,415,777	(179,513)	1,236,264
Operating expenses	3,055,976	(107,012)	2,948,964
Net loss	(1,623,182)	(72,501)	(1,695,683)
Net loss per share	(0.30)		(0.31)

	December 31, 2018
	As reported	Adjustment	As revised
Condensed Consolidated Balance Sheet
Total assets	9,836,178	(320,434)	9,515,744
Total liabilities	2,205,735	-	2,205,735
Total stockholders’ equity	7,630,443	(320,434)	7,310,009

Condensed Consolidated Statements of Operations
Total revenue	2,598,079	(24,167)	2,573,912
Cost of revenue	1,198,911	122,084	1,320,995
Gross profit	1,399,168	(146,251)	1,252,917
Operating expenses	3,826,539	(122,084)	3,704,455
Net loss	(2,370,204)	(24,167)	(2,394,371)
Net loss per share	(0.39)		(0.40)

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	March 31, 2019
	As reported	Adjustment	As revised
Condensed Consolidated Balance Sheet
Total assets	8,199,718	(320,434)	7,879,284
Total liabilities	3,059,378	-	3,059,378
Total stockholders’ equity	5,140,340	(320,434)	4,819,906

Condensed Consolidated Statements of Operations
Total revenue	2,327,880	-	2,327,880
Cost of revenue	1,042,403	124,079	1,166,482
Gross profit	1,285,477	(124,079)	1,161,398
Operating expenses	3,788,644	(124,079)	3,664,565
Net loss	(2,490,103)	-	(2,490,103)
Net loss per share	(0.41)		(0.41)

	June 30, 2019
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Total assets	24,522,671	(320,434)	24,202,237
Total liabilities	2,442,503	-	2,442,503
Total stockholders’ equity	22,080,168	(320,434)	21,759,734

Consolidated Statements of Operations
Total revenue	10,919,785	(96,668)	10,823,117
Cost of revenue	4,633,844	-	4,633,844
Gross profit	6,285,941	(96,668)	6,189,273
Operating expenses	18,701,619	-	18,701,619
Net loss	(12,306,547)	(96,668)	(12,403,215)
Net loss per share	(2.04)		(2.05)

In accordance with SEC Staff Accounting Bulletin No 108, the Company has evaluated these errors, based on an analysis of quantitative and qualitative factors, as to whether it was material to the condensed consolidated statements of operations for the three months ended September 30, 2018, December 31, 2018, and March 31, 2019, and consolidated statements of operations for the year ended June 30, 2019, as well as to the consolidated balance sheets as of June 30, 2019 and 2018, condensed consolidated balance sheets as of September 30, 2018, December 31, 2018, and March 30, 2019, and as to whether amendments of previously filed financial statements with the SEC are required. The Company has determined that quantitatively and qualitatively, the errors have no material impact to the above mentioned financial statements.

Note 8 - Subsequent Events

Appointment of Chief Revenue Officer

On October 1, 2019, the Company entered into a letter agreement with Nina Simosko pursuant to which Ms. Simosko will serve as the Company’s Chief Revenue Officer effective as of September 23, 2019. The letter agreement provides for an at-will employment relationship. Ms. Simosko will receive an annual base salary of $200,000 and Ms. Simosko may be eligible for a bonus. On October 7, 2019, Ms. Simosko was granted 125,156 of Restricted Stock Units, which will vest as to 25% on the first anniversary of the grant date, as to the next 25% on the second anniversary of the grant date, as to the next 25% on the third anniversary of the grant date and as to the remaining 25% on the fourth anniversary of the grant date. In accordance with the terms of the letter agreement, upon a change of control transaction, Ms. Simosko’s unvested restricted stock units or any other equity interests that she may be granted, will immediately vest. If Ms. Simosko’s employment is terminated by the Company without cause or by her with good reason, she is entitled to her base salary through the date of termination and the immediate vesting of 33% of the restricted stock units that are unvested on the date of termination.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

License Agreement with Zol Solutions, Inc.

The Company entered into a license agreement with Zol Solutions, Inc. (“ZolTrain”), effective October 24, 2019, to provide ZolTrain’s online cannabis training platform as a co-branded integration option into the Company’s MJ Platform and Leaf Data Systems.

The Company and ZolTrain will share subscription-based revenue generated from the Company’s customers. The share of revenue for each of the Company and ZolTrain will be based on the number of training modules accessed by a customer and which of the Company and ZolTrain created the accessed content. Preceding the entry into the license agreement, on October 7, 2019, the Company participated in a series seed preferred stock purchase offering of ZolTrain along with other investors. The Company purchased approximately 203,000 shares of preferred stock for a purchase price of $250,000, which represents a minority investment in ZolTrain. The definitive agreements provide the Company with rights of first refusal with respect to newly issued securities of ZolTrain as well as issued and outstanding securities of ZolTrain that are offered to third parties. In connection with the investment, Nina Simosko, our Chief Revenue Officer, was appointed as a member of ZolTrain’s board of directors. In the event that Ms. Simosko or any other representative of the Company is not a member of ZolTrain’s board of directors, the Company is entitled to consult with and advise ZolTrain’s management on significant business issues.

Compensation Agreement with Jessica Billingsley

On November 11, 2019, the Compensation Committee of the Board of Directors of the Company established the terms on which Ms. Billingsley, the Company’s Chief Executive Officer, may earn a bonus for the fiscal year ended June 30, 2020. The Compensation Committee determined that Ms. Billingsley will be eligible for a bonus derived from the same targets with respect to her bonuses in fiscal year 2019, which were as follows:

The annual bonus was determined based upon the following four (4) budget components, each of which scales linearly between achieving 75% to 100%, and greater than 100% with respect to platform recurring revenue and government recurring revenue budget components respectively, of the applicable fiscal year’s budget for each such component (with 50% of the target bonus payable upon achievement of 75% of budget, 100% of the target bonus payable upon achievement of budget (and, with respect to the platform recurring revenue and government recurring revenue budget components, with 200% of each weighted portion of the target bonus payable upon achievement of 125% of the corresponding component of budget (the “Accelerator”), with linear interpolation between points)).

However, during fiscal year 2020 the Accelerator may be paid at the sole discretion of the Compensation Committee in cash, stock, or a combination thereof.

In addition, the Compensation Committee determined that, during fiscal year 2020, Ms. Billingsley is eligible to earn a performance based incentive of $250,000, payable in stock, whereby (a) 50% of the bonus is automatically granted if the Company’s stock price/shareholder return increases by 15% (measuring point starts at $10 per share) with respect to the consecutive 20-day volume weighted average price prior to and including June 30, 2020, and (b) the remaining 50% of the bonus may be paid at the sole discretion of the Compensation Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Audited Consolidated Financial Statements and related notes thereto in Akerna Corp. (“Akerna”) and subsidiaries’ (the “Company,” “us,” “our” or “we”) Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2019, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we will not update these forward-looking statements, even if our situation changes in the future. We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Business Overview

We are a regulatory compliance and inventory management technology company. Our proprietary software platform is adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. Ten years ago, we identified a need for organic material tracking and regulatory compliance software a service (“SaaS”) solutions in the growing cannabis and hemp industry. We developed products intended to assist states in monitoring licensed businesses’ compliance with state regulations, and to help state-licensed businesses operate in compliance with such law. We provide our regulatory software platform, Leaf Data Systems®, to government regulatory agencies, and our business software platform, MJ Platform®, to state and federally-licensed businesses. Although we have helped monitor legal compliance for more than $16 billion in cannabis sales to date, we do not handle any cannabis related material, do not process sales transactions within the United States, and our revenue generation is not related to the type or amount of sales made by our clients, as revenues are generated by us on a fixed-fee based subscription model.

Our core products, Leaf Data Systems and MJ Platform, are highly-versatile platforms that provide our clients with a central data management system for tracking regulated products – from seed to initial plant growth to product – throughout the complete supply chain, using a global unique identifier method. Our platforms also provide clients with integrated security, transparency and scalability capabilities. These capabilities allow our state-licensed clients to control inventory, operate efficiently in a fast-changing industry and comply with state, local, and federal (in countries such as Canada, Italy, Macedonia and Colombia) regulation at all times, and allows our government regulatory clients to effectively and cost-efficiently monitor licensees and ensure that commercial businesses are complying with their states’ regulations.

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

●

Commercial Software – MJ Platform is our SaaS offering for state and federally-licensed businesses. MJ Platform is an ERP (Enterprise Resource Planning) compliance system specific to the cannabis industry, including state-legal marijuana and hemp CBD industry. MJ Platform is comprised of integrated modules designed to meet the regulations and inventory management needs of cannabis and hemp CBD cultivators, manufacturers, distributors and retailers, but has applications in other industries.

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

We provide project-focused consulting services to clients that are initiating or expanding their cannabis businesses or are interested in data consulting engagements with respect to the legal cannabis industry. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations in newly legal states

We also resell a limited number of printers for printing compliance product labels and scales that are National Type Evaluation Program (“NTEP”) certified legal for trade. Revenue from these resale activities was approximately 2% of total revenue in each of the three months ended September 30, 2019, and September 30, 2018, and is not expected to become a significant generator of revenue.

Our commercial software revenue growth is driven by leveraging our reputation and continued cannabis, hemp and Cannabidiol (CBD) industry growth. We believe we are well known in these industries and can leverage our reputation, brand recognition, and wealth of relevant experience to attract existing cultivation, manufacturing and dispensary customers, and attract new market entrants. We believe that the reputation of our existing products and our ability to provide services in all areas of the seed to sale life cycle will attract customers from competitors that are seeking more comprehensive services and will attract new customers as they enter into existing markets and markets that become newly legalized. We also experience revenue growth in mature, established states and countries by providing a solution to operators seeking to vertically integrate their operations and improve their operations. We provide not only a vertically integrated solution across the cannabis, hemp, and CBD supply chain, but also have the business intelligence capture which allows operators to run their businesses in a more informed and efficient manner. This business intelligence capture is derived from the suite of services provided by us and sets us apart from competitors.

Through our acquisition strategy, we are expanding the features available to new and existing customers of MJ Platform and Leaf Data Systems, including the ability to track organic matter from seed-to-consumer, with an interactive consumer product experience. We believe that such features create further value by providing additional add-ins that should enhance utilization and the experience of our new and existing customers. For example : (i) our agreement with Netsuite  will provide tax planning services to our customers in Canada; (ii) our license with ZolTrain will provide our MJ Platform customers with training modules to educate them and improve their experience by pairing education with product information at the point of sale; (iii) our Leaf Data System and Trace Seed to Sale Solution specifically customized for the State of Utah to include an electronic verification system and inventory control system, will utilize solo sciences’ solo*TAG™, the world’s first cryptographically-secure, cannabis product authentication system, exclusively for governments as an alternative to RFID tracking; and (iv) our agreement with Isolocity enables cannabis enterprises to pursue international expansion by providing a QMS framework to support local and national compliance needs and by leveraging such QMS, MJ Platform can support GMP certification requirements, including the stricter EU-GMP standard required for the export of medical cannabis into Europe and Asia.

Financial Results of Operations

Revenue

Our software revenue is derived from MJ Platform, our SaaS enterprise resource planning tool offering for state-licensed businesses, and Leaf Data Systems, our track-and-trace product for government agencies. MJ Platform contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice, although we do have some multi-year MJ Platform contracts. We defer recognition of revenue from these payments until services have been provided. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly. A percentage retainer or holdback fees (generally ranging from 10% to 30%) are common until all initial deliverables are complete. MJ Platform and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Our consulting revenue is derived throughout the life cycle of a customer. Our other revenue is derived primarily from point of sale hardware and labels.

Consulting services revenue growth is driven by numerous factors. In new emerging states, we provide solutions for aspiring operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting services are provided to post operational licensees to consult during the setup and buildout phases as they open and begin operating their businesses. We also provide business optimization services for established businesses that can benefit from consulting to increase efficiencies as they expand and grow.

We contract our consulting services through Statements of Work (SOW) for businesses or entrepreneurs interested in developing operations in the cannabis, hemp and CBD industries. SOW issued and completed during the pre-application phase generally solidify us as the contractor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation and as our client-operators gain licenses. Accordingly, we expect our consulting services to continue to grow as more states emerge with legalization reforms, such as Missouri, New Jersey, Illinois and Utah.

Cost of Revenue

Our cost of revenue is derived from direct costs derived primarily from government contract subcontractor expenses in addition to hosting and infrastructure costs associated with operating MJ Platform and Leaf Data Systems. We record cost of revenue based on the direct cost method. This method requires allocation of direct costs including support services and materials to cost of revenue. Consulting cost of revenue is primarily determined as a result of our employees’ salaries and other related compensation expenses.

Product and Development Expenses

Our product and development expenses include salaries and benefits, contractor expenses, technology expenses, and other overhead. These expenses have grown over time, and we expect these expenses to continue to increase with our growth.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include salaries and benefits, sales and marketing expenses, public relations and investor relations fees, outage expenses, professional fees, and other overhead. These expenses have grown over time, and we expect these expenses to continue to increase with our growth.

Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, as well as payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a quarter.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2- Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the years ended June 30, 2019 and 2018. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed above.

Results of Operations for the Three months ended September 30, 2019 compared to three months ended September 30, 2018

The following table highlights the various sources of revenues and expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

	Three months ended September 30,
	2019	2018
Revenues:
Software	$2,304,480	$1,879,262
Consulting	831,363	370,083
Other	57,047	50,054
Total Revenue	3,192,890	2,299,399

Cost of revenues	1,397,361	1,063,135
Gross Profit	1,795,529	1,236,264

Operating expenses:
Product development:	1,130,880	801,472

Selling, general and administrative	3,583,815	2,147,492

Total operating expenses	4,714,695	2,948,964

Other income	73,095	17,017
Net loss	$(2,846,071)	$(1,695,683)

Total Revenue

Total revenue increased to approximately $3.2 million for the three months ended September 30, 2019 from approximately $2.3 for the three months ended September 30, 2018, an increase of approximately $0.9 million, or 39%. The increase in total revenue was driven primarily by growth achieved across our commercial software business, MJ Platform, in addition to our consulting business. The revenues from our government regulatory software business, Leaf Data Systems, have had a slight increase as well.

Software Revenue

Our total software revenue increased to approximately $2.3 million for the three months ended September 30, 2019 from $1.9 million for the three months ended September 30, 2018, an increase of approximately $0.4 million, or 23%. Total software revenue accounted for 72% and 82% of total revenue for the three months ended September 30, 2019 and 2018, respectively. The increase in software revenue was primarily driven by total revenue growth of MJ Platform of approximately $0.3 million, or 39%. Software revenues generated from government customers under Leaf Data Systems increased to approximately $1.1 million for the three months ended September 30, 2019 from approximately $1.0 million for the three months ended September 30, 2018, for an increase of approximately $0.1 million, or 7%.

While our revenues from Leaf Data Systems from our contracts with the State of Washington and the State of Pennsylvania declined for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 by approximately $0.2 million as a result of the completion of software enhancements, we recorded revenue of approximately $0.2 million from our contract with the State of Utah, which commenced in August 2019.

Consulting Revenue

Our consulting revenue includes revenue generated from consulting professional services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was approximately $0.8 million for the three months ended September 30, 2019 compared to approximately $0.4 million for the three months ended September 30, 2018, for an increase of approximately $0.4 million, or 125%. The result was driven by a higher volume of consulting activities and engagements during the quarter. We delivered approximately 30 operational license applications on behalf of Missouri-based clients during the month of August alone, and we continue to experience strong demand for our consulting services in other emerging states. Further, we signed and have begun servicing an $894,000 contract with an Illinois-based client for the preparation, completion and delivery of operational license applications for a portfolio of recreational retail facilities. The Illinois Department of Financial and Professional Regulation announced the applications will be accepted by the department starting on December 10, 2019 and must be submitted by January 2, 2020. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual period-over-period comparisons may experience variability depending on the timing of recent legislative changes.

Consulting revenue was 26% and 16% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Due to the nature of consulting revenue and our dependence on emerging market activity as a driver of demand, the months in which we recognize consulting revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Our retail/resale revenue represents revenue generated from point of sale hardware and labels. Retail/resale revenue increased to approximately $57,000 for the three months ended September 30, 2019 from approximately $50,000 for the three months ended September 30, 2018, an increase of approximately $7,000, or 14%. Retail/resale revenue was 2% of total revenue for the three months ended September 30, 2019 and September 30, 2018.

Cost of Revenue and Gross Margin

Our cost of revenue for the three months ended September 30, 2019 was approximately $1.4 million, an increase of approximately $0.3 million, or 31%, as compared to cost of revenue for the three months ended September 30, 2018 of approximately $1.1 million. The increase compared to the prior three-month period was primarily due to higher direct labor costs of approximately $0.1 million associated with providing our consulting services and higher hosting and infrastructure costs of approximately $0.1 million incurred to support our Software business. Hosting and infrastructure costs grew from approximately $0.4 million to $0.5 million, an increase of approximately $0.1 million, or 26%, as we continued to increase Amazon Web Services usage as part of the growth of MJ Platform. In addition, the cost of revenue from the contract with the State of Utah was approximately $0.3 million.

The overall increase in cost of revenue was partially offset by a decrease of $0.1 million in third-party subcontractor costs associated with servicing our contract with the Commonwealth of Pennsylvania. Since the applications and services available through the Leaf Data System are provided through relationships with third-party service providers, the costs are higher than those allocated from our employees’ salaries to support our MJ Platform and consulting contracts. Therefore, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in cost of revenues on the statement of operations, was approximately $0.7 million and $0.5 million during the three months ended September 30, 2019 and 2018, respectively.

Operating Expenses

The following table presents operating expense line items for the three months ended September 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three months ended September 30,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Operating expenses:
Product development	$1,130,880	35%	$801,472	35%	$329,408	41%
Selling, general and administrative	3,583,815	112%	2,147,492	93%	1,436,323	67%

Total operating expenses	$4,714,695	148%	$2,948,964	128%	$1,765,731	60%

Our operating expenses increased to approximately $4.7 million for the three months ended September 30, 2019 from approximately $2.9 million for the three months ended September 30, 2018, an increase of approximately $1.8 million, or 60%. The increase in operating expenses was driven by higher product development expenses, an increase of approximately $0.3 million, or 41%, in addition to higher selling, general and administrative expenses, an increase of approximately $1.4 million, or 67%. The overall increase in operating expenses for the three months ended September 30, 2019 was primarily driven by increases in salary expenses across Engineering, Sales and Marketing and Administrative functions as we continued to add headcount in order to support our growth.

Salary expenses for Product Development functions increased by approximately $0.4 million, or 55%. Salary expenses for Sales and Marketing and Administrative functions increased by approximately $0.9 million, or 95%. Approximately $0.2 million of salaries in the current three-month period were incurred in the form of non-cash stock-based compensation. No non-cash stock-based compensation expense was incurred during the three months ended September 30, 2018.

Non-payroll related expenses within Selling, General and Administrative functions also increased for the three months ended September 30, 2019 by approximately $0.5 million. These are primarily comprised of Sales and Marketing expenses related to our marketing initiatives including payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a quarter. Non-payroll related expenses within Product development functions decreased by approximately $50,000 for the three months ended September 30, 2019, primarily driven by fewer professional fee expenses incurred.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2019, we had cash of approximately $22.4 million, excluding restricted cash. We had a working capital balance of approximately $23.3 million as of September 30, 2019, as compared to $21.8 million as of June 30, 2019.

Since its inception, the Company has incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. Although we have continuing negative cash flow from operations, the Company anticipates that its current cash will be sufficient to meet the working capital requirements for the next twelve months. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a discussion of the risks related to our liquidity and capital structure.

The industry in which we participate is highly fragmented, with many small and thinly-capitalized competitors. As part of our growth strategy, we may seek to acquire assets or companies that are synergistic with our business.

Cash Flows

Our cash and restricted cash balance were approximately $22.9 million and $22.4 million as of September 30, 2019 and June 30, 2019, respectively. Cash flow information for the three months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities	$(3,679,812)	$(967,287)
Investing activities	-	-
Financing activities	4,242,454,	10,000,000
Net increase in cash	$562,642	$9,032,713

Net cash used in operating activities increased to approximately $3.7 million during the three months ended September 30, 2019, from approximately $1.0 million during the three months ended September 30, 2018, an increase of approximately $2.7 million. Cash used in operating activities was primarily driven by the net loss of approximately $2.7, in addition to an increase in outstanding receivables and prepaid expenses.

No cash was provided by investing activities during the three months ended September 30, 2019 and September 30, 2018.

Net cash provided by financing activities totaled approximately $4.2 million during the three months ended September 30, 2019 as a result of warrants that were exercised. Net cash provided by financing activities totaled approximately $10 million during the three months ended September 30, 2018 as a result of proceeds raised in our Series C financing in August 2018. Upon the consummation of the Business Combination, the Series C Preferred Units issued in connection with the transaction were converted into shares of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were ineffective.

Remediation:

The Company has contracted an outside consultant to assist with remediating past reported disclosure control weaknesses and to assist in the overall evaluation of design and operating effectiveness of its internal controls over financial reporting.

The Company has hired additional experienced resources to fill accounting functions and expects to add further resources. In addition, the Company has identified upgraded IT, accounting and finance systems which the Company expects will automate critical control functions and improve operational effectiveness and efficiencies.

The Company believes that these actions will remediate the control weaknesses.  However, the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness.  Once implemented, the Company intends to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter except as described above in our remediation efforts, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our properties.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Compensation Agreement with Jessica Billingsley

On November 11, 2019, the Compensation Committee of the Board of Directors of the Company established the terms on which Ms. Billingsley, the Company’s Chief Executive Officer, may earn a bonus for the fiscal year ended June 30, 2020. The Compensation Committee determined that Ms. Billingsley will be eligible for a bonus derived from the same targets with respect to her bonuses in fiscal year 2019, which were as follows:

The annual bonus was determined based upon the following four (4) budget components, each of which scales linearly between achieving 75% to 100%, and greater than 100% with respect to platform recurring revenue and government recurring revenue budget components respectively, of the applicable fiscal year’s budget for each such component (with 50% of the target bonus payable upon achievement of 75% of budget, 100% of the target bonus payable upon achievement of budget (and, with respect to the platform recurring revenue and government recurring revenue budget components, with 200% of each weighted portion of the target bonus payable upon achievement of 125% of the corresponding component of budget (the “Accelerator”), with linear interpolation between points)).

However, during fiscal year 2020 the Accelerator may be paid at the sole discretion of the Compensation Committee in cash, stock, or a combination thereof.

In addition, the Compensation Committee determined that, during fiscal year 2020, Ms. Billingsley is eligible to earn a performance based incentive of $250,000, payable in stock, whereby (a) 50% of the bonus is automatically granted if the Company’s stock price/shareholder return increases by 15% (measuring point starts at $10 per share) with respect to the consecutive 20-day volume weighted average price prior to and including June 30, 2020, and (b) the remaining 50% of the bonus may be paid at the sole discretion of the Compensation Committee.

Except as set forth herein, the terms of Ms. Billingsley’s employment agreement, dated June 17, 2019, remain unchanged and in full force and effect.

Appointment of Chief Operating Officer

On November 11, 2019, the Company’s Board of Directors appointed Ray Thompson as the Company’s Chief Operating Officer.

Prior to the Mergers and since November 2018, Mr. Thompson has served in the capacity of chief operating officer of MJF. From November 2016 to January 2018, Mr. Thompson worked as the Head of Customer and Sales Operations for Gloo, a people development SaaS company. During that time, he reported to the executive team to develop and execute on market strategies, product offerings, financial projections, and talent management. From October 2008 to October 2016, Mr. Thompson served as Corporate Senior Vice President, managing across all aspects of the business providing enterprise SaaS solutions to federal and state governments and international humanitarian organizations. From 1996 to 2008, Mr. Thompson has served in various executive sales and marketing roles across multiple technologies companies.

There is no arrangement or understanding between Mr. Thompson and any other person pursuant to which he was selected as an officer of the Company. Additionally, there are no family relationships between any director or executive officer of the Company and Mr. Thompson.

Item 6. Exhibits

10.1	Office Service Agreement, dated September 30, 2019, effective February 1, 2020
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101	Interactive Data File (XBRL).

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERNA CORP.

By:	/s/ Jessica Billingsley
	Name:	Jessica Billingsley
Chief Executive Officer and Director (Principal Executive Officer)

	Date:	November 14, 2019

By:	/s/ Ruth Ann Kraemer
	Name:	Ruth Ann Kraemer
Chief Financial Officer (Principal Financial and Accounting Officer)

	Date:	November 14, 2019