Form 10-Q
period 2019-12-31
Akerna Corp.
filed 2020-02-12
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from / to

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Arapahoe Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 932-6537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase one share of common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of February 12, 2019, there were 12,871,485 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

 Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements. In some cases you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this report and our management's good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
●	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to customers without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach; and
●	other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K under Part I, Item 1A, “Risk Factors.”

You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ii

AKERNA CORP.

 Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2019	2019
	(unaudited)
Assets

Current assets
Cash	$18,780,897	$21,867,289
Restricted cash	500,000	500,000
Accounts receivable, net	1,753,935	1,257,274
Prepaid expenses and other assets	1,108,917	577,674
Total current assets	22,143,749	24,202,237

Investment	250,000	-
Total assets	$22,393,749	$24,202,237

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,670,005	$1,317,566
Accrued liabilities	564,348	500,550
Deferred revenue	844,554	624,387
Total current liabilities	3,078,907	2,442,503

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, none are issued and outstanding at December 31, 2019 and June 30, 2019	-	-
Common stock, par value $0.0001; 75,000,000 shares authorized, 10,921,485 issued and outstanding at December 31, 2019, and 10,589,746 shares authorized, issued and outstanding at June 30, 2019	1,093	1,059
Additional paid-in capital	52,065,102	47,325,421
Accumulated deficit	(32,751,353)	(25,566,746)
Total stockholders’ equity	19,314,842	21,759,734
Total liabilities and stockholders’ equity	$22,393,749	$24,202,237

The accompanying notes are an integral part of these condensed consolidated financial statements

  AKERNA CORP.

 Condensed Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues
Software	$2,498,174	$2,269,924	$4,802,654	$4,149,186
Consulting	725,000	239,797	1,556,363	609,880
Other	83,029	64,191	140,076	114,245
Total revenues	3,306,203	2,573,912	6,499,093	4,873,311
Cost of revenues	1,638,840	1,320,995	3,036,201	2,384,130

Gross profit	1,667,363	1,252,917	3,462,892	2,489,181

Operating expenses
Product development	1,261,509	1,075,003	2,392,389	1,876,475
Selling, general, and administrative	4,796,404	2,629,452	8,380,219	4,776,944
Total operating expenses	6,057,913	3,704,455	10,772,608	6,653,419

Loss from operations	(4,390,550)	(2,451,538)	(7,309,716)	(4,164,238)

Other income (expense)
Interest	51,857	30,723	125,239	48,351
Other	157	26,444	(130)	25,833
Total other income	52,014	57,167	125,109	74,184

Net loss	$(4,338,536)	$(2,394,371)	$(7,184,607)	$(4,090,054)

Basic and diluted weighted average common stock outstanding	10,958,772	6,022,026	10,918,942	5,755,931
Basic and diluted net loss per common share	$(0.40)	$(0.40)	$(0.66)	$(0.71)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended December 31, 2019

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – July 1, 2019	10,589,746	$1,059	$47,325,421	$(25,566,746)	$21,759,734

Stock-based compensation	-	-	161,165	-	161,165

Cash received in connection with exercise of warrants	368,910	37	4,242,417	-	4,242,454

Net loss	-	-	-	(2,846,071)	(2,846,071)

Balance – September 30, 2019	10,958,656	1,096	51,729,003	(28,412,817)	23,317,282

Stock-based compensation	-	-	331,485	-	331,485

Forfeitures of restricted shares	(37,572)	(3)	3	-	-

Cash received in connection with exercise of warrants	401	-	4,611	-	4,611

Net loss	-	-	-	(4,338,536)	(4,338,536)

Balance – December 31, 2019	10,921,485	$1,093	$52,065,102	$(32,751,353)	$(19,314,842)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended December 31, 2018

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – July 1, 2018	4,922,650	$492	$14,563,102	$(13,163,531)	$1,400,063

Issuance of shares in exchange for cash	1,099,376	110	9,999,890	-	10,000,000

Net loss	-	-	-	(1,695,683)	(1,695,683)

Balance – September 30, 2018	6,022,026	602	24,562,992	(14,859,214)	9,704,380

Net loss	-	-	-	(2,394,371)	(2,394,371)

Balance – December 31, 2018	6,022,026	$602	$24,562,992	$(17,253,585)	$7,310,009

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(7,184,607)	$(4,090,054)
Adjustment to reconcile net loss to net cash used in operating activities
Bad debt expense	724,350	101,446
Stock-based compensation expense	492,650	-
Changes in operating assets and liabilities
Accounts receivable	(1,221,011)	(240,351)
Prepaid expenses and other current assets	(531,243)	(72,063)
Accounts payable	352,439	603,652
Accrued liabilities	63,798	336,758
Deferred revenue	220,167	(128,577)
Net cash used in operating activities	(7,083,457)	(3,489,189)

Cash flows from investing activities
Investment acquired in Zol Solutions	(250,000)	-
Net cash used in investing activities	(250,000)	-

Cash flows from financing activities
Cash received in connection with exercise of warrants	4,247,065	-
Cash received in connection with issuance of shares	-	10,000,000
Net cash provided by financing activities	4,247,065	10,000,000

Net change in cash and restricted cash	(3,086,392)	6,510,811

Cash and restricted cash - beginning of period	22,367,289	2,572,401

Cash and restricted cash - end of period	$19,280,897	$9,083,212

Cash paid for taxes	$-	$-

Cash paid for interest	$2,355	$987

Supplemental disclosure of non-cash investing and financing activity:

Forfeiture of Restricted Shares included in outstanding common stock	$(3)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business, Liquidity and Capital Resources

Description of Business

Akerna Corp. (the “Company”, “We”, “Our” or “Akerna”), through its wholly-owned subsidiary MJ Freeway, LLC (“MJF”) provides enterprise software solutions that enable regulatory compliance and inventory management. The Company’s proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. The Company developed products intended to assist states in monitoring licensed businesses’ compliance with state regulations, and to help state-licensed businesses operate in compliance with such law. The Company provides its regulatory software platform, Leaf Data Systems®, to state government regulatory agencies, and its commercial software platform, MJ Platform®, to state-licensed businesses.

We consult with clients on a wide range of areas to help them maintain compliance with state law. Our project-focused consulting services help clients initiate or expand business operations. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations.

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

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended December 31, 2019 are not necessarily indicative of the operating results for the year ending June 30, 2020, or any other interim or future periods.

Accounts Receivable, Net

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The allowance for doubtful accounts was $417,028 as December 31, 2019 and $190,088 as of June 30, 2019.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

During the three months ended December 31, 2019, two customers accounted for 23% and 14% of total revenues, respectively. At December 31, 2019, the same two customers accounted for 50% and 24% of net accounts receivable, respectively. During the three months ended December 31, 2018, two customers accounted for 38% and 14% of total revenues, respectively. At December 31, 2018, one customer accounted for 61% of net accounts receivable.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended December 31, 2019, two customers accounted for 23% and 13% of total revenues, respectively. During the six months ended December 31, 2018, two customers accounted for 36% and 12% of total revenues, respectively.

Investments

The Company makes strategic investments comprised of non-marketable equity securities. Non-marketable equity securities are recorded within Other assets in the accompanying Condensed Consolidated Balance Sheets. Determining how an investment will be accounted for depends upon the characteristics of the security it has purchased and the degree of control or influence, both direct and indirect, that the Company will be able to exert over that investment.

Revenue Recognition

The Company derives its revenues from the following two primary sources: (1) subscription revenues, which are comprised of subscription fees from government and commercial customers accessing the Company’s enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) consulting services, which include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews to operators interested in integrating our platform into their respective operations.

The Company commences revenue recognition when all of the following conditions are satisfied:

●	There is persuasive evidence of an arrangement
●	The service has been or is being provided to the customer
●	The collection of the fees is reasonably assured
●	The amount of fees to be paid by the customer is fixed or determinable

Subscription Revenue

Subscription revenue is recognized ratably, beginning when access to the applicable software is provided to the customer, over the contractual period. The Company typically invoices customers at the beginning of the term, in multi-year, annual, quarterly or monthly installments. In instances where collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services are delivered. Revenue for implementation fees is recognized ratably over the expected term of the agreement, including expected renewals.

The Company includes service level commitments to customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that those levels are not met. In addition, customer contracts often include (i) specific obligations that require the Company to maintain the availability of the customer’s data through the service and that customer content is secured against unauthorized access or loss, and (ii) indemnity provisions whereby the Company indemnifies customers from third-party claims asserted against them that result from the Company’s failure to maintain the availability of their content or securing the same from unauthorized access or loss. To date, the Company has not incurred any material costs as a result of such commitments. Any such credits or payments made to customers under these arrangements are recorded as a reduction of revenue.

Consulting Services and Other Revenues

Consulting services revenue consists of contracts with fixed terms and fee structures based upon the volume and activity, or fixed price contracts for consulting and strategic services. When these services are not combined with subscription revenues as a single unit of accounting, as discussed below, these revenues are recognized as services are rendered and accepted by the customer. From time to time, the Company purchases equipment for resale to customers. Such equipment is generally drop-shipped to the Company’s customers. The Company recognizes revenue as the services are performed or products are delivered.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cost of Revenue

Cost of revenue consists primarily of costs related to providing the subscription and other services to the Company’s customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside technology service providers, security services and other tools.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size and new business within the year.

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as Deferred revenue, which is a current liability in the accompany Consolidated Balance Sheets.

Reclassifications

Certain prior year financial statement amounts have been reclassified for consistency with the current year presentation.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. Topic 326 will be effective for the Company in fiscal years beginning after July 1, 2023, with early adoption permitted. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which broadens the scope of existing guidance applicable to internal-use software development costs. The update requires costs to be capitalized or expensed based on the nature of the costs and the project stage in which they are incurred subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. The guidance is applicable for the Company beginning July 1, 2023 with early adoption permitted, including adoption in an interim period. The Company is evaluating the impact of adoption of the new standard on its financial statements.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASU 2019-10”). ASU 2019-10 (i) provides a framework to stagger effective dates for future major accounting standards and (ii) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB Accounting Standards Codification (ASC): (a) Derivatives and Hedging (ASC 815) – now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (b) Leases (ASC 842) - now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (c) Financial Instruments — Credit Losses (ASC 326) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; and (d) Intangibles — Goodwill and Other (ASC 350) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2019-10 and its adoption did not have a material impact on the Company’s financial statements and financial statement disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topics 321, 323 and 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for the Company for annual and interim periods beginning after July 1, 2022, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Balance Sheet Disclosures

Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2019	2019
Software and technology	$675,306	$237,930
Professional services	292,484	169,804
Insurance	89,202	159,940
Deposit	51,925	10,000
	$1,108,917	$577,674

At December 31, 2019, approximately $277,000 of software and technology prepaid expenses was related to a contract with a cloud software company specializing in business intelligence. The balance will be amortized over one year.

As of December 31, 2019, approximately $181,000 of professional services prepaid expenses related to the contract with the State of Utah. These costs will be deferred and recognized at the same time as the related revenue is recognized, under the matching principle.

Accrued liabilities consist of the following:

	December 31,	June 30,
	2019	2019
Professional fees	$-	$49,205
Accrued acquisition-related costs	500,000	-
Sales taxes	2,390	36,358
Compensation	61,958	354,724
Leaf Data Systems contractors	-	19,557
Other	-	40,706
	$564,348	$500,550

The accrued compensation as of June 30, 2019 includes approximately $215,000 of accrued bonus earned by the Company’s Chief Executive Officer with respect to fiscal year 2019. The balance was paid in October, 2019.

At December 31, 2019, the Company accrued $500,000 in fees related to deal costs for the Solo acquisition (Note 8).

 Note 4 - Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of shares of common stock outstanding in accordance with ASC Topic 260, Earnings per Share. Diluted net loss per common share is calculated based on the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive issuances of common stock. When the Company reports a net loss, the calculation of diluted net loss per common stock excludes issuances of common stock as the effect would be anti-dilutive. For the six months ended December 31, 2019, 6,183,594 potentially dilutive issuances of shares of common stock have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. Of the total securities excluded, 5,813,804 shares of common stock are underlying outstanding warrants to purchase common stock and 369,790 were related to the unvested shares of restricted common stock. For the six months ended December 31, 2018, 5,993,750 potentially dilutive issuances of shares of common stock all related to warrants to purchase shares of common stock have been excluded from the computation of diluted weighted average shares of common stock outstanding because the effect would be anti-dilutive.

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

During the six months ended December 31, 2018, 285,324 PIUs were granted (which were exchanged for 76,239 Restricted Shares in the Mergers) and 92,500 PIUs (which would equate to 24,716 Restricted Shares after applying the exchange ratio) were forfeited.

A summary of the Company’s unvested Restricted Shares and Restricted Stock Units (“RSUs”) activity in the six months ended December 31, 2019 is presented here:

	Restricted Shares	Restricted Stock Units	Weighted Average Grant Date Fair	Total
Nonvested at July 1, 2019	215,063	-	$11.99	215,063
Vested	(7,347)	-	11.99	(7,347)
Granted	-	199,646	7.97	199,646
Forfeited	(37,572)	-	11.99	(37,572)
Nonvested at December 31, 2019	170,144	199,646	$9.82	369,790

For the six months ended December 31, 2019, stock-based compensation expense related to the ratable amortization of the unvested Restricted Shares and RSUs was $492,650, and approximately $2.9 million of total unrecognized costs related to Restricted Shares and RSUs will be ratably recognized over an estimated weighted average remaining vesting period of 2.9 years

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

A summary of the status of outstanding warrants to purchase common stock at December 31, 2019 and the changes during the six months then ended, is presented in the following table:

	Shares issuable upon exercise of warrants	Weighted average exercise price	Weighted average remaining life
Outstanding at July 1, 2019	6,183,115	$11.50	3.72
Issued	-	-	-
Exercised	(369,311)	11.50	-
Expired/cancelled	-	-	-
Outstanding at December 31, 2019	5,813,804	$11.50	3.15

There was no aggregate intrinsic value for the warrants outstanding as of December 31, 2019.

Note 6 - Commitments and Contingencies

Operating Leases

The Company leases facilities, equipment, and vehicles under non-cancelable operating leases. Rent expense for the three months ended December 31, 2019 and 2018, was $40,000 and $35,475, respectively. Rent expense for the six months ended December 31, 2019 and 2018, was $76,000 and $78,950, respectively.

On September 30, 2019, the Company entered into an office service agreement (the “Office Lease”) effective and commencing February 1, 2020 and expiring January 31, 2022, unless earlier terminated by either party in accordance with the terms of the Office Lease. The Office Lease relates to new office space located at 1630 Welton Street, Denver, Colorado, 80202. In October 2019, the Company paid a security deposit equal to a one-month payment and initial set-up fees of $43,925. The monthly payments will be in the amount of $41,925 subject to a 4% annual indexation increase at each anniversary of the commencement date during the term of the Office Lease.

Future minimum lease payments to be made pursuant to the Office Lease and the current leases are approximately $241,000 for the remainder of the year ended June 30, 2020, approximately $530,000 for the year ended June 30, 2021, and approximately $316,000 for the year ended June 30, 2022.

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

The annual bonus was determined based upon the following four (4) budget components, platform recurring revenue, government recurring revenue, services revenue and net income. Each scales linearly between achieving 75% to 100%, and greater than 100% with respect to platform recurring revenue and government recurring revenue budget components respectively, of the applicable fiscal year’s budget for each such component (with 50% of the target bonus payable upon achievement of 75% of budget, 100% of the target bonus payable upon achievement of budget (and, with respect to the platform recurring revenue and government recurring revenue budget components, with 200% of each weighted portion of the target bonus payable upon achievement of 125% of the corresponding component of budget (the “Accelerator”), with linear interpolation between points)).

However, during fiscal year 2020 the Accelerator may be paid at the sole discretion of the Compensation Committee in cash, stock, or a combination thereof.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Letter-of-Credit

As of December 31, 2019, the Company had a standby letter-of-credit with a bank in the amount of $500,000, which was classified as restricted cash on the balance sheets. The beneficiary of the letter-of-credit is an insurance company. The letter-of-credit will expire on June 22, 2020.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2019, and through the date these financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the financial statements.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Long-term Investments

License Agreement with Zol Solutions, Inc.

On October 7, 2019, the Company participated in an offering of preferred stock of Zol Solutions, Inc. (“ZolTrain”) along with other investors in which the Company purchased approximately 203,000 shares of Series Seed Peferred Stock (the “ZolTrain Preferred”) for a purchase price of $250,000, which represents a minority interest in ZolTrain.

The ZolTrain Preferred is convertible into shares of common stock of ZolTrain at a price of $1.232 per share at the option of the holder and contains certain anti-dilution protection in the event of certain future issuances of securities by ZolTrain. The Company is entitled to vote the number of common shares in which the ZolTrain Preferred is convertible into at any meeting of the ZolTrain stockholders. Holders of the Zoltrain Preferred are entitled to preference in liquidation of Zoltrain and maintain the right to put the ZolTrain Preferred back to Zoltrain for cash in the event of the occurrence of certain liquidating events, as defined in the agreement.

The definitive agreement also provides the Company with rights of first refusal with respect to newly issued securities of ZolTrain as well as issued and outstanding securities of ZolTrain that are offered to third parties. In connection with the agreement, Nina Simosko, our Chief Revenue Officer, was appointed as a member of ZolTrain’s board of directors. In the event that Ms. Simosko or any other representative of the Company is not a member of ZolTrain’s board of directors, the Company is entitled to consult with and advise ZolTrain’s management on significant business issues.

Subsequent to the investment, the Company entered into a license/reseller agreement with ZolTrain, effective October 24, 2019, to provide ZolTrain’s online cannabis training platform as a co-branded integration option into the Company’s MJ Platform and Leaf Data Systems. The Company and ZolTrain will share subscription-based revenue generated from the Company’s customers. The amount of the share of revenue for each of the Company and ZolTrain will be depend on both (a) the number of training modules accessed by a customer and (b) which party created the accessed content. In addition to the revenue sharing arrangement, the license/reseller agreement provides the Company with the right to receive additional consideration from ZolTrain in the form of an equity earnout if certain revenue milestones are achieved during 2020, 2021, and 2022. The Company’s ability to recognize revenue from the additional earnout consideration in the future will mainly depend on whether or not it becomes probable that such revenue milestones will be achieved.

 Note 8 - Subsequent Events

On January 15, 2020, the Company closed on a Stock Purchase Agreement (the “Agreement”) previously entered into with substantially all of the shareholders of Solo Sciences, Inc. (“Solo”), pursuant to which the Company acquired all right, title and interest in 80.40% of the issued and outstanding capital stock of Solo (calculated on a fully diluted basis), free and clear of all liens.

Solo offers a tagging technology, the solo*TAG (“Solo Tag”), as an alternative to expensive RFID technology required by states in which Metrc is used for the state tracking system. Solo Tag is less expensive and more secure than RFID technology, leveraging Solo’s patented cryptographically secure technology. Additionally, Solo offers manufacturers to use its proprietary graphic trust mark, the solo*CODE™ (“Solo Code”), on their product packaging to enable consumers to scan products with the help of Solo proprietary phone application and learn if a product is real or fake as well get real-time notifications.

The purchase price was $18.0 million, which will be adjusted for final working capital acquired. There were $500,000 of costs directly related to the acquisition included in the condensed consolidated statements of operations for the three and six months ended December 31, 2019 as well.

The remaining portion of the purchase price, $15.6 million, is payable in 1,950,000 shares of the Company’s common stock, issued without registration under the Securities Act in reliance on Regulation D thereunder, of which 570,000 shares of the Company’s common stock will be held in escrow subject to the satisfaction of certain conditions stipulated in the Agreement. This initial consideration is subject to an adjustment no later than 120 days following the closing date. The Company has an option to acquire the remaining minority stake in Solo during the 12 months following the close in either cash or shares (the “Company Option”). Beginning the expiration of the Company Option, Solo has a 3-month option to acquire between 40% and 55% of Solo back from the Company in cash.

The Company also agreed to pay fees to the legacy Solo shareholders equal to the lesser of (i) $0.01 per Solo Tag and Solo Code sold or (ii) 7% of net revenue. The fees will be paid annually until the earlier of: (1) the Company’s shares trading above $12 per share for consecutive 20 days in a 30-day period; (b) the Company no longer owning a majority stake in Solo; or (c) the expiration of the patents related to Solo Tag and Solo Code, which is December 1, 2029.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Since the acquisition occurred subsequent to December 31, 2019, no results from operations of Solo are included in our consolidated statement of operations for the three and nine months ended December 31, 2019. It is currently impractical to disclose a preliminary purchase price allocation of Solo or pro forma financial information combining both companies as of the earliest period presented in these financial statements as Solo is currently in the process of closing its books and records.

In accordance with ASC 855-10, the Company has analyzed events and transactions that occurred subsequent to December 31, 2019, through the date these financial statements were issued and have determined that other than as discussed above, there are no material subsequent events to disclose or recognize in these financial statements.

Note 9 – Revisions of Previously Issued Financial Statements

During the course of preparing the Quarterly Report on Form 10-Q for the three months ended September 30, 2019, the Company identified certain previously duplicated revenues, which resulted in the overstatement of total assets and revenue during the periods outlined below, and the understatement of net losses for the periods outlined below. Additionally, during the course of preparing its Annual Report on Form 10-K for the fiscal year ended June 30, 2019, the Company identified certain costs of revenue related to consulting services previously being recorded in operating expenses, which resulted in the overstatement of the gross profit for each of the quarters during the fiscal year ended June 30, 2019. See Item. 4 of Part I, Controls and Procedures.

	Year ended June 30, 2018
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Total assets	$3,017,731	$(223,766)	$2,793,965
Total liabilities	1,393,902	-	1,393,902
Total stockholders’ equity	1,623,829	(223,766)	1,400,063
Net loss	(1,623,182)	(72,501)	(1,695,683)
Net loss per share	(0.30)		(0.31)

	Three months ended September 30, 2018
	As reported	Adjustment	As revised
Condensed Consolidated Balance Sheet
Total assets	12,090,810	(296,267)	11,794,543
Total liabilities	2,090,163	-	2,090,163
Total stockholders’ equity	10,000,647	(296,267)	9,704,380

Condensed Consolidated Statements of Operations
Total revenue	2,371,900	(72,501)	2,299,399
Cost of revenue	956,123	107,012	1,063,135
Gross profit	1,415,777	(179,513)	1,236,264
Operating expenses	3,055,976	(107,012)	2,948,964
Net loss	(1,623,182)	(72,501)	(1,695,683)
Net loss per share	(0.30)		(0.31)

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended December 31, 2018
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

	Three months ended March 31, 2019
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

	Three months ended June 30, 2019
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

Business Overview

We are a leading enterprise software solutions provider that enables regulatory compliance and inventory management. Our proprietary software platform is adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. Ten years ago, we identified a need for organic material tracking and regulatory compliance software a service (“SaaS”) solutions in the growing cannabis and hemp industry. We developed products intended to assist states in monitoring licensed businesses’ compliance with state regulations, and to help state-licensed businesses operate in compliance with such law. We provide our regulatory software platform, Leaf Data Systems®, to government regulatory agencies, and our business software platform, MJ Platform®, to state and federally-licensed businesses. Although we have helped monitor legal compliance for more than $17 billion in cannabis sales to date, we do not handle any cannabis related material, do not process sales transactions within the United States, and our revenue generation is not related to the type or amount of sales made by our clients, as revenues are generated by us on a fixed-fee based subscription model.

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

We generate revenue in three principal areas:

●	Government Regulatory Software – Leaf Data Systems is our SaaS product for government agencies. Leaf Data Systems is a compliance tracking system designed to give regulators visibility into the activity of licensed cannabis businesses in their jurisdictions. We have been serving three clients for Leaf Data Systems, the State of Washington, the Commonwealth of Pennsylvania and the State of Utah.

●	Commercial Software – MJ Platform is our SaaS offering for state and federally-licensed businesses. MJ Platform is an ERP (Enterprise Resource Planning) compliance system specific to the cannabis industry, including state-legal marijuana, hemp and Cannabidiol (CBD) industry. MJ Platform is comprised of integrated modules designed to meet the regulations and inventory management needs of cannabis and hemp CBD cultivators, manufacturers, distributors and retailers, but has applications in other industries.

●

Consulting Services – We provide consulting services to cannabis industry operators interested in entering the cannabis industry and in integrating our platforms into their respective operations and systems. We consult with clients on a wide range of areas to help them successfully maintain compliance with state law. We work with clients to efficiently comply with state requirements in connection with the launch and operations of their cannabis businesses. Our management team and key personnel have broad experience gained form working with numerous cannabis operations. Our consulting team has experience in most aspects of cannabis operations in most verticals (e.g., cultivation, processing, distribution, manufacturing and retail). Our service providers understand the intricacies of the varying regulations governing cannabis in each jurisdiction and, to the extent necessary, modify the professional services based on the jurisdiction.

We provide project-focused consulting services to clients that are initiating or expanding their cannabis businesses or are interested in data consulting engagements with respect to the legal cannabis industry. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations in newly legal states

We also resell a limited number of printers for printing compliance product labels and scales that are National Type Evaluation Program (“NTEP”) certified legal for trade. Revenue from these resale activities was approximately 2% of total revenue in each of the three and six months ended December 31, 2019, and December 31, 2018, and is not expected to become a significant generator of revenue.

Our commercial software revenue growth is driven by leveraging our reputation and continued cannabis, hemp and CBD industry growth. We believe we are well known in these industries and can leverage our reputation, brand recognition, and wealth of relevant experience to attract existing cultivation, manufacturing and dispensary customers, and attract new market entrants. We believe that the reputation of our existing products and our ability to provide services in all areas of the seed to sale life cycle will attract customers from competitors that are seeking more comprehensive services and will attract new customers as they enter into existing markets and markets that become newly legalized. We also experience revenue growth in mature, established states and countries by providing a solution to operators seeking to vertically integrate their operations and improve their operations. We provide not only a vertically integrated solution across the cannabis, hemp, and CBD supply chain, but also have the business intelligence capture which allows operators to run their businesses in a more informed and efficient manner. This business intelligence capture is derived from the suite of services provided by us and sets us apart from competitors.

Through our acquisition strategy, we are expanding the features available to new and existing customers of MJ Platform and Leaf Data Systems, including the ability to track organic matter from seed-to-self (consumer), with an interactive consumer product experience. We believe that such features create further value by providing additional add-ins that should enhance utilization and the experience of our new and existing customers. For example : (i) our agreement with Netsuite will provide tax planning services to our customers in Canada; (ii) our integration with Sage Intacct provides tax planning services globally (iii) our license with ZolTrain will provide our MJ Platform customers with training modules to educate them and improve their experience by pairing education with product information at the point of sale; (iv) our Leaf Data Systems track-and-trace solution specifically customized for the State of Utah to include an electronic verification system and inventory control system, will utilize solo*tag, the world’s first cryptographically-secure, cannabis product authentication system, exclusively for governments as an alternative to RFID tracking; and (v) our agreement with Isolocity enables cannabis enterprises to pursue international expansion by providing a QMS framework to support local and national compliance needs and by leveraging such QMS, MJ Platform can support GMP certification requirements, including the stricter EU-GMP standard required for the export of medical cannabis into Europe and Asia.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2- Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the years ended June 30, 2019 and 2018. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

Results of operations for the six months ended December 31, 2019 compared to six months ended December 31, 2018

The following table highlights the various sources of revenues and expenses for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018:

	Six months ended December 31,
	2019	2018
Revenues:
Software	$4,802,654	$4,149,186
Consulting	1,556,363	609,880
Other	140,076	114,245
Total Revenue	6,499,093	4,873,311

Cost of revenues	3,036,201	2,384,130
Gross Profit	3,462,892	2,489,181

Operating expenses:
Product development:	2,392,389	1,876,475

Selling, general and administrative	8,380,219	4,776,944

Total operating expenses	10,772,608	6,653,419

Other income	125,109	74,184
Net loss	$(7,184,607)	$(4,090,054)

Total Revenue

Total revenue increased to approximately $6.5 million for the six months ended December 31, 2019 from approximately $4.9 for the six months ended December 31, 2018, an increase of approximately $1.6 million, or 33%. The increase in total revenue was achieved across all our products. The increase in total revenue was driven primarily by growth achieved across our commercial software business, MJ Platform, in addition to our consulting business. The revenues from our government regulatory software business, Leaf Data Systems, were relatively flat year over year.

Software Revenue

Our total software revenue increased to approximately $4.8 million for the six months ended December 31, 2019 from $4.1 million for the six months ended December 31, 2018, an increase of approximately $0.7 million, or 16%. Total software revenue accounted for 74% and 85% of total revenue for the six months ended December 31, 2019 and 2018, respectively. The increase in software revenue was primarily driven by growth in revenue from MJ Platform of approximately $0.6 million, or 35%. The increase in subscription revenue was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. We continue to invest in a variety of customer programs and initiatives which, along with increasing adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Software revenues generated from government customers under Leaf Data Systems remained at approximately $2.4 million for the six months ended December 31, 2019 and 2018, respectively.

While our revenues from Leaf Data Systems from our contracts with the State of Washington and the State of Pennsylvania declined for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 by approximately $0.6 million majorly as a result of the completion of professional services, we recorded revenue of approximately $0.6 million from our contract with the State of Utah, which commenced in August 2019.

Consulting Revenue

Our consulting revenue includes revenue generated from consulting professional services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was approximately $1.6 million for the six months ended December 31, 2019 compared to approximately $0.6 million for the six months ended December 31, 2018, for an increase of approximately $0.9 million, or 155%. The increase in consulting services and other revenues was due primarily to the higher demand for services from an increased number of customers. We delivered approximately 30 operational license applications on behalf of Missouri-based clients during the month of August alone, and we continue to experience strong demand for our consulting services in other emerging states. Further, during the six-month period ended December 31, 2019, we serviced a large contract with a midwest-based client for the preparation, completion and delivery of operational license applications for a portfolio of recreational retail facilities. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual period-over-period comparisons may experience variability depending on the timing of recent legislative changes.

Consulting revenue was 24% and 13% of total revenue for the six months ended December 31, 2019 and 2018, respectively. Due to the nature of consulting revenue and our dependence on emerging market activity as a driver of demand, the months in which we recognize consulting revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Our retail/resale revenue represents revenue generated from point of sale hardware and labels. Retail/resale revenue increased to approximately $140,000 for the six months ended December 31, 2019 from approximately $114,000 for the six months ended December 31, 2018, an increase of approximately $26,000, or 23%. Retail/resale revenue was 2% of total revenue for the six months ended December 31, 2019 and December 31, 2018.

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended December 31, 2019 was approximately $3.0 million, an increase of approximately $0.7 million, or 27%, as compared to cost of revenue for the six months ended December 31, 2018 of approximately $2.4 million. The increase compared to the prior six-month period was primarily as a result of the costs incurred to service the new contract with the State of Utah, approximately $0.7 million. Direct labor costs associated with providing our consulting services increased by approximately $0.2 million, while the increase in hosting and infrastructure costs associated with our Software business accounted for approximately $0.1 million of total increase in cost of revenue. Software hosting costs have increased due primarily to higher transaction volumes. The overall increase in cost of revenue was partially offset by a decrease of $0.3 million in third-party subcontractor costs associated with servicing our contract with the Commonwealth of Pennsylvania. We intend to continue to invest additional resources in our enterprise software group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Our gross profit for the six months ended December 31, 2019 was approximately $3.5 million, an increase of approximately $1.0 million, or 39%, as compared to gross profit for the six months ended December 31, 2018 of approximately $2.5 million. Our gross profit margin for the six months ended December 31, 2019 was approximately 53%, an increase of approximately 2 percentage points as compared to gross profit margin for the six months ended December 31, 2018 of approximately 51%. The increase compared to the prior six-month period was primarily as a result of increased software revenue and the minimal marginal cost to service such revenue.

Since the applications and services available through the Leaf Data System are provided through relationships with third-party service providers, the costs are higher than those allocated from our employees’ salaries to support our MJ Platform and consulting contracts. Therefore, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in cost of revenues on the statement of operations, was approximately $1.6 million and $1.2 million during the six months ended December 31, 2019 and 2018, respectively.

Operating Expenses

The following table presents operating expense line items for the six months ended December 31, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Six months ended December 31,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Operating expenses:
Product development	$2,392,389	37%	$1,876,475	39%	$515,914	27%
Selling, general and administrative	8,380,219	129%	4,776,944	98%	3,603,275	75%

Total operating expenses	$10,772,608	166%	$6,653,419	137%	$4,119,189	62%

Our operating expenses increased to approximately $10.8 million for the six months ended December 31, 2019 from approximately $6.7 million for the six months ended December 31, 2018, an increase of approximately $4.1 million, or 62%. The increase in operating expenses was driven by higher product development expenses, an increase of approximately $0.5 million, or 27%, in addition to higher selling, general and administrative expenses, an increase of approximately $3.6 million, or 75%.

Salary expenses for Product Development functions increased by approximately $0.5 million, or 30%. Non-payroll related expenses within Product development functions remained relatively consistent for the six months ended December 31, 2019. We increased our product development costs in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Salary expenses for Sales and Marketing and Administrative functions increased by approximately $1.4 million, or 55%. Of this amount, approximately $0.5 million was related to non-cash stock-based compensation expense. The company did not record stock-based compensation expense during the six months ended December 31, 2018. Non-payroll related expenses within Selling, General and Administrative functions also increased for the six months ended December 31, 2019 by approximately $2.2 million. These are primarily comprised of Sales and Marketing expenses related to our marketing initiatives including payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a quarter. The company has incurred additional expenses compared to prior periods as a result of being a public company and M&A activity. Non-payroll related expenses within Selling, General and Administrative functions included $0.5 million of deal costs related to the Solo acquisition.

Results of operations for the three months ended December 31, 2019 compared to three months ended December 31, 2018

The following table highlights the various sources of revenues and expenses for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018:

	Three months ended December 31,
	2019	2018
Revenues:
Software	$2,498,174	$2,269,924
Consulting	725,000	239,797
Other	83,029	64,191
Total Revenue	3,306,203	2,573,912

Cost of revenues	1,638,840	1,320,995
Gross Profit	1,667,363	1,252,917

Operating expenses:
Product development:	1,261,509	1,058,011

Selling, general and administrative	4,796,404	2,646,444

Total operating expenses	6,057,913	3,704,455

Other income	52,014	57,167
Net loss	$(4,338,536)	$(2,394,371)

Total Revenue

Total revenue increased to approximately $3.3 million for the three months ended December 31, 2019 from approximately $2.6 million for the three months ended December 31, 2018, an increase of approximately $0.7 million, or 28%. The increase in total revenue was achieved across all our products. The increase in total revenue was driven primarily by growth achieved across our commercial software business, MJ Platform, in addition to our consulting business. The revenues from our government regulatory software business, Leaf Data Systems, were relatively flat year over year.

Software Revenue

Our total software revenue increased to approximately $2.5 million for the three months ended December 31, 2019 from $2.3 million for the three months ended December 31, 2018, an increase of approximately $0.2 million, or 10%. Total software revenue accounted for 76% and 88% of total revenue for the three months ended December 31, 2019 and 2018, respectively. The increase in software revenue was primarily driven by growth in revenue from MJ Platform of approximately $0.3 million, or 29%. The increase in subscription revenue was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. We continue to invest in a variety of customer programs and initiatives which, along with increasing adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Revenues from Leaf Data Systems from our contracts with the State of Washington and the State of Pennsylvania declined for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 by approximately $0.5 million majorly as a result of the completion of professional services, offset by recorded revenue of approximately $0.4 million from our contract with the State of Utah, which commenced in August 2019.

Consulting Revenue

Our consulting revenue includes revenue generated from consulting professional services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was approximately $0.7 million for the three months ended December 31, 2019 compared to approximately $0.2 million for the three months ended December 31, 2018, for an increase of approximately $0.5 million, or 202%. The result was driven by a higher volume of consulting activities and engagements during the period as we continue to experience strong demand for our consulting services in other emerging states. Further, during the three-month period ended December 31, 2019, we serviced a large contract with a midwest-based client for the preparation, completion and delivery of operational license applications for a portfolio of recreational retail facilities. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual period-over-period comparisons may experience variability depending on the timing of recent legislative changes.

Consulting revenue was 22% and 9% of total revenue for the three months ended December 31, 2019 and 2018, respectively. Due to the nature of consulting revenue and our dependence on emerging market activity as a driver of demand, the months in which we recognize consulting revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Our retail/resale revenue represents revenue generated from point of sale hardware and labels. Retail/resale revenue increased to approximately $83,000 for the three months ended December 31, 2019 from approximately $64,000 for the three months ended December 31, 2018, an increase of approximately $19,000, or 29%. Retail/resale revenue was 2% of total revenue for the three months ended December 31, 2019 and December 31, 2018.

Cost of Revenue and Gross Margin

Our cost of revenue for the three months ended December 31, 2019 was approximately $1.6 million, an increase of approximately $0.3 million, or 24%, as compared to cost of revenue for the three months ended December 31, 2018 of approximately $1.3 million. The increase compared to the prior year’s three-month period was primarily as a result of the costs incurred to service the new contract with the State of Utah, approximately $0.5 million. Software hosting costs have increased due primarily to higher transaction volumes. The overall increase in cost of revenue was partially offset by a decrease of $0.2 million in third-party subcontractor costs associated with servicing our contract with the Commonwealth of Pennsylvania. We intend to continue to invest additional resources in our enterprise software group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Our gross profit for the three months ended December 31, 2019 was approximately $1.7 million, an increase of approximately $0.4 million, or 33%, as compared to gross profit for the three months ended December 31, 2018 of approximately $1.3 million. Our gross profit margin for the three months ended December 31, 2019 was approximately 50%, an increase of approximately 1 percentage point as compared to gross profit margin for the three months ended December 31, 2018 of approximately 49%. The increase compared to the prior three-month period was primarily as a result of increased software revenue and the minimal marginal cost to service such revenue.

Since the applications and services available through the Leaf Data System are provided through relationships with third-party service providers, the costs are higher than those allocated from our employees’ salaries to support our MJ Platform and consulting contracts. Therefore, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in cost of revenues on the statement of operations, was approximately $1.0 million and $0.7 million during the three months ended December 31, 2019 and 2018, respectively.

Operating Expenses

The following table presents operating expense line items for the three months ended December 31, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three months ended December 31,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Operating expenses:
Product development	$1,261,509	38%	$1,075,003	42%	$186,506	17%
Selling, general and administrative	4,796,404	145%	2,629,452	102%	2,166,952	82%

Total operating expenses	$6,057,913	183%	$3,704,455	144%	$2,353,458	64%

Our operating expenses increased to approximately $6.1 million for the three months ended December 31, 2019 from approximately $3.7 million for the three months ended December 31, 2018, an increase of approximately $2.4 million, or 64%. The increase in operating expenses was driven by higher product development expenses, an increase of approximately $0.2 million, or 17%, in addition to higher selling, general and administrative expenses, an increase of approximately $2.2 million, or 82%.

Salary expenses for Product Development functions increased by approximately $0.1 million, or 11%. We increased our product development costs in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Salary expenses for Sales and Marketing and Administrative functions increased by approximately $1.4 million, or 93%. Of this amount, approximately $0.2 million was related to non-cash stock-based compensation expense. The company did not record stock-based compensation expense during the three months ended December 31, 2018. Non-payroll related expenses within Selling, General and Administrative functions also increased for the three months ended December 31, 2019 by approximately $0.8 million. These are primarily comprised of Sales and Marketing expenses related to our marketing initiatives including payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a quarter. The company has incurred additional expenses compared to prior periods as a result of being a public company and M&A activity. Non-payroll related expenses within Selling, General and Administrative functions included $0.5 million of deal costs related to the Solo acquisition.

Liquidity and Capital Resources

Cash Flows

Our cash and restricted cash balance were approximately $19.3 million and $22.4 million as of December 31, 2019 and June 30, 2019, respectively. Cash flow information for the six months ended December 31, 2019 and 2018 is as follows:

	Six months ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities	$(7,083,457)	$(3,489,189)
Investing activities	(250,000)	-
Financing activities	4,247,065	10,000,000
Net change in cash and restricted cash	$(3,086,392)	$6,510,811

Net cash used in operating activities increased to approximately $7.1 million during the six months ended December 31, 2019, from approximately $3.5 million during the six months ended December 31, 2018, an increase of approximately $3.6 million. Cash used in operating activities was primarily driven by the net loss of approximately $7.1 million, in addition to an increase in outstanding receivables, prepaid expenses and accrued liabilities. The overall increase was offset by an increase in non-cash expenses related to bad debt and stock-based compensation.

$250,000 was used in investing activities during the six months ended December 31, 2019, to acquire minority stake in Zol Solutions, Inc (see Note 7).

Net cash provided by financing activities totaled approximately $4.2 million during the six months ended December 31, 2019 as a result of warrants that were exercised. Net cash provided by financing activities totaled approximately $10 million during the six months ended December 31, 2018 as a result of proceeds raised in our Series C financing in August 2018. Upon the consummation of the Business Combination, the Series C Preferred Units issued in connection with the transaction were converted into shares of our common stock.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of approximately $18.8 million, excluding restricted cash. We had a working capital balance of approximately $19.1 million as of December,31, 2019, as compared to $21.8 million as of June 30, 2019.

Since its inception, the Company has incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents as of December 31, 2019, together with cash generated from sales, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a discussion of the risks related to our liquidity and capital structure.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Material Weaknesses

Pursuant to our management’s review of disclosure controls and procedures, management determined that the following material weaknesses exist in the Company’s internal control over financial reporting and prevented management from determining that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report:

1)	The Company lacks formally documented system policies and procedures to demonstrate that its system of internal control over financial reporting is designed effectively, including a lack of documentation surrounding its information technology policie and procedures.
2)	The Company lacks proper documentation needed in order to demonstrate that controls in place are operating effectively, including controls pertaining to proper segregation of duties.
3)	The Company currently has a lack of controls in place to ensure all entries recorded in the Company’s books and records are properly presented in the consolidated financial statements.

Remediation:

The Company has contracted an outside consultant to assist with remediating the above reported material weaknesses and to assist in the overall evaluation of design and operating effectiveness of its internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described above in our remediation efforts.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - Other Information

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our properties.

Item 1A. Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the SEC on September 23, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

As reported in the Company’s Form 8-K as filed with the SEC on June 21, 2019, the Company is the successor issuer to MTech Acquisition Corp. (“MTech”) pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. As a successor issuer to MTech, The Company is required to continue MTech’s reporting obligations under Rule 463 under the Securities Act of 1933, as amended, for its use of proceeds previously raised by MTech in its initial public offering pursuant to its Registration Statement on Form S-1 (333-221957). Following the closing of the MTech’s initial public offering (including the exercise of the underwriters’ over-allotment option and concurrent private placement), $57,500,000 (or $10.00 per unit sold in MTech’s initial public offering) was placed in MTech’s trust account. The net proceeds from the initial public offering held in MTech’s trust account were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While in the trust account approximately $1.4 million of interest was earned on the initial principal balance of $57.5 million for total proceeds of $58.9 million.

As part of the consummation of the transaction between the Company, MTech and MJ Freeway LLC on June 17, 2019, $45.6 million of the MTech proceeds were used to redeem shares of common stock of MTech pursuant to exercised statutory stockholder redemption rights triggered by the transaction and the remaining proceeds were moved into the Company’s operating accounts. Further, approximately $4.4 million of various vendor payments were included in the flow of funds corresponding with the consummation of the transaction, leaving approximately $8.9 million of the MTech proceeds for use in operating expenses of the Company. Subsequent to June 17, 2019 through December 31, 2019, the Company reasonably estimates that it has spent an aggregate total of $8.9 million of the MTech proceeds as follows: $1.5 on product development, $4.6 on selling expenses and $2.8 on general and administrative expenses. General and administrative expenses includes $661 thousand in payments to officers and directors of the Company. As of December 31, 2019, the Company reasonably estimates that it has used all of the of MTech proceeds remaining in its operating accounts.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Commission on June 21, 2019)
3.2	Amended and Restated Bylaws of Akerna Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Commission on June 21, 2019)
10.1	Letter Agreement, effective September 23, 2019, by and between Akerna Corp. and Nina Simosko (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed with the Commission on October 1, 2019)
10.2	Covenant Agreement effective September 23, 2019 by and between Akerna Corp. and Nina Simosko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed with the Commission on October 1, 2019)
10.3	Stock Purchase Agreement with Solo Sciences Inc. dated November 25, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 26,2019)
10.4	Arrangement Agreement with Ample Organics, Inc. dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 18, 2019)
10.5	Letter Agreement dated December 17, 2019 by and between Akerna Corp. and John Fowle (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed with the Commission on December 23, 2019)
10.6	Covenant Agreement dated December 17, 2019 by and between Akerna Corp. and John Fowle (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed with the Commission on December 23, 2019)
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101	Interactive Data File (XBRL).

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Jessica Billingsley
Chief Executive Officer and Director (Principal Executive Officer)

February 12, 2020

By:	John Fowle
Chief Financial Officer (Principal Financial and Accounting Officer)

February 12, 2020