Form 10-Q
period 2020-03-31
Akerna Corp.
filed 2020-05-15
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from / to

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1630 Welton Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (888) 932-6537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase one share of common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2020, there were 13,258,707 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.

 Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2020	2019

Assets

Current assets
Cash	$14,309,996	$21,867,289
Restricted cash	500,000	500,000
Accounts receivable, net	1,324,051	1,257,274
Prepaid expenses and other current assets	1,762,371	577,674
Total current assets	17,896,418	24,202,237

Intangible and other assets	23,136,584	-
Fixed assets, net	65,582	-
Investment	250,000	-
Total assets	$41,348,584	$24,202,237

Liabilities and Equity

Current liabilities
Accounts payable and accrued liabilities	$4,025,199	$1,818,116
Deferred revenue	743,317	624,387
Total current liabilities	4,768,516	2,442,503

Commitments and contingencies (Note 6)

Equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, none are issued and outstanding at March 31, 2020 and June 30, 2019	-	-
Common stock, par value $0.0001; 75,000,000 shares authorized, 12,856,302 issued and outstanding at March 31, 2020, and 10,589,746 shares issued and outstanding at June 30, 2019	1,286	1,059
Additional paid-in capital	69,916,857	47,325,421
Accumulated deficit	(38,100,333)	(25,566,746)
Total stockholders’ equity	31,817,810	21,759,734
Noncontrolling interests in consolidated subsidiary	4,762,258	-
Total equity	36,580,068	21,759,734
Total liabilities and equity	$41,348,584	$24,202,237

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues
Software	$2,346,310	$2,024,916	$7,148,964	$6,174,102
Consulting	692,584	216,897	2,248,947	826,777
Other	31,652	86,067	171,727	200,312
Total revenues	3,070,546	2,327,880	9,569,638	7,201,191
Cost of revenues	1,420,909	1,166,482	4,457,110	3,550,612

Gross profit	1,649,637	1,161,398	5,112,528	3,650,579

Operating expenses
Product development	1,632,353	1,001,394	4,024,743	2,877,869
Selling, general and administrative	5,500,837	2,663,171	13,881,055	7,440,115
Total operating expenses	7,133,190	3,664,565	17,905,798	10,317,984

Loss from operations	(5,483,553)	(2,503,167)	(12,793,270)	(6,667,405)

Other income (expense)
Interest	33,522	20,914	158,762	69,265
Other	(124)	(7,850)	(254)	17,983
Total other income	33,398	13,064	158,508	87,248

Net loss	(5,450,155)	(2,490,103)	(12,634,762)	(6,580,157)
Net loss attributable to noncontrolling interests in consolidated subsidiary	101,175	-	101,175	-
Net loss attributable to Akerna stockholders	$(5,348,980)	$(2,490,103)	$(12,533,587)	$(6,580,157)

Basic and diluted weighted average common stock outstanding	12,469,737	6,022,026	11,299,997	5,843,334
Basic and diluted net loss per common share	$(0.43)	$(0.41)	$(1.11)	$(1.13)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity (unaudited)

For the Nine Months Ended March 31, 2020

	Common		Additional Paid-In	Accumulated	Total Stockholders’	Noncontrolling Interests in Consolidated	Total
	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Equity

Balance – July 1, 2019	10,589,746	$1,059	$47,325,421	$(25,566,746)	$21,759,734	$-	$21,759,734
Stock-based compensation	-	-	161,165	-	161,165	-	161,165
Cash received in connection with exercise of warrants	368,910	37	4,242,417	-	4,242,454	-	4,242,454
Net loss	-	-	-	(2,846,071)	(2,846,071)	-	(2,846,071)
Balance – September 30, 2019	10,958,656	1,096	51,729,003	(28,412,817)	23,317,282	-	23,317,282
Stock-based compensation	-	-	331,485	-	331,485	-	331,485
Forfeitures of restricted shares	(37,572)	(3)	3	-	-	-	-
Cash received in connection with exercise of warrants	401	-	4,611	-	4,611	-	4,611
Net loss	-	-	-	(4,338,536)	(4,338,536)	-	(4,338,536)
Balance – December 31, 2019	10,921,485	1,093	52,065,102	(32,751,353)	19,314,842	-	19,314,842
Common shares issued in exchange for interest in consolidated subsidiary	1,950,000	195	17,549,805	-	17,550,000	-	17,550,000
Noncontrolling interests in acquired subsidiary	-	-	-	-	-	4,863,433	4,863,433
Stock-based compensation	-	-	301,948	-	301,948	-	301,948
Forfeitures of restricted shares	(15,183)	(2)	2	-	-	-	-
Net loss	-	-	-	(5,348,980)	(5,348,980)	(101,175)	(5,450,155)
Balance – March 31, 2020	12,856,302	$1,286	$69,916,857	$(38,100,333)	$31,817,810	$4,762,258	$36,580,068

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity (unaudited)

For the Nine Months Ended March 31, 2019

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – July 1, 2018	4,922,650	$492	$14,563,102	$(13,163,531)	$1,400,063

Issuance of shares in exchange for cash	1,099,376	110	9,999,890	-	10,000,000

Net loss	-	-	-	(1,695,683)	(1,695,683)

Balance – September 30, 2018	6,022,026	602	24,562,992	(14,859,214)	9,704,380

Net loss	-	-	-	(2,394,371)	(2,394,371)

Balance – December 31, 2018	6,022,026	602	24,562,992	(17,253,585)	7,310,009

Net loss	-	-	-	(2,490,103)	(2,490,103)

Balance – March 31, 2019	6,022,026	$602	$24,562,992	$(19,743,688)	$(4,819,906)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(12,634,762)	$(6,580,157)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt expense	933,079	156,115
Stock-based compensation expense	794,598	-
Depreciation and amortization	2,824	-
Changes in operating assets and liabilities:
Accounts receivable	(986,808)	(1,394,378)
Prepaid expenses and other current assets	(1,162,562)	(204,991)
Other assets	(58,925)	-
Accounts payable and accrued liabilities	1,391,549	1,229,298
Deferred revenue	118,930	436,178
Net cash used in operating activities	(11,602,077)	(6,357,935)

Cash flows from investing activities
Furniture, fixtures and equipment additions	(53,621)	-
Cash acquired in business combination	101,340	-
Purchase of equity method investment	(250,000)	-
Net cash used in investing activities	(202,281)	-

Cash flows from financing activities
Cash received in connection with exercise of warrants	4,247,065	-
Cash received in connection with issuance of shares	-	10,000,000
Net cash provided by financing activities	4,247,065	10,000,000

Net change in cash and restricted cash	(7,557,293)	3,642,065

Cash and restricted cash - beginning of period	22,367,289	2,572,401

Cash and restricted cash - end of period	$14,809,996	$6,214,466

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business, Liquidity and Capital Resources

Description of Business

Akerna Corp., herein referred to as the Company, we, our or Akerna, through our wholly owned subsidiary MJ Freeway, LLC, or MJF, provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We developed products intended to assist states in monitoring licensed businesses’ compliance with state regulations, and to help state-licensed businesses operate in compliance with such law. We provide our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies, and our commercial software platform, MJ Platform®, to state-licensed businesses. Through our controlled subsidiary, solo sciences inc., we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight authenticity and signify transparency.

We consult with clients on a wide range of areas to help them maintain compliance with state law. Our project-focused consulting services help clients obtain licensing to initiate or expand their business operations. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations.

The accompanying financial statements and related notes reflect the historical results of MJF prior to the mergers completed in June 2019, or the Mergers, with MTech Acquisition Corp., or MTech, and other related entities, which resulted in the combined company, and do not include the historical results of MTech prior to the completion of the Mergers.

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. Although we have continuing negative cash flow from operations, the cash outflow since the Mergers is partially attributable to approximately $1.8 million in costs incurred in connection with specific transactions, including the Mergers and acquisitions completed or expected to close within the next twelve months. The transaction costs we expect to occur over the next twelve months are far less than the costs incurred during the nine months ended March 31, 2020. In addition, we are implementing a cost reduction plan during the fourth quarter 2020 that we expect to reduce recurring operating expenses between $2 million and $3 million annually. We anticipate our current cash will be sufficient to meet the working capital requirements for the next twelve months. From time to time, we may pursue various strategic business opportunities. These opportunities may include investment in or ownership of additional technology companies through direct investments, acquisitions, joint ventures and other arrangements. We can provide no assurance that we will successfully identify such opportunities or that, if we identify and pursue any of these opportunities, any of them will be consummated. Consequently, we may raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of such strategic business opportunities, although no assurance can be provided that we will be successful in completing a future capital raise. The sale of additional equity could result in additional dilution to our existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

The condensed consolidated balance sheet for the year ended June 30, 2019 has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended June 30, 2019, which were included in our annual report on Form 10-K filed on September 23, 2019.

Principles of Consolidation

Our accompanying condensed consolidated financial statements include the accounts of Akerna, our wholly owned subsidiaries and those entities in which we otherwise have a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

We evaluate our ownership interests, contractual rights and other interests in entities to determine if the entities are variable interest entities, or VIEs, when we have a variable interest in those entities. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These evaluations can be complex and involve judgment and the use of estimates and assumptions based on available historical information.

If we determine that we hold a variable interest in a VIE and we are the primary beneficiary of the VIE, we must consolidate the VIE in our financial statements. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of these VIE’s operations and general market conditions. We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and reassess our status on an ongoing basis.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ materially from those estimates.

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. The allowance for doubtful accounts was $0.5 million as March 31, 2020 and $0.2 million as of June 30, 2019.

Concentrations of Credit Risk

We grant credit in the normal course of business to our customers. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2020, one government customer accounted for 25% of total revenues. At March 31, 2020, the same government customer and one other government customer accounted for 24% and 16% of net accounts receivable, respectively. During the three months ended March 31, 2019, one government customer accounted for 33% of total revenues. At June 30, 2019, the same government customer and one other government customer accounted for 33% and 24% of net accounts receivable, respectively.

During the nine months ended March 31, 2020, one government customer accounted for 24% and one consulting customer accounted for 11% of total revenues. During the nine months ended March 31, 2019, two government customers accounted for 35% and 11% of total revenues, respectively.

Equity Method Investments

We make strategic investments in privately held equity securities of companies who provide technology solutions that are complementary to ours. When we can exert significant influence over, but do not control, the investee’s operations, through voting rights or representation on the investee’s board of directors, we account for the investment using the equity method of accounting. We record our share in the investee’s earnings in the consolidated statement of operations. We assess our investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognize an impairment loss to adjust the investment to its then current fair value.

Intangible Assets Acquired through Business Combinations

Intangible assets are amortized over their estimated useful lives. We evaluate the estimated remaining useful life of our intangible assets when events or changes in circumstances indicate an adjustment to the remaining amortization may be needed. We similarly evaluate the recoverability of these assets upon events or changes in circumstances indicate a potential impairment. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no impairments of intangible assets during the nine months ended March 31, 2020 or 2019.

Goodwill Impairment Assessment

We evaluate and test the recoverability of our goodwill for impairment at least annually during the second quarter of each fiscal year or more often if circumstances indicate that goodwill may not be recoverable.

Business Combinations

We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our condensed consolidated statement of operations.

In the event we acquire an entity with which we have a preexisting relationship, we will recognize a gain or loss to settle that relationship as of the acquisition date within the condensed consolidated statements of operations. In the event that we acquire an entity in which we previously held a noncontrolling interest, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of our investment is recorded as a gain or loss in the condensed consolidated statement of operations.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

We derive our revenues primarily from the following sources: software revenues, which are primarily comprised of subscription fees from government and commercial customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and consulting services provided to operators interested in integrating our platform into their respective operations, such services include: assessing compliance requirements, monitoring systems and readiness; assisting with the application process; and evaluating the operator’s inspection readiness and business plan.

We commence revenue recognition when there is persuasive evidence of an arrangement, the service has been or is being provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer is fixed or determinable.

Software Revenue

Software revenue primarily consists of subscription revenue that is recognized ratably over the term of the contractual period, beginning when access to the applicable software is provided to the customer. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services are delivered. Revenue for implementation fees is recognized ratably over the expected term of the agreement, including expected renewals.

We include service level commitments to customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits if those levels are not met. In addition, customer contracts often include: specific obligations that require us to maintain the availability of the customer’s data through the service and that customer content is secured against unauthorized access or loss; and indemnity provisions whereby we indemnify customers from third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. To date, we have not incurred any material costs as a result of such commitments. Any such credits or payments made to customers under these arrangements are recorded as a reduction of revenue.

Consulting Services Revenue

Consulting services revenue consists of contracts with fixed terms and fee structures based upon the volume and activity, or fixed price contracts for consulting and strategic services. When these services are not combined with subscription revenues as a single unit of account, as discussed below, these revenues are recognized as services are rendered and accepted by the customer.

Other Revenues

From time to time, we purchase equipment for resale to customers. Such equipment is generally drop-shipped to our customers. We recognize revenue as the products are delivered.

Cost of Revenue

Cost of revenue consists primarily of costs related to providing subscription and other services to our customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside technology service providers, security services and other tools.

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

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as deferred revenue, which is a current liability on the accompany condensed consolidated balance sheets.

Supplemental Information Regarding Noncash Investing and Financing Activities

During the nine months ended March 31, 2020, we acquired 80.4% of the outstanding equity interest in solo sciences inc., or Solo, in exchange for Akerna common stock valued at $17.6 million, please refer to Note 3 for additional information about the transaction and a schedule of the assets acquired and liabilities assumed in conjunction with this transaction.

Reclassifications

Certain prior year financial statement amounts have been reclassified for consistency with the current year presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or the FASB, has issued guidance to revise accounting for revenue from contracts with customers, which supersedes the revenue recognition requirements and industry-specific guidance currently in effect for us. The new revenue standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The new revenue standard is effective for our fiscal 2020 annual reporting period and for interim periods thereafter. The new revenue standard allows for either full retrospective or modified retrospective adoption. We will adopt the new standard using the modified retrospective approach and anticipate that the timing of recognition of incremental costs of obtaining contracts will be the most significant change to our results of operations upon adoption.

The FASB has issued new guidance related to the accounting for leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for us in our fiscal year beginning in 2021. We are evaluating the impact of adoption of the new standard on our consolidated financial statements and do not anticipate a significant impact to our results of operations.

The FASB has issued guidance to introduce a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses, or CECL. Under the new standard, an entity is required to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The new guidance is effective for us in our fiscal year beginning in 2023. We are evaluating the impact of adoption of the new standard on our consolidated financial statements.

The FASB has issued guidance related to the accounting for share-based compensation to nonemployees, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The amended guidance is effective for our annual financial statements for the fiscal year beginning on July 1, 2020 and for interim periods beginning in the subsequent fiscal year. We do not anticipate the adoption of this guidance to have a significant effect on our results of operations.

The FASB has issued guidance regarding when internal-use software development costs should be capitalized or charged to expense. Depending upon on the nature of the costs and the project stage in which they are incurred. Capitalized development costs are subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. The guidance is applicable for us in our fiscal year beginning in 2023 with early adoption permitted, including adoption in an interim period. We are evaluating the impact of adoption of the new standard on our financial statements.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The FASB has issued guidance clarifying the interactions between various standards governing investments in equity securities. The new guidance addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for us for annual and interim periods in our fiscal year beginning in 2022, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. We are evaluating the impact of adoption of the new standard on our consolidated financial statements.

Note 3 – Business Combination

On January 15, 2020, we closed on a stock purchase agreement with substantially all of the shareholders of Solo pursuant to which we acquired all right, title and interest in 80.40% of the issued and outstanding capital stock of Solo, calculated on a fully diluted basis. As a result of our investment, Solo became a controlled subsidiary and we commenced consolidation of Solo on January 15, 2020. Our preliminary estimate of acquisition date fair value of the consideration transferred for Solo was $17.6 million. We are in the process of completing a valuation of contingent consideration, which is a complex financial instrument. Due to the complexity of this financial instrument the completion of our valuation is still in process and therefore, we have not recorded an estimated liability as of March 31, 2020. The preliminary fair value of consideration recorded consisted of the following (in thousands):

Preliminary Fair Value
Common shares issued	$17,550

We incurred $0.2 million of transaction costs directly related to the acquisition that is reflected in selling, general and administrative expenses in our condensed consolidated statement of operations.

The 1,950,000 shares of our common stock were valued at $9 per share, the closing price of a share of our common stock on the date of acquisition.

In addition to the above consideration, we have agreed to pay contingent consideration in the form of fees payable to the legacy Solo shareholders equal to the lesser of (i) $0.01 per solo*TAG™ and solo*CODE™ sold or (ii) 7% of net revenue. The fees will be paid annually until the earlier of: (1) our shares trading above $12 per share for any consecutive 20 trading days in a 30-day period; (b) upon us no longer owning a majority stake in Solo; or (c) upon expiration of the patents related to solo*TAG™ and solo*CODE™, which is December 1, 2029. This fee represents contingent consideration and will be recorded at fair value as of the date of acquisition. As noted above due to the complexity of this valuation we have not included an estimated liability as of March 31, 2020 and will record the contingent consideration liability when we have completed the valuation. Contingent consideration will be recorded at fair value with changes in fair value being recognized in earnings at each reporting period.

We have an option to acquire the noncontrolling interests in Solo during the 12 months following the close for either cash or shares. Beginning with the expiration of our option, the noncontrolling interests in Solo have a 3-month option to acquire between 40% and 55% of Solo back from us for cash. The terms of this option will result in our accounting for the instrument as a derivative. Due to the complexity of the option we have not yet completed our valuation of the option and will record the option at fair value as of the date of acquisition when the valuation is complete.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Cash	$101
Accounts receivable	13
Prepaid expenses	22
Intangible assets and goodwill	23,138
Furniture, fixtures and equipment	15
Accounts payable and accrued expenses	(876)
Fair value of noncontrolling interests	(4,863)
Net assets acquired	$17,550

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The excess of purchase consideration over the preliminary fair value of assets acquired and liabilities assumed will be recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to identifiable assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and will change as additional information is received. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The amounts of Solo’s revenue and net loss included in our condensed consolidated statement of operations from the acquisition date of January 15, 2020 to March 31, 2020 were $9,600 and $516,200, respectively.

The following unaudited pro forma financial information summarizes the combined results of operations for Akerna and Solo, as though the companies were combined as of the beginning of our fiscal 2019 (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues	$3,071	$2,328	$9,570	$7,202
Net loss	(5,521)	(2,763)	(14,660)	(7,460)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Solo to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2020. As noted above, the allocation is preliminary and changes to the value of the contingent consideration and finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Akerna historical condensed consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2020.

Note 4 - Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to Akerna stockholders by the weighted-average number of shares of common stock outstanding. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common stock, including warrants, restricted stock awards and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method and excludes potential common stock when the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. There were no potentially outstanding shares as of March 31, 2019. The table below details potentially outstanding shares on a fully diluted basis as of March 31, 2020 that were not included in the calculation of diluted earnings per share and the weighted average amounts of potentially outstanding shares that would have been dilutive had we reported net income for the three and nine months ended March 31, 2020:

	March 31, 2020
		Weighted Average
	Fully Diluted	Three Months Ended	Nine Months Ended
Warrants	5,813,804	5,813,804	5,840,644
Restricted Stock Units	325,121	22,620	12,924
Restricted Stock Awards	75,654	-	-
Total	6,214,579	5,836,424	5,853,568

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Stockholders’ Equity and Stock-Based Compensation

A summary of our unvested Restricted Shares and Restricted Stock Units (“RSUs”) activity for the nine months ended March 31, 2020 is presented in the table below:

	Restricted Shares	Restricted Stock Units	Total	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2019	215,063	-	215,063	$11.99
Granted	-	359,554	359,554	7.64
Vested	(86,654)	(10,223)	(96,877)	11.40
Forfeited	(52,755)	(24,210)	(76,965)	10.04
Nonvested at March 31, 2020	75,654	325,121	400,775	$8.61

For the three and nine months ended March 31, 2020, stock-based compensation expense related to the ratable amortization of the unvested Restricted Shares and RSUs was $0.3 million and $0.8 million, respectively, and $3.1 million of total unrecognized costs related to Restricted Shares and RSUs will be ratably recognized over an estimated weighted average remaining vesting period of 3.2 years.

Warrants

A summary of the status of outstanding warrants to purchase common stock at March 31, 2020 and the changes during the nine months then ended, is presented in the following table:

	Shares Issuable upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at July 1, 2019	6,183,115	$11.50	3.72
Issued	-	-	-
Exercised	(369,311)	11.50	-
Expired/cancelled	-	-	-
Outstanding at March 31, 2020	5,813,804	$11.50	2.89

There was no aggregate intrinsic value for the warrants outstanding as of March 31, 2020.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Commitments and Contingencies

Operating Leases

We lease office facilities under non-cancelable operating leases. Rent expense for the three months ended March 31, 2020 and 2019, was $67,000 and $36,000, respectively. Rent expense for the nine months ended March 31, 2020 and 2019, was $143,000 and $115,000, respectively.

On September 30, 2019, we entered into an agreement, or the Office Lease, to lease our new headquarters located at 1630 Welton Street, Denver, Colorado, 80202. The Office Lease commenced on February 24, 2020 and expires January 31, 2022. We have paid a security deposit equal to one month’s rent, which is recorded in intangibles and other assets on our condensed consolidated balance sheet. The monthly payments of $41,925 are subject to a 4% annual increase at each anniversary of the commencement date during the term of the Office Lease. Rent expense related to this lease is recognized on a straight-line basis over the noncancelable term of the lease.

Future minimum lease payments to be made pursuant to the Office Lease and other leases are $124,000 for the remainder of the year ended June 30, 2020; $530,000 for the year ended June 30, 2021; and $316,000 for the year ended June 30, 2022.

Compensation Agreement with Jessica Billingsley

On November 11, 2019, the Compensation Committee of our Board of Directors established the terms upon which Ms. Billingsley, our Chief Executive Officer, may earn a bonus for the fiscal year ended June 30, 2020. The Compensation Committee determined that Ms. Billingsley will be eligible for a bonus derived from the same targets with respect to her bonuses in fiscal year 2019, which is determined based upon our performance relative to the following four budget components: platform recurring revenue; government recurring revenue; services revenue; and net income. However, during fiscal year 2020 any bonus resulting from outperformance relative to budget may be paid in cash, stock, or a combination thereof at the sole discretion of the Compensation Committee.

In addition, the Compensation Committee determined that during fiscal year 2020, Ms. Billingsley is eligible to earn a performance based incentive of $250,000, payable in stock, whereby (a) 50% of the bonus is automatically granted if our stock price/shareholder return increases by 15% (measuring point starts at $10 per share) with respect to the consecutive 20-day volume weighted average price prior to and including June 30, 2020, and (b) the remaining 50% of the bonus may be paid at the sole discretion of the Compensation Committee.

Letter-of-Credit

As of March 31, 2020, we had a standby letter-of-credit with a bank in the amount of $500,000, which was classified as restricted cash on the balance sheets. The beneficiary of the letter-of-credit is an insurance company. The letter-of-credit will expire on June 22, 2020.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2020, and through the date these financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the financial statements.

Note 7 – Equity Method Investment and Related Party Transaction

Investment in and License Agreement with Zol Solutions, Inc.

On October 7, 2019, we participated in an offering of preferred stock of Zol Solutions, Inc. (“ZolTrain”) along with other investors in which we purchased 203,000 shares of Series Seed Preferred Stock (the “ZolTrain Preferred”) for a purchase price of $250,000, which represents a noncontrolling interest in ZolTrain.

The ZolTrain Preferred is convertible into shares of common stock of ZolTrain at a conversion rate of $1.232 per share at the option of the holder and contains certain anti-dilution protection in the event of certain future issuances of securities by ZolTrain. We are entitled to vote the number of common shares in which the ZolTrain Preferred is convertible into at any meeting of the ZolTrain stockholders.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The ZolTrain Preferred also provides us with rights of first refusal with respect to newly issued securities of ZolTrain as well as issued and outstanding securities of ZolTrain that are offered to third parties. In connection with the agreement, Nina Simosko, our Chief Revenue Officer, was appointed as one of three members of ZolTrain’s board of directors. Ms. Simosko may only be removed from the ZolTrain board by us and we retain the right to fill the vacancy.

We have determined that ZolTrain is a VIE for accounting purposes. However, we are not required to consolidate ZolTrain in our financial statements because we are not ZolTrain’s primary beneficiary. As of March 31, 2020, our maximum exposure to loss was equal to the carrying value of our initial investment of $250,000. We have concluded that the ZolTrain Preferred is in substance common stock because the liquidation preference provided is not substantive, the equity method of accounting is applicable to in substance common stock. As a result of our representation on the board of directors, we determined that we can exert significant influence over the day to day operations of ZolTrain therefore; we account for this investment using the equity method of accounting, which requires we recognize our share of the ZolTrain operations in our results of operations.

Subsequent to our investment, we entered into a nonexclusive license/reseller agreement with ZolTrain, effective October 24, 2019, to provide ZolTrain’s online cannabis training platform as a co-branded integration option into our MJ Platform and Leaf Data Systems, which is a related party transaction. ZolTrain will share subscription-based revenue generated from our customers with us. The amount of the share of revenue for each of us and ZolTrain will be depend on both (a) the number of training modules accessed by a customer and (b) which party created the accessed content. In addition to the revenue sharing arrangement, the license/reseller agreement provides us with the right to receive additional consideration from ZolTrain in the form of an equity earnout if certain revenue milestones are achieved during 2020, 2021, and 2022. Our ability to recognize revenue from the additional earnout consideration in the future will mainly depend on whether it becomes probable that such revenue milestones will be achieved. We have not recognized any revenue subject to this license agreement for the three and nine months ended March 31, 2020.

Note 8 - Subsequent Events

Business Combination

On April 10, 2020, we acquired 100% of the outstanding stock of Trellis Solutions, Inc., or Trellis, a cannabis cultivation management and compliance software company. In exchange for the stock of Trellis, we issued 349,650 shares of common stock, valued at $7.24 per share, the closing price of a share of our common stock on the date of acquisition, or $2.5 million. Additionally, Trellis’ selling shareholders are entitled to contingent consideration based on annualized net new recurring revenue, as defined in the agreement, generated in September 2020, to be paid in Akerna stock, if any. We are in the process of valuing the contingent consideration, as well as the fair value of acquired assets and liabilities assumed.

Because the acquisition occurred subsequent to March 31, 2020, no results of operations of Trellis are included in our condensed consolidated statements of operations for the three and nine months ended March 31, 2020. It is currently impractical to disclose a preliminary purchase price allocation, value of contingent consideration or pro forma financial information combining both companies as of the earliest period presented in these financial statements as Trellis is currently in the process of closing their books and records.

Paycheck Protection Program Loan

In April 2020, we were granted a loan, or the PPP Loan, from a lender in the aggregate amount of $2,204,600 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan is evidenced by a promissory note dated April 21, 2020, the Note. The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred from the date of the Note, has an initial term of two years from the date of the Note, and is unsecured and guaranteed by the Small Business Administration. We may prepay up to 20% of the PPP Loan amount at any time prior to maturity with no prepayment penalties. We must pay all accrued interest if we prepay greater than 20% of the PPP Loan amount and the PPP Loan has been sold on the secondary market. The Note provides for customary events of default. The PPP Loan may be accelerated upon the occurrence of an event of default. The PPP Loan may be forgiven in accordance with the terms of the CARES Act. Principal amount of the PPP Loan not forgiven and accrued interest are to be repaid in 18 equal monthly installments beginning seven months from the date of the disbursement of the PPP Loan.

We applied for the PPP Loan and received the proceeds from the PPP Loan prior to the issuance of the recent guidance from the United States Treasury Department and U.S. Small Business Administration on April 23, 2020. We are currently evaluating the impact this guidance has on Akerna and the PPP Loan.

Note 9 – Revisions of Previously Issued Financial Statements

During the course of preparing the Quarterly Report on Form 10-Q for the three months ended September 30, 2019, we identified certain previously duplicated revenues, which resulted in the overstatement of total assets and revenue during the periods outlined below, and the understatement of net losses for the periods outlined below. Additionally, during the course of preparing our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, we identified certain costs of revenue related to consulting services previously being recorded in operating expenses, which resulted in the overstatement of the gross profit for each of the quarters during the fiscal year ended June 30, 2019. We assessed the materiality of these errors on prior periods’ financial statements and concluded that the errors were not material to any prior annual or interim periods, but the cumulative adjustments necessary to correct the errors would be material if we recorded the corrections the period in which the errors were identified. In accordance with GAAP, we are revising the prior periods’ financial statements when they are next issued. See Item. 4 of Part I, Controls and Procedures.

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below disclose the effects on the financial statements included in this Quarterly Report on Form 10-Q and the financial statements yet to be reissued:

	Year Ended June 30, 2018
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet
Total assets	$3,017,731	$(223,766)	$2,793,965
Total liabilities	1,393,902	-	1,393,902
Total stockholders’ equity	1,623,829	(223,766)	1,400,063
Net loss	(1,623,182)	(72,501)	(1,695,683)
Net loss per share	(0.30)		(0.31)

	As of March 31, 2019
	As Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet
Total assets	$8,199,718	$(320,434)	$7,879,284
Total liabilities	3,059,378	-	3,059,378
Total stockholders’ equity	5,140,340	(320,434)	4,819,906

	Three Months Ended March 31, 2019
	As Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations
Total revenue	$2,327,880	$-	$2,327,880
Cost of revenue	1,042,403	124,079	1,166,482
Gross profit	1,285,477	(124,079)	1,161,398
Operating expenses	3,788,644	(124,079)	3,664,565
Net loss	(2,490,103)	-	(2,490,103)
Net loss per share	(0.41)		(0.41)

	Nine Months Ended March 31, 2019
	As Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations
Total revenue	7,297,859	(96,668)	7,201,191
Cost of revenue	3,197,437	353,175	3,550,612
Gross profit	4,100,422	(449,843)	3,650,579
Operating expenses	10,671,159	(353,175)	10,317,984
Net loss	(6,483,489)	(96,668)	(6,580,157)
Net loss per share	(1.10)		(1.13)

	Year Ended June 30, 2019
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet
Total assets	24,522,671	(320,434)	24,202,237
Total liabilities	2,442,503	-	2,442,503
Total stockholders’ equity	22,080,168	(320,434)	21,759,734

Consolidated Statements of Operations
Total revenue	10,919,785	(96,668)	10,823,117
Cost of revenue	4,633,844	-	4,633,844
Gross profit	6,285,941	(96,668)	6,189,273
Operating expenses	18,701,619	-	18,701,619
Net loss	(12,306,547)	(96,668)	(12,403,215)
Net loss per share	(2.04)		(2.05)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements. In some cases you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this report and our management's good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, in particular the substantial risks and uncertainties related to the ongoing COVID-19 pandemic. Important factors that could cause such differences include, but are not limited to:

●	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
●	our ability to complete planned acquisitions on time or at all due to failure to obtain stockholder approval or governmental or regulatory clearances, or the failure to satisfy other conditions to completion, or the failure of completion for any other reason;
●	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to customers without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach;
●	our ability to retain or recruit officers, key employees and directors;
●	our ability to raise additional capital in the future;
●	our ability to successfully coordinate Akerna’s business with acquired businesses within anticipated timelines and at their expected costs;
●	our response to adverse developments in general market, business, economic, labor, regulatory and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;
●	our response to competitive risks;
●	the market reaction to negative publicity regarding cannabis;
●	our ability to effectively manage any disruptions to our business and/or any negative impact to our financial performance caused by the economic and social effects of the COVID-19 pandemic and measures taken in response; and
●	other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K under Part I, Item 1A, “Risk Factors.”

You should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Business Overview

We are a leading provider of enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary software platform is adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. Ten years ago, we identified a need for organic material tracking and regulatory compliance software as a service (“SaaS”) solutions in the growing cannabis and hemp industry. We developed products intended to assist states in monitoring licensed businesses’ compliance with state regulations, and to help state-licensed businesses operate in compliance with such law. We provide our regulatory software platform, Leaf Data Systems®, to government regulatory agencies, and our business software platform, MJ Platform®, to state and federally licensed businesses. Although we have helped monitor legal compliance for more than $18 billion in cannabis sales to date, we do not handle any cannabis related material, do not process sales transactions within the United States, and our revenue generation is not related to the type or amount of sales made by our clients, as revenues are generated by us on a fixed-fee based subscription model.

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

We generate revenue from software sales and by providing consulting services as follows:

●	Government Regulatory Software Contracts – Leaf Data Systems is our SaaS product for government agencies. Leaf Data Systems is a compliance tracking system designed to give regulators visibility into the activity of licensed cannabis businesses in their jurisdictions. We have been serving three clients for Leaf Data Systems, the State of Washington, the Commonwealth of Pennsylvania and the State of Utah.

●	Commercial Software Contracts – MJ Platform is our SaaS offering for state and federally-licensed businesses. MJ Platform is an ERP (Enterprise Resource Planning) compliance system specific to the cannabis industry, including state-legal marijuana, hemp and Cannabidiol, or CBD, industry. MJ Platform is comprised of integrated modules designed to meet the regulations and inventory management needs of cannabis and hemp CBD cultivators, manufacturers, distributors and retailers, but has applications in other industries.

●

Consulting Services Contracts – We provide consulting services to cannabis industry operators interested in entering the cannabis industry and in integrating our platforms into their respective operations and systems. We consult with clients on a wide range of areas to help them successfully maintain compliance with state law. We work with clients to efficiently comply with state requirements in connection with the launch and operations of their cannabis businesses. Our management team and key personnel have broad experience gained form working with numerous cannabis operations. Our consulting team has experience in most aspects of cannabis operations in most verticals (e.g., cultivation, processing, distribution, manufacturing and retail). Our service providers understand the intricacies of the varying regulations governing cannabis in each jurisdiction and, to the extent necessary, modify the professional services based on the jurisdiction.

We provide project-focused consulting services to clients that are initiating or expanding their cannabis businesses or are interested in data consulting engagements with respect to the legal cannabis industry. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations in newly legal states

We also resell a limited number of printers for printing compliance product labels and scales that are National Type Evaluation Program certified legal for trade. Revenue from these resale activities ranged from 1% to 4% of total revenue in each of the three and nine months ended March 31, 2020, and March 31, 2019, and is not expected to become a significant generator of revenue.

Our commercial software revenue growth is driven by leveraging our reputation and continued cannabis, hemp and CBD industry growth. We believe we are well known in these industries and can leverage our reputation, brand recognition, and wealth of relevant experience to attract existing cultivation, manufacturing and dispensary customers, and attract new market entrants. We believe that the reputation of our existing products and our ability to provide services in all areas of the seed-to-sale life cycle will attract customers from competitors that are seeking more comprehensive services and will attract new customers as they enter into existing markets and markets that become newly legalized. We also experience revenue growth in mature, established states and countries by providing a solution to operators seeking to vertically integrate their operations and improve their operations. We provide not only a vertically integrated solution across the cannabis, hemp, and CBD supply chain, but also have the business intelligence capture which allows operators to run their businesses in a more informed and efficient manner. This business intelligence capture is derived from the suite of services provided by us and sets us apart from competitors.

Through our acquisition, investment and partnership strategies, we are expanding the features available to new and existing customers of MJ Platform and Leaf Data Systems, including the ability to track organic matter from seed-to-self (consumer), with an interactive consumer product experience. We believe that such features create further value by providing additional add-ins that should enhance utilization and the experience of our new and existing customers. For example:

(i)	our agreement with NetSuite will provide tax planning services to our customers in Canada;

(ii)	our integration with Sage Intacct provides tax planning services globally;

(iii)	our license with ZolTrain provides our MJ Platform customers with training modules to educate them and improve their experience by pairing education with product information at the point of sale;

(iv)	our Leaf Data Systems track-and-trace solution specifically customized for the State of Utah to include an electronic verification system and inventory control system, implements solo* TAGTM, the world’s first cryptographically-secure, cannabis product authentication system, exclusively for governments as an alternative to radio-frequency identification, or RFID, tracking; and

(v)	our agreement with Isolocity enables cannabis enterprises to pursue international expansion by providing a quality management system, or QMS, framework to support local and national compliance needs and by leveraging such QMS, MJ Platform can support good manufacturing practices, or GMP, certification requirements, including the stricter European Union GMP standard required for the export of medical cannabis into Europe and Asia.

Financial Results of Operations

Revenue

Our software revenue is derived from MJ Platform, our SaaS enterprise resource planning tool offering for state-licensed businesses, and Leaf Data Systems, our track-and-trace product for government agencies. MJ Platform contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice, following the initial year of service, although we do have some multi-year MJ Platform contracts. We defer recognition of revenue from these payments until services have been provided, generally ratably over the noncancelable term of the agreement. Leaf Data Systems contracts are generally multi-year contracts payable in annual or quarterly installments. A percentage retainer or holdback fees (generally ranging from 10% to 30%) are common until all initial deliverables are complete. MJ Platform and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements.

Consulting services revenue growth is driven by numerous factors. In new emerging states, we provide solutions for aspiring operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting services are provided to post operational licensees to consult during the setup and buildout phases as they open and begin operating their businesses. We also provide business optimization services for established businesses that can benefit from consulting to increase efficiencies as they expand and grow. Our consulting revenue is derived throughout the life cycle of a customer relationship.

We contract our consulting services through Statements of Work, or SOW, for businesses or entrepreneurs interested in developing operations in the cannabis, hemp and CBD industries. SOW issued and completed during the pre-application phase generally solidify us as the contractor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation and as our client-operators gain licenses. Accordingly, we expect our consulting services to continue to grow as more states emerge with legalization reforms.

Our other revenue is derived primarily from point of sale hardware and labels.

Cost of Revenue

Our cost of revenue is derived from direct costs primarily from government contract subcontractor expenses in addition to hosting and infrastructure costs associated with operating MJ Platform and Leaf Data Systems. We record cost of revenue based on the direct cost method. This method requires allocation of direct costs including support services and materials to cost of revenue. Consulting cost of revenue is primarily determined as a result of our employees’ salaries and other related compensation expenses.

Product and Development Expenses

Our product and development expenses include salaries and benefits, contractor expenses, technology expenses, and other overhead. These expenses have grown over time, and we expect these expenses to continue to increase in line with our growth.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019. Since the date of the Annual Report, there have been no material changes to our critical accounting policies.

Results of Operations for the Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

The following table highlights the various sources of revenues and expenses for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019:

	Nine Months Ended March 31,		Change
	2020	2019	Period over Period
Revenues:
Software	$7,148,964	$6,174,102	$974,862	16%
Consulting	2,248,947	826,777	1,422,170	172%
Other	171,727	200,312	(28,585)	-14%
Total revenue	9,569,638	7,201,191	2,368,447	33%

Cost of revenues	4,457,110	3,550,612	906,498	26%
Gross profit	5,112,528	3,650,579	1,461,949	40%
Gross profit margin	53.4%	50.7%

Operating expenses:
Product development:	4,024,743	2,877,869	1,146,874	40%
Selling, general and administrative	13,881,055	7,440,115	6,440,940	87%

Total operating expenses	17,905,798	10,317,984	7,587,814	74%

Other income	158,508	87,248	71,260	82%
Net loss	(12,634,762)	(6,580,157)	(6,054,605)	92%
Net loss attributable to noncontrolling interests in consolidated subsidiaries	101,175	-	101,175	nm
Net loss attributable to Akerna stockholders	$(12,533,587)	$(6,580,157)	$(5,953,430)	90%

nm – percentage change not meaningful

Total Revenue

Total revenue increased to $9.6 million for the nine months ended March 31, 2020 from $7.2 million for the nine months ended March 31, 2019, an increase of $2.4 million, or 33%. The increase in total revenue was achieved across all our products. The increase in total revenue was driven primarily by growth achieved in MJ Platform and in our consulting services business. The revenues from our government regulatory software business, Leaf Data Systems, increased slightly with the addition of the State of Utah contract.

Software Revenue

Our total software revenue increased to $7.1 million for the nine months ended March 31, 2020 from $6.2 million for the nine months ended March 31, 2019, an increase of $1.0 million, or 16%. Software revenue accounted for 75% and 86% of total revenue for the nine months ended March 31, 2020 and 2019, respectively. The increase in software revenue was primarily driven by 27% growth in revenue from MJ Platform. This increase in software revenue was primarily the result of volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. We continue to invest in a variety of customer programs and initiatives which, along with increasing adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Our software revenue during the nine months ended March 31, 2020 was not significantly impacted by COVID-19, in most jurisdictions our customers were deemed “essential businesses” and continued operations. Revenue recognition for new customers in our pipeline may be delayed if the timing of implementation and onboarding is negatively impacted in future periods. The significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Software revenues generated from government customers under Leaf Data Systems increased to $3.5 million for the nine months ended March 31, 2020, up from $3.4 million for the nine months ended March 31, 2019. While our revenues from Leaf Data Systems from our contracts with the State of Washington and the State of Pennsylvania declined for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 by $0.7 million primarily as a result of the completion of professional services and transition to the more consistent run and maintain mode, we recorded revenue of $0.8 million from our contract with the State of Utah, which commenced in August 2019.

Consulting Revenue

Our consulting revenue includes revenue generated from consulting professional services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $2.2 million for the nine months ended March 31, 2020 compared to $0.8 million for the nine months ended March 31, 2019, for an increase of $1.4 million, or 172%. The increase in consulting services and other revenues was due primarily to the higher demand for services from an increased number of customers. We delivered approximately 30 operational license applications on behalf of Missouri-based clients during the month of August alone, and we continue to experience strong demand for our consulting services in other emerging states. Further, during the nine-month period ended March 31, 2020, we serviced a large contract with a Midwest-based client for the preparation, completion and delivery of operational license applications for a portfolio of recreational retail and cultivation facilities. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual period-over-period comparisons may experience variability depending on the timing of recent legislative changes. During the COVID-19 outbreak, state legislatures have turned their focus to the pandemic, tabling work on cannabis legislation. The significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Consulting revenue was 24% and 11% of total revenue for the nine months ended March 31, 2020 and 2019, respectively. Due to the nature of consulting revenue and our dependence on emerging market activity as a driver of demand, the months in which we recognize consulting revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations. We expect this variability to continue.

Other Revenue

Our other revenue represents revenue generated from the resale of point of sale hardware and labels. Other revenue decreased to $172,000 for the nine months ended March 31, 2020 from $200,000 for the nine months ended March 31, 2019, a decrease of $28,000, or 14%. Other revenue was 2% and 3% of total revenue for the nine months ended March 31, 2020 and March 31, 2019, respectively.

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended March 31, 2020 was $4.5 million, an increase of $0.9 million, or 26%, as compared to cost of revenue for the nine months ended March 31, 2019 of $3.6 million. The increase compared to the prior nine-month period was primarily as a result of the costs incurred to service the new contract with the State of Utah, $0.9 million. With the reduction of professional services related to implementation and our exiting contracts’ transition to run and maintain mode, we expect these costs to decrease then level off in future periods. Direct labor costs associated with providing our consulting services increased by $0.1 million, while the increase in hosting and infrastructure costs associated with our Software business accounted for $0.2 million of total increase in cost of revenue. Infrastructure costs have increased primarily due to our investment for future growth, we expect to realize incremental per customer cost savings from this investment in the next fiscal year. The overall increase in cost of revenue was partially offset by a decrease of $0.3 million as a result of a change in third-party subcontractor costs related to our contract with the Commonwealth of Pennsylvania. We intend to continue to invest additional resources in our enterprise software group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Our gross profit for the nine months ended March 31, 2020 was $5.1 million, an increase of $1.5 million, or 40%, as compared to gross profit for the nine months ended March 31, 2019 of $3.7 million. Our gross profit margin for the nine months ended March 31, 2020 was 53.4%, an increase of 270 basis points as compared to gross profit margin for the nine months ended March 31, 2019 of 50.7%. The increase compared to the prior nine-month period was primarily as a result of increased consulting revenue and the minimal marginal cost to provide these services.

Because some of the applications and services available through the Leaf Data System are provided through relationships with third-party service providers, the costs are higher than those allocated from our employees’ salaries to support our MJ Platform and consulting contracts. Therefore, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in cost of revenues on the statement of operations, was $2.2 million and $1.6 million during the nine months ended March 31, 2020 and 2019, respectively.

Operating Expenses

The following table presents operating expense line items for the nine months ended March 31, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended March 31,		Change
	2020	2019	Period over Period
Operating expenses:
Salary expenses, excluding Solo	$3,293,326	$2,634,405	$658,921	25%
Solo product development	327,567	-	327,567	nm
Other product development	403,850	243,464	160,386	66%
Product development	4,024,743	2,877,869	1,146,874	40%
Percentage of revenue	42%	40%

Sales and marketing	3,790,317	2,557,126	1,233,191	48%
Solo selling, general and administrative	198,208	-	198,208	nm
General and administrative salaries	4,009,551	2,947,042	1,062,509	36%
Merger related costs	219,297	667,313	(448,016)	(67%)
Acquisition related costs	1,597,283	-	1,597,283	nm
Other general and administrative	4,066,399	1,268,634	2,797,765	221%
Selling, general and administrative	13,881,055	7,440,115	6,440,940	87%
Percentage of revenue	145%	103%

Total operating expenses	$17,905,798	$10,317,984	$7,587,814	74%
Percentage of revenue	187%	143%

nm – percentage change not meaningful

Our operating expenses increased to $17.9 million for the nine months ended March 31, 2020 from $10.3 million for the nine months ended March 31, 2019, an increase of $7.6 million, or 74%. The increase in operating expenses was driven by higher selling, general and administrative expenses, an increase of $6.4 million, or 87%, in addition to higher product development expenses, an increase of $1.1 million, or 40%

Salary expenses for product development functions, excluding product development salaries for Solo, increased by $0.7 million, or 25%, which includes $0.1 million of stock-based compensation recognized during the nine months ended March 31, 2020 that was not incurred in 2019. Product development costs also increased $0.3 million as a result of our January 2020 acquisition of the controlling interest in Solo. Other product development costs increased by $0.2 million for the nine months ended March 31, 2020, primarily related to recruiting costs. Our investments in product development were made to improve and extend our service offerings and develop new technologies. We expect that such costs will continue to increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Selling, general and administrative expenses include sales and marketing expenses, including personnel costs, related to our marketing initiatives including payments to partners and marketing programs; general and administrative functions, such as executives, finance and other supporting departments; transaction related costs; professional fees; and facilities expenses. Changes in selling, general and administrative expenses for the nine months ended March 31, 2020 as compared to 2019 were as follows:

●	$1.6 million increase in acquisition related costs associated primarily with our acquisitions of Solo in January 2020, Trellis in April 2020 and Ample, planned for the summer for 2020, this increase was partially offset by a $0.4 million decrease in costs incurred in connection with the Mergers in June 2019;

●	$0.2 million increase due to the addition of Solo’s selling general and administrative expenses;

●	$1.2 million, or 48%, increase in sales and marketing expense primarily due to higher personnel costs including $0.2 million of stock-based compensation for 2020;

●	$1.1 million increase in general and administrative personnel costs, $0.5 million of this increase is attributable to stock-based compensation; and

●	$2.8 million increase in other general and administrative costs, primarily as a result of our investments in technology and other infrastructure to position ourselves for future growth and the cost of operating as a public company.

We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a quarter. We expect to incur additional transaction costs leading up to our acquisition of Ample in the summer of 2020 and would incur costs related to other acquisitions that we may identify, the timing and amount of these transaction costs will be variable and dependent on the level of acquisition activity.

Results of Operations for the Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

	Three Months Ended March 31,		Change
	2020	2019	Period over Period
Revenues:
Software	$2,346,310	$2,024,916	$321,394	16%
Consulting	692,584	216,897	475,687	219%
Other	31,652	86,067	(54,415)	-63%
Total revenue	3,070,546	2,327,880	742,666	32%

Cost of revenues	1,420,909	1,166,482	254,427	22%
Gross profit	1,649,637	1,161,398	488,239	42%
Gross profit margin	53.7%	49.9%

Operating expenses:
Product development:	1,632,353	1,001,394	630,959	63%
Selling, general and administrative	5,500,837	2,663,171	2,837,666	107%

Total operating expenses	7,133,190	3,664,565	3,468,625	95%

Other income	33,398	13,064	20,334	156%
Net loss	(5,450,155)	(2,490,103)	(2,960,052)	119%
Net loss attributable to noncontrolling interests in consolidated subsidiaries	101,175	-	101,175	nm
Net loss attributable to Akerna stockholders	$(5,348,980)	$(2,490,103)	$(2,858,877)	115%

nm – percentage change not meaningful

Total Revenue

Total revenue increased to $3.1 million for the three months ended March 31, 2020 from $2.3 million for the three months ended March 31, 2019, an increase of $0.7 million, or 32%. The increase in total revenue was achieved across all our products. The increase in total revenue was driven by growth achieved across our commercial software business, MJ Platform, in addition to our consulting business, and our government regulatory software business, Leaf Data Systems.

Software Revenue

Our total software revenue increased to $2.3 million for the three months ended March 31, 2020 from $2.0 million for the three months ended March 31, 2019, an increase of $0.3 million, or 16%. Total software revenue accounted for 76% and 87% of total revenue for the three months ended March 31, 2020 and 2019, respectively. The increase in software revenue was primarily driven by 11% growth in revenue from MJ Platform. This increase in software revenue was primarily the result of volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. We continue to invest in a variety of customer programs and initiatives which, along with increasing adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Our software revenue during the three months ended March 31, 2020 was not significantly impacted by COVID-19, in most jurisdictions our customers were deemed “essential businesses” and continued operations. Revenue recognition for new customers in our pipeline may be delayed if the timing of implementation and onboarding is negatively impacted in future periods. The significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Software revenues generated from government customers under Leaf Data Systems increased by $0.2 million as a result of our contract with the State of Utah, which commenced in August 2019.

Consulting Revenue

Our consulting revenue includes revenue generated from consulting professional services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $0.7 million for the three months ended March 31, 2020 compared to $0.2 million for the three months ended March 31, 2019, for an increase of $0.5 million, or 219%. The increase was driven by a higher volume of consulting activities and engagements during the period as we continue to experience strong demand for our consulting services in emerging states. Further, during the three-month period ended March 31, 2020, we serviced a large contract with a Midwest-based client for the preparation, completion and delivery of operational license applications for a portfolio of cultivation facilities. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual period-over-period comparisons may experience variability depending on the timing of recent legislative changes. During the COVID-19 outbreak, state legislatures have turned their focus to the pandemic, tabling work on cannabis legislation. The significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Consulting revenue was 23% and 9% of total revenue for the three months ended March 31, 2020 and 2019, respectively. Due to the nature of consulting revenue and our dependence on emerging market activity as a driver of demand, the months in which we recognize consulting revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations. We expect this variability to continue in future periods.

Other Revenue

Our other revenue represents revenue generated from the resale of point of sale hardware and labels. Other revenue decreased to $32,000 for the three months ended March 31, 2020 from $86,000 for the three months ended March 31, 2019, a decrease of $54,000, or 63%. Other revenue was 1% and 4% of total revenue for the three months ended March 31, 2020 and March 31, 2019, respectively.

Cost of Revenue and Gross Margin

Our cost of revenue for the three months ended March 31, 2020 was $1.4 million, an increase of $0.3 million, or 22%, as compared to cost of revenue for the three months ended March 31, 2019 of $1.2 million. The increase compared to the prior year’s quarter was primarily as a result of the costs incurred to service the new contract with the State of Utah of $0.2 million. With the completion of professional services related to implementation and our existing contracts transition to run and maintain mode, these costs are expected to decrease and level off in future periods. Software hosting costs have increased due primarily to higher transaction volumes. We intend to continue to invest additional resources in our enterprise software group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Our gross profit for the three months ended March 31, 2020 was $1.6 million, an increase of $0.5 million, or 42%, as compared to gross profit for the three months ended March 31, 2019 of $1.2 million. Our gross profit margin for the three months ended March 31, 2020 was 53.7%, an increase of 380 basis points as compared to gross profit margin for the three months ended March 31, 2019 of 49.9%. The increase compared to the three months ended March 31, 2019 was primarily as a result of increased consulting revenue and the minimal marginal cost to provide such services.

Because the applications and services available through the Leaf Data System are provided through relationships with third-party service providers, the costs are higher than those allocated from our employees’ salaries to support our MJ Platform and consulting contracts. Therefore, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in cost of revenues on the statement of operations, was $0.6 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively.

Operating Expenses

The following table presents operating expense line items for the three months ended March 31, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,		Change
	2020	2019	Period over Period
Operating expenses:
Salary expenses, excluding Solo	$1,042,008	$981,318	$60,690	6%
Solo product development	327,567	-	327,567	nm
Other product development	262,778	20,076	242,702	nm
Product development	1,632,353	1,001,394	630,959	63%
Percentage of revenue	53%	43%

Sales and marketing	1,142,318	975,007	167,311	17%
Solo selling, general and administrative	198,208	-	198,208	nm
General and administrative salaries	1,735,749	1,159,060	576,689	50%
Merger related costs	-	195,000	(195,000)	(100%)
Acquisition related costs	1,097,283	-	1,097,283	nm
Other general and administrative	1,327,279	334,104	993,175	297%
Selling, general and administrative	5,500,837	2,663,171	2,837,666	107%
Percentage of revenue	179%	114%

Total operating expenses	$7,133,190	$3,664,565	$3,468,625	95%
Percentage of revenue	232%	157%

nm – percentage change not meaningful

Our operating expenses increased to $7.1 million for the three months ended March 31, 2020 from $3.7 million for the three months ended March 31, 2019, an increase of $3.5 million, or 95%. The increase in operating expenses was driven by higher selling, general and administrative expenses, an increase of $2.8 million, or 107%, in addition to higher product development expenses, an increase of $0.6 million, or 63%.

Salary expenses for product development functions, excluding product development salaries for Solo, increased by $0.1 million, or 6%. Product development costs also increased $0.3 million as a result of our January 2020 acquisition of the controlling interest in Solo. Other product development costs increased by $0.2 million for the three months ended March 31, 2020, primarily related to recruiting costs. Our investments in product development were made to improve and extend our service offerings and develop new technologies. We expect that such costs will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Selling, general and administrative expenses include sales and marketing expenses, including personnel costs, related to our marketing initiatives including payments to partners and marketing programs; general and administrative functions, such as executives, finance and other supporting departments; transaction related costs, professional fees; and facilities expenses. Changes in selling, general and administrative expenses for the three months ended March 31, 2020 compared to 2019 were as follows:

●	$1.1 million increase in acquisition related costs associated primarily with our acquisitions of Solo in January 2020, Trellis in April 2020 and Ample, planned for the summer for 2020, this increase was partially offset by a $0.2 million decrease in costs incurred in connection with the Mergers in June 2019;

●	$0.2 million increase due to the addition of Solo’s selling, general and administrative expenses;

●	$0.2 million, or 17%, increase in sales and marketing expenses primarily due to higher personnel costs;

●	$0.6 million increase in general and administrative personnel costs, $0.3 million of this increase is attributable to stock-based compensation recognized in 2020; and

●	$1.0 million increase in other general and administrative costs, primarily as a result of our investments in technology and other infrastructure to position ourselves for future growth and the cost of operating as a public company.

We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a quarter. During the three months ended March 31, 2020, the COVID-19 pandemic resulted in the cancellation of travel and participation in marketing events, which reduced costs slightly relative to 2019.

Liquidity and Capital Resources

Cash Flows

Our cash and restricted cash balance were $14.8 million and $22.4 million as of March 31, 2020 and June 30, 2019, respectively. Cash flow information for the nine months ended March 31, 2020 and 2019 is as follows:

	Nine Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$(11,602,077)	$(6,357,935)
Investing activities	(202,281)	-
Financing activities	4,247,065	10,000,000
Net change in cash and restricted cash	$(7,557,293)	$3,642,065

Net cash used in operating activities increased to $11.6 million during the nine months ended March 31, 2020, from $6.4 million during the nine months ended March 31, 2019, an increase of $5.2 million. Cash used in operating activities during the nine months ended March 31, 2020 was primarily driven by the net loss of $12.6 million.

Net cash used in investing activities was $0.2 million during the nine months ended March 31, 2020, due to $0.3 million used to acquire minority stake in Zol Solutions, Inc, partially offset by $0.1 million of cash and restricted cash acquired in our acquisition of the majority stake in Solo. Please see Notes 7 and 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information about our investments in Zol Solutions, Inc. and solo sciences inc., respectively.

Net cash provided by financing activities totaled $4.2 million during the nine months ended March 31, 2020 due to receipt of proceeds from warrants exercised during the period. Net cash provided by financing activities totaled $10 million during the nine months ended March 31, 2019 as a result of proceeds raised in MJF Series C financing in August 2018. Upon the consummation of the Mergers, the Series C Preferred Units issued in connection with the transaction were converted into shares of Akerna common stock.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $14.3 million, excluding restricted cash. We had a working capital balance of $13.1 million as of March 31, 2019, as compared to $21.8 million as of June 30, 2019.

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. Although we have continuing negative cash flow from operations, the cash outflow since the Mergers is partially attributable to approximately $1.8 million in costs incurred in connection with specific transactions, including the Mergers and acquisitions completed or expected to close within the next twelve months. The transaction costs we expect to occur over the next twelve months are far less than the costs incurred during the nine months ended March 31, 2020. In addition, we are implementing a cost reduction plan during the fourth quarter 2020 that we expect to reduce recurring operating expenses between $2 million and $3 million annually. We anticipate our current cash will be sufficient to meet the working capital requirements for the next twelve months. From time to time, we may pursue various strategic business opportunities. These opportunities may include investment in or ownership of additional technology companies through direct investments, acquisitions, joint ventures and other arrangements. We can provide no assurance that we will successfully identify such opportunities or that, if we identify and pursue any of these opportunities, any of them will be consummated. Consequently, we may raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of such strategic business opportunities, although no assurance can be provided that we will be successful in completing a future capital raise. The sale of additional equity could result in additional dilution to our existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a discussion of the risks related to our liquidity and capital structure.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2020 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Material Weaknesses

Pursuant to our management’s review of disclosure controls and procedures, management determined that the following material weaknesses existed in our internal control over financial reporting and prevented management from determining that our disclosure controls and procedures were effective as of the end of the period covered by this report:

1)	We lacked formally documented system policies and procedures to demonstrate that our system of internal control over financial reporting is designed effectively, including a lack of documentation surrounding our information technology policies and procedures.

2)	We lacked proper documentation needed to demonstrate that controls in place are operating effectively, including controls pertaining to proper segregation of duties.

3)	We lacked controls in place to ensure all entries recorded in our books and records are properly presented in the consolidated financial statements.

Remediation:

We have contracted an outside consultant to assist with remediating the above reported material weaknesses and to assist in the overall evaluation of design and operating effectiveness of our internal controls over financial reporting.

We have hired additional experienced resources to fill accounting functions and expects to add further resources. In addition, we have identified upgraded IT, accounting and finance systems, which we expect will automate critical control functions and improve operational effectiveness and efficiencies.

We believe these actions will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, we intend to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

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

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the SEC on September 23, 2019.

Direct and indirect consequences of the COVID-19 pandemic may have material adverse consequences.

The current COVID-19 pandemic is creating extensive disruptions to the global economy. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, we may experience adverse effects to our operations. Specifically, if our customers are forced to reduce business hours or close their businesses for an extended period of time or if their customer base experiences financial hardship, our customers may experience a sharp decline in revenue and be unable to meet their obligations to us under existing agreements or be unwilling to extend their agreements past current terms, which may adversely impact our financial results. Further we may experience a decrease in new customers due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of COVID-19. As governments are focused on relief efforts and fiscal stimulus measures, important legislation to expand or clarify certain existing or new markets for our products may be postponed or abandoned, which may adversely impact our results. Further, these conditions may impact our ability to access financial markets to obtain necessary funding to operate our business as currently contemplated, which may adversely affect our liquidity and working capital. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2019, such as those relating to our operations and financial condition. Due to the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the period ended March 31, 2020 were previously reported in our current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 to Akerna Corp.’s Form 8-K as filed with the Commission on June 21, 2019)
3.2	Amended and Restated Bylaws of Akerna Corp. (incorporated by reference to Exhibit 3.1 to Akerna Corp.’s Form 8-K as filed with the Commission on June 21, 2019)
10.1	Amendment to Arrangement Agreement, dated February 28, 2020 (incorporated by reference to Exhibit 10.1 to Akerna Corp.’s Form 8-K as filed with the Commission on February 28, 2020)
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101	XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2020

By:	/s/ John Fowle
Chief Financial Officer (Principal Financial and Accounting Officer)

May 15, 2020