Form 10-K
period 2020-06-30
Akerna Corp.
filed 2020-09-29
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1630 Welton St., 4th Floor Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(888) 932-6537

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase one share of common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

     Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of Akerna Corp held by non-affiliates of Akerna Corp was approximately $24.5 million based upon the closing price per share of $8.43 on December 31, 2019.

As of September 25, 2020, there were 14,685,932 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference

To the extent herein specifically referenced, portions of Akerna Corp’s Definitive Proxy Statement on Schedule 14A for the 2020 Annual General Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K.

i

 PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K , including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this Annual Report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, in particular the substantial risks and uncertainties related to the ongoing COVID-19 pandemic. Important factors that could cause such differences to include, but are not limited to:

●	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
●	our short operating history makes it difficult to evaluate our business and future prospects;
●	our dependence on the commercial success of our clients, the continued growth of the cannabis industry and the regulatory environment in which the cannabis industry operates;
●	our ability to attract new clients on a cost-effective basis and the extent to which existing clients renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to respond to changes within the cannabis industry;
●	the effects of adverse changes in, or the enforcement of, federal laws regarding our clients’ cannabis operations or our receipt of proceeds from such operations;
●	our ability to manage unique risks and uncertainties related to government contracts;
●	our ability to manage and protect our information technology systems;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to clients without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach;
●	our ability to retain or recruit officers, key employees, and directors;
●	our ability to raise additional capital or obtain financing in the future;
●	our ability to successfully integrate acquired businesses with Akerna’s business within anticipated timelines and at their expected costs;
●	our ability to complete planned acquisitions on time or at all due to failure to obtain stockholder approval or governmental or regulatory clearances, or the failure to satisfy other conditions to completion, or the failure of completion for any other reason;
●	our response to adverse developments in the general market, business, economic, labor, regulatory, and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;
●	our response to competitive risks;
●	our ability to protect our intellectual property;
●	the market reaction to negative publicity regarding cannabis;
●	our ability to manage the requirements of being a public company;
●	our ability to service our convertible debt;
●

our ability to effectively manage any disruptions to our business and/or any negative impact to our financial performance caused by the economic and social effects of the COVID-19 pandemic and measures taken in response; and

●	other factors discussed in other sections of this Annual Report on Form 10-K, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and "Risk Factors" Part I, Item 1A.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation to revise subsequently any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

Item 1. Business.

Business Overview

We are a leading provider of enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary software platforms are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. Ten years ago, we identified a need for organic material tracking and regulatory compliance software as a service, or SaaS, solutions in the growing cannabis and cannabidiol, or CBD, industry. We now seek to create the backbone on which the cannabis industry is built by providing an integrated ecosystem of applications and services that enables compliance, regulation and taxation. We develop products intended to help state-licensed businesses operate in compliance with applicable laws and to assist states in monitoring licensed businesses’ compliance with state regulations. We provide commercial software platforms to state and federally licensed businesses and our regulatory software platform to government regulatory agencies. Our integrated ecosystem provided additional integrations and add-ons that enhance the capabilities of our commercial software platforms. Although we have helped monitor legal compliance for more than $18 billion in cannabis sales to date, we do not handle any cannabis-related material, do not process cannabis sales transactions within the United States, and our revenue generation is not related to the type or amount of sales made by our clients, as revenues are generated by us on a fixed-fee based subscription model.

Executing upon the expansion strategy detailed by CEO Jessica Billingsley in 2019, we have acquired competitive brands Ample Organics, or Ample, on July 7, 2020 and Trellis Solutions, or Trellis, on April 10, 2020. These additions to the Akerna family of brands add two well-known seed-to-sale software options with reputable experience and significant market share. Ample Organics, the leading Health Canada approved software for Canadian Licensed Producers, or LPs, has majority market share in Canada, the only G7 country with federally legal cannabis. Trellis also brings a streamlined solution for Cultivators, Manufacturers, and Distributors, trusted by some of California’s largest brands.

Through the Akerna family companies, MJ Freeway, or MJF, Ample, and Trellis, we provide highly-versatile platforms that provide our clients with a central data management system for tracking regulated products – from seed to initial plant growth to the product to the final sale of the product to a patient or consumer – throughout the complete supply chain, using a global unique identifier method. Our platforms also provide clients with integrated security, transparency, and scalability capabilities. These capabilities allow our state-licensed clients to control inventory, operate efficiently in a fast-changing industry and comply with state, local, and federal (in countries such as Canada, Italy, Macedonia, and Colombia) regulation at all times, and allows our government regulatory clients to effectively and cost-efficiently monitor licensees and ensure commercial businesses are complying with their states’ regulations.

We generate revenue from software sales and by providing consulting services as follows:

●

Commercial Software Products – MJ Platform® is our SaaS offering for state and legally-licensed businesses. MJ Platform is an Enterprise Resource Planning, or ERP, compliance system specific to the cannabis industry, including state-legal marijuana, hemp, and  CBD industry. MJ Platform is comprised of integrated modules designed to meet the regulations and inventory management needs of cannabis and hemp CBD cultivators, manufacturers, distributors, and retailers, but has applications in other industries.

Following our acquisition of Ample in July 2020, the Ample suite of products includes AmpleOrganics, a seed-to-sale SaaS cannabis compliance offering for Canadian Licensed Producers; AmplePayments, a payment processing offering; AmpleCare, an API-first middleware solution that allows for the submission of both patient registration documents and medical documents in a secure electronic format to licensed producers using the AmpleOrganics seed-to-sale platform; and AmpleLearn, an education and training platform designed to educate and onboard personnel working within a licensed cannabis company.

Trellis’ seed-to-sale SaaS offering features inventory tracking to manage a licensee’s cannabis inventory from cultivation to extraction and sale. The Trellis product is designed to meet the needs of smaller licensees.

●	Government Regulatory Software Products – Leaf Data Systems is our SaaS product for government agencies. Leaf Data Systems is a compliance tracking system designed to give regulators visibility into the activity of licensed cannabis businesses in their jurisdictions. We are serving three clients for Leaf Data Systems, the Commonwealth of Pennsylvania, the State of Washington and the State of Utah. The Commonwealth of Pennsylvania and the State of Utah both require licensed cannabis operators to also use MJ Platform to report their compliance information. The State of Utah mandates the use of solo*TAGTM to provenance plants and products throughout the compliance supply chain.

●

Consulting Services Contracts – We provide consulting services to cannabis industry operators interested in entering the cannabis industry and in integrating our platforms into their respective operations and systems. We consult with clients on a wide range of areas to help them successfully maintain compliance with state law. We work with clients to efficiently comply with state requirements in connection with the launch and operations of their cannabis businesses. Our management team and key personnel have broad experience gained from working with numerous cannabis operations. Our consulting team has experience in most aspects of cannabis operations in most verticals (e.g., cultivation, processing, distribution, manufacturing, and retail). Our service providers understand the intricacies of the varying regulations governing cannabis in each jurisdiction and, to the extent necessary, modify the professional services based on the jurisdiction.

We provide project-focused consulting services to clients that are initiating or expanding their cannabis businesses or are interested in data consulting engagements with respect to the legal cannabis industry. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness, and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations in newly legal states.

●	Business Intelligence and Data Analytics Products—Akerna Business Intelligence is an Infrastructure as a Service (IaS) tool which delivers supply chain analytics for the cannabis, hemp, and CBD industry. Last Call Analytics provides a subscription analytics tool for alcohol brands to analyze their retail sales analytics.

We also resell a limited number of printers for printing compliance product labels and scales that are National Type Evaluation Program certified legal for trade. Revenue from these resale activities ranged from 1% to 2% of total revenue in the years ended June 30, 2020, and June 30, 2019. Beginning in our fiscal year 2020, we entered into a revenue-sharing arrangement with a printer supplier, as a result, we expect our revenue and cost of sales related to this activity to decrease in the future. Following our acquisition of solo sciences, inc., or Solo, in January 2020, we sell a cannabis tracking technology that provides our clients with seed-to-sale-to-self data throughout a product’s lifecycle.

We drive commercial software revenue growth by leveraging our reputation and we benefit from continued growth in the cannabis, hemp, and CBD industry. We believe we are well known in these industries and the brand recognition of our existing products, our ability to provide services in all areas of the seed-to-sale life cycle, and our wealth of relevant experience attracts operating cultivation, manufacturing, and dispensary clients who are seeking comprehensive services as well as attracting newly formed clients as they enter into existing markets or newly legalized markets. We also experience revenue growth in states and countries with an established market by providing a solution to operators seeking to vertically integrate and improve their business processes. We provide not only a vertically integrated solution across the cannabis, hemp, and CBD supply chain, but also provide a business intelligence capture, MJ Analytics, which provides operators with timely information about their business to allow them to run their businesses efficiently. This business intelligence capture is derived from the suite of services we provide and sets us apart from competitors.

Through our ecosystem strategy including acquisition, investment, and partnership strategies, we are creating the backbone on which the cannabis industry is built, enabling compliance, regulation, and taxation.  With the Akerna family of companies, we are able to provide our new and existing clients with full transparency through the tracking of organic matter from seed-to-sale. We believe our integrated ecosystem creates further value by providing additional integrations and add-ons that enhance the capabilities and experience of our full client base. For example:

●	our integration with tier one ERP software providers supplying sophisticated accounting solutions that collect and store business transactions to satisfy external reporting requirements;

●	our integration with over 85 partners to provide full-service solutions at all points in the cannabis business life cycle, including compliance, hardware, banking, accounting, online ordering, payment solutions, CRM and loyalty, delivery, and business analytics;

●	our license with ZolTrain provides our MJ Platform clients with training modules to educate their staff and improve the patient /consumer experience by pairing education with product information both in person and through digital channels;

●	our Leaf Data Systems track-and-trace solution specifically customized for the State of Utah to include an electronic verification system and inventory control system, implements solo* TAGTM, the world’s first cryptographically-secure, cannabis product authentication system, exclusively for governments as an alternative to radio-frequency identification, or RFID, tracking; and

●	MJ Analytics, a next-generation analytics platform that offers Enterprise-level data tools and provides users with unparalleled access and insight into the cannabis supply chain, from seed to sale.

We use our years of experience, proprietary databases, and resources to identify trends and predict changes in the cannabis industry in order to evolve our products and better assist our clients in operating in compliance with the applicable laws of their jurisdictions and capitalizing on commercial opportunities within the applicable regulatory framework, with accuracy, efficiency, and geographic specificity. Following our July 2020 acquisition of Ample Organics, we have four data products: The MJ Analytics, or MJA; and Akerna Acumen Business Insights, which both leverage the extensive data captured in each of MJ Platform’s cultivation, E&I, distribution, and retail modules; AmpleData, which leverages data obtained through Canadian regulated retail channels; and Last Call Analytics, which provides retail sales analytics for alcohol brands. MJA gives MJ Platform clients access to aggregated data across their organization to keep track of emerging legal and commercial trends, allowing for informed actionable insights at various levels within the organization, including room, location, state, brand, and administration. MJ Platform allows users to align their operational data from three vantage points: in real-time, past trends, and predictive future. These proprietary databases assist users in making important decisions in real-time with respect to product monitoring, tracking, planning, and pricing.

1

Cannabis Industry

General

We believe the growing cannabis industry in numerous U.S. states and other countries represents a significant market opportunity for our technology, as legally licensed operating companies need to ensure they operate within applicable laws and carefully track inventory. Furthermore, both states and countries require supply chain transparency to ensure compliance and the maintenance of the seed-to-sale life cycle within their jurisdictions.

The regulated cannabis industry (medicinal and adult-use) is experiencing rapid growth. According to Arcview Market Research and BDS Analytics’ latest “State of Legal Cannabis Markets” report, total legal spending on medical and adult-use cannabis in the U.S. reached an estimated $12.2 billion in 2019, an increase of 34% over 2018’s total of $9.1 billion. U.S. legal spending is forecast to reach $31.1 billion in 2024, rising at a compound annual growth rate, or CAGR, of nearly 23% from $9.1 billion in 2018. The worldwide legal cannabis industry generated an estimated $14.9 billion in 2019, up 45.7% from 2018, which saw just 17% growth to $10.2 billion. The report also notes that with pending international legislative decisions on Mexico’s adult-use market and Germany’s medical market, total legal sales outside of the U.S. and Canada could rise from $517 million in 2018 to $5.4 billion in 2024 at a 47.7% CAGR.

Further to our current addressable market, the regulatory changes in the 2018 Farm Bill in the U.S. have created an opportunity for hemp-based CBD in general retail and pharmaceutical channels. Additionally, multiple countries across the world have legalized hemp for growth and export including Canada, China, Italy, Australia, and South Korea. In the U.S., hemp-derived CBD is available broadly across retailers (not solely licensed cannabis dispensaries), including online, drug and convenience stores, natural product, beauty, grocery, and pet stores. According to Grand View Research, Industrial Hemp Market Analysis, the global CBD market was valued at $4.6 billion in 2018 and is expected to grow at a CAGR of 22.2% from 2019 to 2025. Additionally, the global industrial hemp market size (including seeds, shivs, and fibers) was estimated at $4.71 billion in 2019 and is expected to register a revenue-based CAGR of 15.8%.

The unfortunate events of the 2019 vape scare in the United States prompted regulatory changes and additional requirements, including anti-counterfeiting tags and codes. With major investment and partnership with solo* sciences, Akerna has provided a solution to address the issue for both regulators and operators. The combined supply chain transparency solution was chosen by the State of Utah, requiring all medical dispensary products to be validated. MarketsandMarkets projects that the anti-counterfeit packaging market size will grow from $105.9 billion in 2018 to $182.2 billion by 2023, at a CAGR of 11.5%. The anti-counterfeit packaging market is projected to witness high growth due to the increasing focus of manufacturers on brand protection to reduce counterfeiting. By leveraging this investment, we strengthen our current addressable market with an essential compliance tool.

The cannabis industry is a fast-growing, increasingly complex, and rapidly changing landscape. Arcview Market Research and BDS Analytics note that the range of regulatory schemes is wide, and fines for non-compliance are steep. Proper, safe, and profitable operation of a cannabis business requires a full understanding of applicable laws, the ability to track plants and products to ensure compliance with these laws, and the ability to operate at scale in a competitive environment.

Our Platform Capabilities

Our platforms provide licensed businesses with a true enterprise solution for managing their inventory and compliance and allow government regulators to engage in accurate and real-time compliance monitoring. Key capabilities of our technology infrastructure include:

●

Seed-to-Sale Tracking – This allows tracking of products from cultivation, through harvest and processing and manufacturing, to the monitoring of the final sale to the patient or consumer. Our traceability technology captures everything that happens in an individual plant’s life, providing visibility into the supply chain from any measurement of finished product dispensed to a patient or customer, back to the plant it came from, and all activity, transportation, and transactions that happen in between. While we do not provide a point of sale processing, and never take, own, or handle any product or cash transaction, our platform does record all sales as part of state and jurisdictional compliance monitoring processes.

●

Single System Integration – This allows state-licensed clients to manage inventory, customer records, and staff in one tracking system. MJ Platform and Leaf Data Systems platforms can be fully integrated with one another. Our platforms can also be integrated with systems of numerous third-party suppliers.

●	Remote Usage and Connectivity – This allows access through any Internet connection from anywhere and on any device.

2

 MJ Platform

Seed-to-Sale

We provide state-licensed cultivators, manufacturers, distributors, and retail dispensaries with a data-driven seed-to-sale tracking platform, MJ Platform, which provides clients with an enterprise resource planning solution for managing their inventory and regulatory compliance. We believe that the product can scale to serve businesses of varying sizes, whether a small boutique shop, a large multi-state company, or a multi-country business, and is available in English, Spanish, and French. MJ Platform is used by clients to compliantly track inventory through all phases of the seed-to-sale cycle – from cultivation to extraction and infusion to packaging, distribution and retail sales. Data points are collected at every stage of the product life cycle and about multiple aspects of the plant’s growing environment, manufacturing processes, and ingredients, as well as retail pricing and purchase data.

Every stage of the product life cycle has costs attached to it, including building, labor, nutrients, lighting, water, and other, sometimes hidden, expenses. For enterprises at scale, managing costs becomes an increasingly important part of sustainability. MJ Platform allows users to track costs with specificity – by the day, by the hour, by the method, by the employee, by the product line, and by the square foot of facility space.

We service licensed cannabis operators in all verticals of the industry, including cultivation, manufacturing, distribution, and retail dispensaries. We believe our ability to service Multi-State Operators (“MSOs”), Licensed Producers (“LPs”) with multiple verticals, as well as individual operators in the cultivation and manufacturing verticals differentiates us from other cannabis industry software providers that typically do not provide solutions for these types of businesses. We have significant client presence for our commercial software solutions in mature cannabis markets such as Arizona, California, Michigan, Pennsylvania, Colorado, Utah, Illinois, Oklahoma, and Puerto Rico, as well as Canada.

We have exclusivity in the Pennsylvania and Utah markets due to our government contracts, which require operators in the states to use MJ Platform.

Partner Integrations

MJ Platform is built on a microservices architecture. This structure has a number of benefits, including the ability to segregate certain pieces of the service in order to allow for those pieces to be easily accessed by third-party services. For example, we recently entered into a partnership with Isolocity to bring increased supply chain visibility and compliance to clients. The Isolocity partnership enables cannabis enterprises to pursue international expansion by providing a QMS framework to support local and national compliance needs. By leveraging Isolocity’s QMS, MJ Platform supports GMP certification requirements, including the stricter EU-GMP standard required for the export of medical cannabis into Europe and Asia.

 As a result of MJ Platform being fully built along with Representational State Transfer (“REST”) APIs, we are able to add valuable functionality through integration and strategic partners. The partnerships allow us to offer far more value to clients at a lower development cost to the company and serves as a source of accretive referral revenue to MJ Platform.

Ample Organics

We acquired Ample in July 2020. Ample is a technology provider for cannabis businesses with a focus on providing solutions to Canadian LPs and other cannabis producers outside of Canada operating in accordance with applicable laws, to ensure cannabis cultivation operations remain compliant with the applicable regulatory landscape. Ample’s seed-to-sale platform allows cultivators to track and report every stage of their cannabis growing operations, production, and sales processes by implementing unique workflows and methods to ensure that traceability identifiers are attached to various entities at every stage of production and sale. Furthermore, the Ample technology provides insight and control for regulators by generating mandatory compliance reports on inventory, patients, physicians, and any other details required within a specific regulatory jurisdiction.

Ample currently has 50 full-time employees and provides services to over 120 LPs and five other licensed cannabis producers in Colombia, Jamaica, New Zealand, and Australia. Ample was a Deloitte FAST50 Company to Watch in 2018, placed 9th on the Deloitte FAST50 in 2019, and was ranked the 19th Top Growing Company in Canada by the Globe and Mail in 2019. Additionally, Ample is Service Organization Control (SOC) Type 2 certified.

Trellis

We acquired Trellis in April 2020 Trellis is a cannabis cultivation management, and compliance software company, that provides clients with the technology to manage and optimize their operational workflow while providing valuable business analytics. Trellis' platform integrates with state track and trace systems generates Health Canada compliant reports and provides reports and other documents for clients including order manifests, packaging labels, and batch reports. Trellis facilitates compliance by maintaining a chain of custody records from seed-to-sale with two-factor authorization and permission driven user profiles.

Solo

We acquired Solo in January 2020. Solo is a technology provider for legal cannabis businesses with a focus on providing a cannabis tracking technology that provides seed-to-sale-to-self data throughout a product’s lifecycle and empowers consumers with the ability to confirm the quality and authenticity of a product they have purchased.

Solo uses proprietary technology to place a unique encrypted arrangement of patterns, the solo*TAGTM or solo*CODETM, onto individual packaging labels. Solo technology is significantly lower cost and more secure than traditional tagging technologies like radio-frequency identification. The technology includes a free consumer mobile application, granting end-users and regulatory agencies the ability to track products in the supply chain, verify their authenticity, and learn more detailed information about the product such as its origins and ingredients.

The Solo technology platform also enables brands to connect directly with consumers. Through it, product creators can provide end-users with push notifications, targeted news, product insights, loyalty points, etc. Brands embrace the platform as it enables them to increase their revenues and create a more tailored marketing experience. clients benefit from product incentives while gaining trust in the products they are buying and consuming.

Solo has developed several key partnerships including: 14th Round, a leading cannabis packaging innovator and the number one vaporizer and packaging supplier in North America; the Global Alliance for Cannabis Commerce, a trade organization representing a major cross-section of the global cannabis industry; and the Utah Department of Health and Department of Agriculture, through Akerna's Leaf Data Systems contract including solo*TAGTM,, a key tagging and technology component in a closed-loop system used by all Utah cannabis licensees as the state’s primary tracking system at the retail, wholesale, cultivation, and manufacturing levels.

Leaf Data Systems

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

Data Analytics

We have four data products: MJA; and Akerna Acumen Big Data, which both leverage the extensive data captured in each of MJ Platform’s cultivation, E&I, distribution, and retail modules; AmpleData, which leverages data obtained through Canadian regulated retail channels; and Last Call Analytics, which provides retail sales analytics for alcohol brands.

MJA gives MJ Platform clients access to aggregate data across their organization to keep track of emerging legal and commercial trends, allowing for informed actionable insights at various levels within the organization, including room, location, state, brand, and administration. MJ Platform allows users to align their operational data from three vantage points: in real-time, past trends, and predictive future. This proprietary database assists the user in making important decisions in real-time with respect to product monitoring, tracking, planning, and pricing.

MJA is monetized through the provision of Data Analytics subscriptions to clients. We typically grant a limited, non-exclusive, non-sublicensable license to use our industry data for internal management, reporting, and business optimization purposes. The information typically supplied to clients is aggregated and anonymized information regarding products, which may or may not be those of the client, sold through sales generated through our online service platforms.

We believe we have cultivated a substantial legal cannabis dataset with over $18 billion in sales tracked and 10 years of data across 20+ states and multiple countries. With the contractual ability to aggregate and anonymize this data, we have launched the Akerna Acumen product to provide banks, investors, researchers, cannabis businesses, and non-cannabis businesses with cannabis market intelligence and valuable market comparison data. The data is available in various formats and is available with updates as frequently as daily.

Ample’s wholly-owned subsidiary, Last Call Analytics, or LCA, is a retail analytics platform designed for the beverage alcohol industry, with a focus on allowing our clients to use data to empower retail operations and generate revenue growth. The platform ingests sales and product data from a wide variety of sources, normalizes and homogenizes the dataset, and displays the resultant analysis in a proprietary application. With the underlying technologies built by LCA, Ample has created AmpleData, a retail analytics platform for the cannabis industry that applies the same proven solution to data streams ingested from various points within the regulated supply chain.

3

Consulting

Our experienced services team assists our government regulatory and business clients in integrating our platforms into their respective operations and systems.

Entering the cannabis industry is a significant undertaking. We work with clients to efficiently comply with state requirements in connection with the launch and operations of their cannabis businesses. Our management and key personnel bring deep cannabis industry experience to us. Our management team and key personnel have broad experience gained from working with numerous cannabis operations. Our consulting team has experience in every aspect of cannabis operations in every vertical (e.g., cultivation, processing, and retail). Our team members have previously managed projects, including cultivation facilities exceeding 100,000 square feet, retail operations with locations in multiple states, and online businesses serving an entire country.

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

Strategy

We intend to leverage our scale and capital markets access to pursue additional growth through organic initiatives and to pursue our ecosystem strategy which leverages integrations, partnerships, and inorganic growth.  We believe having a scaled ecosystem gives us more opportunities to leverage our footprint and increase wallet share by providing more value to our clients through having what we believe is the most robust cannabis technology suite available.   We intend to pursue additional growth through organic initiatives, including increased marketing personnel and resources, acquisitions, and strategic relationships.

Government Regulation

Cannabis and Cannabis-derived Products

We do not grow, handle, process, or sell cannabis or cannabis-derived products, nor do we ever possess any such material or process any transactions related to the sale of the same. We only provide a technology platform for our clients to ensure their compliance with state law and to monitor and control their inventory in compliance with state regulatory environments. We do not receive any commissions from sale by our clients and our revenue generation is not based on the sales of cannabis products by our clients, but rather we generate revenues through a fixed-fee based subscription revenue model. We are not directly subject to state or federal government drug regulation and our products are only intended to be used to ensure compliance with applicable state laws, under which our clients operate.

Our clients are subject to state and federal law as it relates to cannabis growth, processing, and sale. 33 U.S. states have legalized cannabis in some form. The federal government regulates drugs through the Controlled Substances Act (CSA) (21 U.S.C. § 811), which does not recognize the difference between medical and recreational use of cannabis. State laws regulating cannabis are in direct conflict with the CSA, which prohibits cannabis use and possession. Although certain states and territories authorize medical or recreational cannabis cultivation, manufacturing, production, distribution, and sales by licensed or registered entities, under federal law, the cultivation, manufacture, distribution, possession, use, and transfer of cannabis and any related drug paraphernalia, unless specifically exempt, is illegal and any such acts are criminal acts under the CSA.

While the United States Department of Justice has used prosecutorial discretion to not prioritize enforcement actions against state-legal cannabis businesses that are compliant with state, county, municipal and other local laws and regulations and which do not trigger any other federal enforcement priorities, the Department of Justice reserves the right to enforce federal law and there can be no assurance that the federal government will not enforce the CSA and related federal laws in the future.  Any shift in enforcement priority at the Department of Justice or with the individual United States Attorneys with jurisdiction over our clients, could have a drastic and adverse impact upon our clients and our business.

While we do not grow, handle, process or sell cannabis or cannabis-dervied products, our receipt of funds from clients that do conduct such operations in violation of federal law exposes us to risks related to federal racketeering laws. The Racketeer Influenced Corrupt Organizations Act (“RICO”) is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action.

Our receipt of payments from clients engaged in state-legal cannabis operations could also subject us to the consequences of a variety of federal laws and regulations that involve money laundering, financial record keeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) and any related or similar rules, regulations or guidelines, issued, administered or enforced by the federal government. Because the funds from activities that are illegal under the CSA, banks and other financial institutions providing services to us risk violation of federal anti money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the Bank Secrecy Act, among other applicable federal statutes. Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of federal laws and regulations governing financial institutions. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry and we may experience similar difficulties in obtaining and maintaining regular banking and financial services because of the activities of our clients.

Any violations of federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens or criminal charges, including but not limited to, seizure of assets, disgorgement of profits, cessation of business activities or divestiture.  In the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions. Furthermore, while there are no current intentions to declare or pay dividends in the foreseeable future, in the event that a determination was made that our proceeds from operations (or any future operations) could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Privacy & Customer Data

Regulation related to the provision of services over the Internet is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer, and use of data. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) that took effect in May 2018, impose new obligations directly on us as both a data controller and a data processor, as well as on many of our clients. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities.

Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our services to enable us or our clients to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer, and process data or, in some cases, impact our ability or our clients’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. The costs of compliance with, and other burdens imposed by, privacy laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to clients, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.

Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our clients or our clients’ customers to resist providing the data necessary to allow our clients to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit the adoption of our cloud-based solutions.

Competition

The industry in which we participate is highly fragmented, with many small and thinly-capitalized competitors. As part of our growth strategy, we may seek to acquire assets or companies that are synergistic with our business. We have built a scalable infrastructure to support both rapid organic growth and targeted acquisitions. By providing the full seed-to-sale solution, we believe we are well-positioned to be an acquirer of cannabis technology solutions throughout the supply chain. We compete with numerous technology companies that offer services that are similar to some of our services, including, but not limited to, Acumatica, BDS Analytics, BioTrackTHC, Canna Advisors, Cannabis 365, Cova Cannabis, Denver Relief, Flowhub, Greenbits, Guardian, Headset, Kind Financial, Medicine Man, Metrc, New Frontier, Nextec, 3C, Treez, and TILT Holdings.

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

Range of Services

We believe we possess a unique viewpoint into the industry because we offer solutions to, and work with, both commercial businesses and government regulatory agencies towards the common goal of ensuring regulatory compliance and real-time monitoring of inventory and sales. We offer a complete range of both software and services to meet these needs for both state governments and commercial businesses. While we do not face competition from firms focusing on specific subsets of our markets, there are a very limited number of competitors providing products or services that compete with our complete range of products and services. We compete with software companies offering a product to businesses only in a certain geographic region or of a certain business type. We also compete with consulting firms serving a specific phase of the cannabis plant life-cycle.

Industry Knowledge and Experience

Our management personnel has extensive technical and business operations knowledge and experience within the cannabis and technology industries, which has been developed through numerous years of service in key roles with a broad range of both cannabis and technology companies, both in terms of product and service type and size. We leverage this knowledge and experience to guide our product and service development and delivery. Our management team possesses significant compliance expertise, allowing us to continually monitor changes in legislation and regulation within the markets we and our clients operate. We face competition from companies that have teams with technical expertise or cannabis industry experience, but there are a limited number of competitors who have both and who understand the interplay between software and technology development and the application of the same to the evolving cannabis compliance landscape.

Proprietary Databases

Ten years of operations have provided us with a statistically significant dataset of cannabis transaction information that we believe cannot be readily duplicated by new entrants into the marketplace. This growing database includes proprietary sales, market trends, customer preferences, pricing, and regulatory data. We use this dataset to more accurately predict trends in the marketplace and make this dataset available to users of our platforms, providing greater utility to clients in this regard than can be provided by competing platforms.

4

Patents and Trademarks

We hold 2 patents in the United States, through Solo, related to its Solo*ID proprietary technology.  One patent has an issue date of December 1, 2009 and is set to expire on December 1, 2029.  The other patent has an issue date of May 31, 2011 and is set to expire on July 11, 2025.  We also have one patent application filed on April 22, 2011 by MJF, which is currently pending action by the United States Patent Office.

We and our wholly-owned subsidiaries hold 13 trademarks in the United States, principally related to Akerna, MJ Freeway, Leaf Data Systems, our Daily Dose mailer, Solo*ID and our logos and designs, 6 in Canada, principally related to Ample, AmpleCentral, AmpleData, AmpleExchange and Ample’s logos and designs and 1 in Colombia, 1 in Jamaica and 1 on EUIPO related to Ample’s logo and designs.

Employees

We had 136 employees as of June 30, 2020. None of our employees are a member of a union or a party to any collective bargaining agreement. We consider our relationship with our employees to be good.

Company Information

Merger Agreement with MJF et al.

On October 10, 2018, we (f/k/a MTech Acquisition Holdings Inc.) entered into a definitive merger agreement, or the Merger Agreement, with MTech Acquisition Corp., or MTech, MJF, MTech Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Akerna, MTech Company Merger Sub LLC, a Colorado limited liability company and a wholly-owned subsidiary of Akerna, MTech Sponsor LLC, or the MTech Sponsor, a Florida limited liability company, in the capacity as the representative for our equity holders (other than the sellers, as defined in the Merger Agreement) thereunder, and MJF and Jessica Billingsley, in the capacity as the representative for the aellers thereunder. The Merger Agreement provided for two mergers: (i) the merger of MTech Purchaser Merger Sub, with and into MTech, with MTech continuing as the surviving entity; and (ii) the merger of MTech Company Merger Sub LLC with and into MJF, with MJF continuing as the surviving entity, we refer to these two transactions together as the mergers.

On June 17, 2019, the parties consummated the mergers. The merger consideration was paid in shares of our common stock, or the Consideration Shares, at a price equal to $10.16 per share. In total, 6,520,099 Consideration Shares were issued pursuant to the Merger Agreement. At a special meeting of MTech shareholders, holders of 4,452,042 shares of MTech’s common stock sold in its initial public offering, exercised their right to redeem those shares for cash for an aggregate of $45,581,864. Upon closing of the mergers, MTech’s common stock ceased trading, and our common stock and warrants began trading on The Nasdaq Stock Market under the symbols “KERN” and “KERNW,” respectively, we changed our name from MTech Acquisition Holdings Inc. to “Akerna Corp.”, and MJF became our wholly-owned subsidiary. Immediately after giving effect to the mergers and the issuance of an additional 901,074 shares of common stock for an aggregate purchase price of approximately $9.2 million in a private placement consummated in connection with the mergers, there were 10,400,381 shares of common stock and warrants to purchase 5,993,750 shares of our common stock issued and outstanding. As of the closing date of the mergers, the former security holders of MJF beneficially owned approximately 62.7% of outstanding shares of our common stock, the former security holders of MTech beneficially owned approximately 27.7% of our outstanding shares of our common stock, and the investors in our private placement (as discussed below) beneficially owned approximately 9.6% of our outstanding shares of common stock. Upon the closing of The mergers, our management and principal stockholders beneficially owned approximately 59.70% of our outstanding shares of our common stock.

 We received proceeds of approximately $18 million upon the consummation of the mergers and the private placement, described below, net of the payments to redeeming MTech stockholders of approximately $45.6 million, third party vendors of approximately $4.4 million, and additional capital raised in the private placement of $9.2 million.

The mergers were accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America, or GAAP. The owners and management of MJF have actual or effective voting and operating control of the combined company. In the mergers, MTech is the accounting acquiree and MJF is the accounting acquirer. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the accounting acquiree accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or intangible assets are recorded.

The accompanying financial statements and related notes reflect the historical results of MJF prior to the merger and of the combined company following the mergers and do not include the historical results of MTech prior to the completion of the mergers.

The Private Placement

In connection with The mergers, from June 5, 2019, through June 10, 2019, MTech entered into subscription agreements (each, a Subscription Agreement) with certain investors, whereby the investors named therein committed to purchase an aggregate of 901,074 shares of common stock of MTech for an aggregate purchase price of approximately $9.2 million, or the Private Placement. Upon the closing of the mergers, such shares issued by MTech in the private placement were automatically converted into shares of our common stock on a one-for-one basis.

In connection with the execution of the Subscription Agreements, MTech Sponsor and MTech entered into an Agreement to Transfer Sponsor Shares with each investor in the private placement, pursuant to which MTech Sponsor agreed to transfer to each Investor at the closing of the private placement one share of Class B common stock of MTech for each nine private placement shares purchased by such investor for an aggregate of 100,120 shares of common stock.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act because we went public in the U.S. in January 2018 and meet the criteria outlined in the JOBS Act. We will remain an emerging growth company until up to the last day of the fiscal year following the fifth anniversary of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. As allowed by the JOBS Act, we have elected to utilize the extended transition period provided to non-public companies for complying with new or revised accounting standards.

Available Information

We make available, free of charge, on or thorough our website, at www.akerna.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

5

Item 1A. Risk Factors.

In addition to the other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected.

Risks Relating to Us

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception in 2010. We have experienced net losses of approximately $16.4 million and $12.4 million for the years ended June 30, 2020 and June 30, 2019, respectively. These losses have been due to the substantial investments we have made to develop our monitoring and compliance platforms and related software, market these products to government regulatory agencies and commercial businesses, and grow its infrastructure to support the increased business. We expect to continue to invest in the further development of our platforms, software, and related product offerings and to grow both our government regulatory and commercial business client base. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, product development costs, and general and administrative costs and, therefore, our operating losses will continue or even increase at least through the near term. In addition, because we are now a public company, we will incur significant legal, accounting, and other expenses that MJF did not incur as a non-public company. Furthermore, to the extent that we are successful in increasing our client base, we will also incur increased expenses because costs associated with generating and supporting client agreements are generally incurred upfront, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. Our wholly-owned subsidiary, MJF, has been in existence since 2010, and much of our revenue growth has occurred during the past three years. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future products and services;

●	changing regulatory environments and costs associated with compliance;

●	our ability to compete with other companies offering similar products and services;

●	our ability to effectively market our products and services and attract new clients;

●	existing client retention rates and the ability to upsell clients;

●	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations, and infrastructure;

●	our ability to control costs, including operating expenses;

●	our ability to manage organic growth and growth fueled by acquisitions;

●	public perception and acceptance of cannabis-related products and services generally; and

●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

Our long-term results of operations are difficult to predict and depend on the commercial success of our clients, the continued growth of the cannabis industry generally, and the regulatory environment within which the cannabis industry operates.

Our offers of products and services globally to help government regulatory agencies and commercial businesses monitor regulatory compliance and operate efficiently and successfully in compliance with applicable state laws. Our long-term results will directly depend on the continued growth of the legalized cannabis industry (and public acceptance of cannabis-related products) and the ability of our current and future clients to successfully market their own products and services. If the legalized cannabis marketplace does not continue to grow because the public does not increasingly accept cannabis-related products or government regulators adopt laws, rules, or regulations that terminate or diminish the ability for commercial businesses to develop, market, and sell cannabis-related products, our business and financial performance would be materially adversely affected. Additionally, even if the cannabis marketplace continues to grow rapidly, and government regulation allows for the free-market development of this industry, products, and services competitive with those offered by us may enjoy better market acceptance.

The legalized cannabis industry may not continue to grow and the regulatory environment may not remain favorable to participants in the industry. More generally, our products and services may not experience growing market acceptance, which would adversely impact our ability to grow revenue.

As a company whose clients operate in the cannabis industry, we face many unique and evolving risks.

We currently serve government and private clients with respect to their tracking, monitoring, and compliance needs as they operate in the growing cannabis industry. Any risks related to the cannabis industry that may adversely affect our clients and potential clients may, in turn, adversely affect demand for our products. Specific risks faced by companies operating in the cannabis industry include, but are not limited to, the following:

Marijuana remains illegal under United States federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act, or CSA, and is illegal under federal law. It remains illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our clients’ inability to proceed with their operations, which would adversely affect demands for our products.

Uncertainty of federal enforcement

On January 4, 2018, Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Attorney General Sessions issued a memorandum to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. The current Attorney General, William Barr, has not indicated any change in enforcement priority for state-compliant marijuana businesses, however, substantial uncertainty regarding federal enforcement remains. Regardless, the federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memorandum does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the federal government will not enforce such laws in the future. As a result, it is now unclear if the DOJ will seek to enforce the CSA against those users and suppliers who comply with state marijuana laws.

In 2014, Congress passed a spending bill, or the 2015 Appropriations Bill, containing a provision , or the Appropriations Rider, blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider provided a budgetary constraint on the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the DOJ maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. However, the Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOL cannot prosecute medical marijuana operators complying strictly with state medical marijuana laws. Additionally, the Appropriations Rider must be re-enacted every year. The Appropriations Rider was renewed on December 20, 2019 through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020, continued re-authorization of the Appropriations Rider cannot be guaranteed. If Congress should pass a 2021 budget rather than an extension of the 2020 budget, it would need to renew the Appropriations Rider at such time, and there can be no assurance that the Appropriations Rider would be renewed at such time. Additionally, in the event of Congress failing either to pass a 2021 budget or an extension of the 2020 budget in the form of a “continuing resolution,” a government shutdown would result, and the Appropriations Rider would no longer be in force. If the Appropriation Rider is no longer in effect, the risk of federal enforcement and override of state medical marijuana laws would increase.

Despite Attorney General Sessions’ rescission of the Cole Memorandum, the Department of the Treasury, Financial Crimes Enforcement Network, has not rescinded the “FinCEN Memo” dated February 14, 2014, which de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and marijuana-related businesses which utilize them. This memo appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for us and our clients and potential clients to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

We could become subject to racketeering laws

While we do not grow, handle, process or sell cannabis or cannabis-derived products, our receipt of funds from clients that do conduct such operations in violation of federal law exposes us to risks related to federal racketeering laws. The Racketeer Influenced Corrupt Organizations Act (“RICO”) is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. Any violation of RICO could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens or criminal charges, including but not limited to, seizure of assets, disgorgement of profits, cessation of our business activities or divestiture.

Banking regulations could limit access to banking services and expose us to risk

Our receipt of payments from clients engaged in state-legal cannabis operations could also subject us to the consequences of a variety of federal laws and regulations that involve money laundering, financial record keeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) and any related or similar rules, regulations or guidelines, issued, administered or enforced by the federal government. Since we funds from activities that are illegal under the CSA, banks and other financial institutions providing services to us risk violation of federal anti money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the Bank Secrecy Act, among other applicable federal statutes. Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of federal laws and regulations governing financial institutions. The inability to open bank accounts may make it difficult for us or our clients to operate and our client’s reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry and we may experience similar difficulties in obtaining and maintaining regular banking and financial services because of the activities of our clients.

Dividends and distributions could be prevented if our receipt of payments from clients is deemed to be proceeds of crime

In the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more federal statutes or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions. Furthermore, while there are no current intentions to declare or pay dividends in the foreseeable future, in the event that a determination was made that our proceeds from operations (or any future operations) could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Further legislative development beneficial to our operations is not guaranteed

Among other things, our business involves the provision of an online platform that provides monitoring and tracking of those involved in the cultivation, distribution, manufacture, storage, transportation, and/or sale of medical and adult-use cannabis products in compliance with applicable state law. The success of our business depends on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect the demand for our product and operations.

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

The legality of marijuana could be reversed in one or more states

The voters or legislatures of states in which marijuana has already been legalized could potentially repeal applicable laws that permit the operation of both medical and retail marijuana businesses. These actions might force businesses, including those that are our clients, to cease operations in one or more states entirely.

Changing legislation and evolving interpretations of the law

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect our clients and, in turn, our operations. Local, state, and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require our clients and thus us to incur substantial costs associated with modification of operations to ensure such clients’ compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

Dependence on client licensing

Our business is dependent on our clients obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for our clients to operate their businesses will be obtained, retained or renewed. If a licensing body were to determine that a client of ours had violated applicable rules and regulations, there is a risk the license granted to that client could be revoked, which could adversely affect our operations. There can be no assurance that our existing clients will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

 Insurance risks

In the United States, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

6

The cannabis industry is an evolving industry and we must anticipate and respond to changes.

The cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted. While we have attempted to identify any risks specific to the cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this Annual Report, which could materially and adversely affect our business and financial performance. We expect that the cannabis market and our business will evolve in ways that are difficult to predict. For example, it is anticipated that over time, we will reach a point in most markets where we have achieved a market penetration level in which new client acquisitions are less productive, and the continued growth of our revenue will require more focus on increasing the rate at which existing clients purchase products and services across our platforms. Our long-term success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the cannabis industry, our operations could be adversely affected.

A significant portion of our business is and is expected to be, from government contracts, which present certain unique risks.

Contracts for the Leaf Data Systems with government agencies in Pennsylvania, Washington, and Utah represented 39% of our revenue for the fiscal year ended June 30, 2020. In order to obtain a government contract for the Leaf Data Systems, we are required to follow a competitive bidding process in each state where we seek a contract. Government contracts have very specific compliance requirements that often require contractors to invest material time and money to prepare a bid to ensure that our technology, processes, and staff meet these specific requirements. After expenditures of such time and money, there is no assurance that the bid will result in an award of a contract. Further, even if a contract is awarded, there are strict procedures that government agencies follow when it comes to reimbursement of the costs incurred in the course of fulfilling contracts. Accordingly, it is possible that some or all costs might not be reimbursed under a government contract as contemplated by us.

Government agencies also typically audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems, and compliance with applicable laws, regulations, and standards. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines, and suspension, or prohibition from doing business with the government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations, and growth prospects.

There also is typically a longer window of liability under government contracts than private contracts, and the government can seek claims after the contract has ended and payments under the contract have been made. The terms of government contracts may also require the sharing of proprietary information, processes, software, and research and development efforts with the government. Additionally, government employees are required to follow certain protocols to ensure there is no appearance of impropriety in the bidding process. As a result, bidders on government contracts must ensure that there is no appearance of favoritism, gift-giving, bribery, or the exertion of other influences in the bidding process. Any finding of the same can result in fines to the bidder and cancellation of contracts. The applicable state government generally has the ability to terminate our contract, in whole or in part, without prior notice, for convenience or for default based on performance. If a government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. The state government also has the ability to stop work under a contract for a limited period of time for its convenience.

We cannot assure you that we will be successful in navigating the government contract bidding process or that we will be able to maintain our existing government contracts or obtain additional government contracts in the future.

Our operations may be adversely affected by disruptions to our information technology, or IT, systems, including disruptions from cybersecurity breaches of our IT infrastructure.

We rely on information technology networks and systems, including those of third-party service providers, to process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including financial reporting, data management, project development, and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, sabotage, and similar events. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems to sophisticated and targeted measures known as advanced persistent threats. The ever-increasing use and evolution of technology, including cloud-based computing, create opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, information theft of confidential information, or reputational damage from industrial espionage attacks, malware, or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Despite the implementation of network security measures and disaster recovery plans, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, and similar disruptions. If we or our vendors are unable (or are perceived as unable) to prevent such outages and breaches, our operations may be disrupted, and our business reputation could be adversely affected.

We expect that risks and exposures related to cybersecurity attacks will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats.

Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients and market our products and services.

Because we store, processes, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations (including Canada’s Cannabis Act and related regulations and the European Union’s general data protection regulation, or GDPR) regarding privacy, data protection, and other matters. While we believe we are currently in compliance with applicable laws and regulations, many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We rely on third parties for certain services made available to users of our platforms, which could limit our control over the quality of the user experience and our cost of providing services.

Some of the applications and services available through the Leaf Data System and MJ Platform are provided through relationships with third-party service providers. We do not typically have any direct control over these third-party service providers. These third-party service providers could experience service outages, data loss, privacy breaches, including cyber-attacks, and other events relating to the applications and services they provide that could diminish the utility of these services and which could harm users thereof. The MJ Platform itself does not depend on any third-party software or applications and is based entirely on open source technologies and custom programming. The MJ Platform, however, is hosted by Amazon Web Services, a third-party service provider. There are readily available alternative hosting services available should we desire or need to move to a different web host. Certain ancillary services provided by us also uses the services of third-party providers, for which, we believe, there are readily available alternatives on comparable economic terms. Offering integrated platforms, such as the Leaf Data System and MJ Platform which rely, in part, on the services of other providers lessens the control that we have over the total client experience. Should the third-party service providers we rely upon not deliver at standards we expect and desires, acceptance of our platforms could suffer, which would have an adverse effect on our business and financial performance. Further, we cannot be assured of entering into agreements with such third-party service providers on economically favorable terms.

Acquisitions and integration issues may expose us to risks.

Our business strategy includes making targeted acquisitions. Any acquisition that we make may be of significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial, and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully with our own. Any acquisitions would be accompanied by risks. For example, there may be significant changes in our market value after we have committed to complete the transaction and have established the purchase price or exchange ratio; a potential targeted acquisition’s business and prospects may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies, and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, clients, suppliers, and contractors; and the acquired business or assets may have unknown liabilities that may be significant. If we choose to use equity securities as consideration for such an acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. To grow and be successful, we need to attract and retain qualified personnel.

We recently acquired three separate operating companies: Solo, Trellis Solutions Inc., an Ontario corporation (“Trellis”), and Ample. We may not be able to successfully integrate all three of these businesses into our operations, including assimilating the operations and personnel of each of these companies. If we do not successfully integrate these businesses we may not maximize the anticipated benefits of these acquisitions and efforts to complete such integration may have an adverse impact on our results of operations by distracting management and other key personnel, increasing costs of operations, or exposing us to additional liabilities.

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

Our growth and success will depend to a significant extent on our ability to identify, attract, hire, train, and retain qualified professional, creative, technical, and managerial personnel. Competition for experienced and qualified talent in the cannabis industry can be intense. We may not be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate, and retain qualified personnel in the future, such inability could adversely affect our operations.

We are smaller and less diversified than many of our potential competitors.

While we believe we are a leading provider in the software solutions segment of the cannabis industry, there are general software design and integrated business platform companies seeking to provide online and software-based business solutions and operations integration to clients in numerous industries. The continued growth of the cannabis industry will likely attract some of these existing companies and incentivize them to produce solutions that are competitive with those offered by us. Many of these potential competitors are a part of large diversified corporate groups with a variety of other operations and expansive resources. We may not be able to successfully compete with larger enterprises devoting significant resources to compete in our target market space, which may negatively affect operations.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property relating to our Leaf Data Systems and MJ Platform, and intellectual property acquired in business combinations, such as Solo, Trellis, and Ample. We seek to protect our proprietary and intellectual property rights through patent applications, available copyright and trademark laws, nondisclosure agreements, and licensing and distribution arrangements with reputable companies in our target markets. While patent protection for inventions related to cannabis and cannabis-related products is available, there are substantial difficulties faced in the patent process by cannabis-related businesses. Further, patent applications may be rejected for numerous other reasons beyond those related to the cannabis industry, including that the subject matter of the application is found to be non-patentable. Our previous patent applications were denied and while we are continuing to pursue such applications and believe they are with merit, there can be no assurance that patents will be issued on these applications. The failure to be awarded patents on our technology could weaken our ability to enforce our intellectual property rights. Any such enforcement, whether we have been granted patent protection or not, would be costly, and there can be no assurance that we will have the resources to undertake all necessary action to protect our intellectual property rights or that we will be successful. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect the same and could distract management from our underlying business operations. The infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

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

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, clients, and partners, and our software is protected by the U.S. and international copyright laws.

Despite efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology, as was the case when our source code was compromised in June 2017. We have taken significant actions to improve security but will be required to regularly modify our systems to combat new hacking approaches as they develop. In addition, as our international operations expand, effective intellectual property protection may not be available or may be limited in foreign countries.

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

Our business and stock price may suffer as a result of our limited public company operating experience and if securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock in an adverse manner, the price and trading volume of our common stock could decline.

If we are unable to execute our business strategy, either as a result of our inability to manage effectively our business in a public company environment or for any other reason, our business, prospects, financial condition, and operating results may be harmed.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. We currently have limited coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who cover, or who may cover us in the future, change their recommendation regarding our stock in an adverse manner, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of MJF as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to conclude that our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Failure to remediate material weaknesses in internal controls over financial reporting could result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal controls over financial reporting and has concluded that due to such material weaknesses, our disclosure controls and procedures were not effective as of June 30, 2020. If not remediated, our failure to establish and maintain effective disclosure controls and procedures over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

These provisions:

●	create a staggered Board of Directors making it more difficult for stockholders to remove a majority of the Board of Directors and take control;
●	grant the Board of Directors the ability to designate the terms of and issue new series of preferred shares, which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of the common stock;
●	impose limitations on our stockholders’ ability to call special stockholders’ meetings; and
●	make it more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Amended and Restated Certificate of Incorporation, our bylaws, and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including to delay or impede a merger, tender offer or proxy contest involving us. Any delay or prevention of a change in control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

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

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers, and employees for breach of fiduciary duty, actions under the Delaware general corporation law or under our amended and restated certificate of incorporation, or actions asserting a claim governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act of 1934, as amended, or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars, or health epidemics.

We may be impacted by business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires. An outbreak of any of the foregoing or fear of any of the foregoing could adversely impact us by disruption the operations of our clients, which could result in delayed payments, non-renewal of contracts, and other adverse effects on the market for our products or by causing product development and implementation delays and disruptions (including as a result of government regulation and prevention measures). We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results, and financial condition.

Direct and indirect consequences of the COVID-19 pandemic may have material adverse consequences.

The current COVID-19 pandemic is creating extensive disruptions to the global economy. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, we may experience adverse effects on our operations. Specifically, if our clients are forced to reduce business hours or close their businesses for an extended period of time or if their customer base experiences financial hardship, our clients may experience a sharp decline in revenue and be unable to meet their obligations to us under existing agreements or be unwilling to extend their agreements past current terms, which may adversely impact our financial results. Further, we may experience a decrease in new clients due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of COVID-19. As governments are focused on relief efforts and fiscal stimulus measures, important legislation to expand or clarify certain existing or new markets for our products may be postponed or abandoned, which may adversely impact our results. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to operate our business as currently contemplated, which may adversely affect our liquidity and working capital. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this registration statement, such as those relating to our operations and financial condition. Due to the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. Through June 30, 2020, we have experienced delays in our consulting projects and the corresponding delay in revenue recognition for such projects, which we believe could be the result of government shutdowns and other regulatory uncertainty surrounding COVID-19.

7

Risks Relating to our Convertible Debt

The issuance of shares of our common stock pursuant to our convertible notes may result in significant dilution to our stockholders.

The conversion of our outstanding senior secured convertible notes, issued on June 9, 2020, could result in the issuance of a significant number of shares of our common stock. Currently, the $17 million principal amount of convertible notes is convertible at a price of $11.50 per share, which would result in the issuance of 1,478,260 shares of our common stock upon the conversion of the convertible notes in full. Beginning on April 1, 2021, at the option of Akerna, the installment payments on the convertible notes can be converted into shares of common stock of Akerna at a price per share equal to the lower of (i) the conversion price then in effect, or (ii) the greater of (x) the floor price of $1.92 and (y) 90% of the lower of (A) the volume-weighted average price of the common stock as of the trading day immediately preceding the applicable date of determination and (B) the quotient of (I) the sum of the volume-weighted average price of the common stock for each of the two (2) trading days with the lowest volume-weighted average price of the common stock during the ten consecutive trading day period ending on and including the trading day immediately prior to the applicable date of determination, divided by (II) two.

Due to the variable nature of the adjustments of installment conversion prices and the formula that sets certain conversion prices of these securities based on a discount to the then-current market price, we could issue up to 8,854,167 shares of common stock upon conversion of the convertible notes at the floor price, which may result in significant dilution to our stockholders and could negatively impact the trading price of our common stock.

Our obligations to the holders of our convertible notes are secured by a security interest in substantially all of our assets, if we default on those obligations, the convertible noteholders could foreclose on our assets.

Our obligations under the senior secured convertible notes, issued on June 9, 2020, and the related transaction documents are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under such convertible notes, the collateral agent on behalf of the holders of the convertible notes could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and you may lose all or part of your investment.

Events of default under the convertible notes include: (i) suspension of trading of the common stock on a national securities exchange for five days; (ii) uncured conversion failure; (iii) failure by us to maintain required share allocations for the conversion of the convertible notes; (iv) failure by us to pay principal when due; (v) failure to remove restricted legends from shares issued to the holders upon conversion of the convertible notes; (vi) the occurrence of any default under, redemption of or acceleration prior to maturity of at least an aggregate of $50,000 of indebtedness of Akerna; (vii) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against Akerna or any subsidiary and not dismissed within 45 days of initiation; (viii) the commencement by Akerna or any subsidiary of a voluntary case or proceeding under any applicable federal, state or foreign bankruptcy, insolvency, reorganization or other similar law; (ix) the entry by a court of a decree, order, judgment or other similar document in respect of Akerna or any subsidiary of a voluntary or involuntary case or proceeding under any applicable federal, state or foreign bankruptcy, insolvency, reorganization or other similar law; (x) final judgment for the payment of money aggregating in excess of $50,000 are rendered against Akerna or any subsidiary and not bonded or discharged within 30 days; (xi) failure of Akerna or any subsidiary to pay when due any debts in excess of $50,000 due to any third party; (xii) breaches by Akerna or any subsidiary of any representations or warranties in the securities purchase agreement pursuant to which the convertible notes were purchased or any document contemplated thereby; (xiii) a false or inaccurate certification by Akerna that either (A) the “Equity Conditions” (as defined in the convertible notes) are satisfied, (B) there has been no “Equity Conditions Failure,” (as defined in the Notes) or (C) as to whether any event of default has occurred; (xiv) failure of Akerna or any subsidiary to comply with certain of the covenants in the convertible notes; (xv) the occurrence of (A) at any time after the six month anniversary of the issuance date of the convertible notes, any current public information failure that remains outstanding for a period of twenty (20) trading days or (B) any restatement of any financial statements of Akerna filed with the SEC; (xvi) any material adverse effect occurring; (xvii) any provision of any transaction document shall at any time for any reason cease to be valid and binding or enforceable; (xviii) any security document shall for any reason (other than pursuant to the express terms thereof or due to any failure or omission of the collateral agent) fail or cease to create a separate valid and perfected and, except to the extent permitted by the terms hereof or thereof, first priority lien; (xix) any material damage to, or loss, theft or destruction of, any collateral, that is material to the business of Akerna or any subsidiary and is not reimbursed by insurance; or (xx) any event of default occurs under any other convertible note.

The holders of the convertible notes have certain additional rights upon an event of default under such convertible notes, which could harm our business, financial condition, and results of operations and could require us to reduce or cease or operations.

Under the convertible notes, the holders have certain rights upon an event of default. Such rights include (i) the remaining principal amount of the convertible notes bearing interest at a rate of 15% per annum, (ii) during the event of default the holders of the convertible notes will be entitled to convert all or any portion of the convertible notes at an alternate conversion price equal to the lower of (i) the conversion price then in effect, and (ii) 80% of the lower of (x) the volume weighted average price of the common stock as of the trading day immediately preceding the applicable date of determination and (y) the quotient of (A) the sum of the volume weighted average price of the common stock for each of the two (2) trading days with the lowest volume weighted average price of the common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than the floor price, and (iii) the holder having the right to demand redemption of all or a portion of the convertible notes, as described below. At any time after certain notice requirements for an event of default are triggered, a holder of convertible notes may require us to redeem all or any portion of the convertible note by delivering written notice. The redemption price will equal the greater of (i) 115% of the outstanding principal of the convertible note to be redeemed and accrued and unpaid interest and unpaid late charges thereon, and (ii) an amount equal to the market value of the shares of the common stock underlying the convertible notes, as determined in accordance with the convertible notes. Upon the occurrence of certain events of default relating to the bankruptcy of Akerna, whether occurring prior to or following the maturity date, Akerna will be required to immediately redeem the convertible notes, in cash, for an amount equal to 115% of the outstanding principal of the convertible notes, and accrued and unpaid interest and unpaid late charges thereon, without the requirement for any notice or demand or other action by any holder or any other person or entity. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.

The exercise of any of these rights upon an event of default could substantially harm our financial condition, substantially dilute our other shareholders and force us to reduce or cease operations and you may lose all or part of your investment.

Risks Relating to our common stock

We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of common stock.

Any additional financing that we secure, may require the granting of rights, preferences, or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event, may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt, subject to the limitations imposed by our current outstanding convertible notes, or the issuance or sale of other securities or instruments senior to our shares of common stock. We cannot be certain how the repayment of our convertible notes will be funded and we may issue further equity or debt in order to raise funds to repay the promissory notes, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our shares of common stock and you may lose all or part of your investment.

Warrants are exercisable for our common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Currently, there are warrants to purchase 5,813,804 shares of our common stock. Each one of our warrants is exercisable for one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The market price of our shares of common stock is particularly volatile given our status as a relatively new public company with a generally small and thinly traded public float, which could lead to wide fluctuations in our share price. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

The market for our shares of common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors, including the fact that our shares are thinly traded relative to larger, more established companies. The price for our shares of common stock could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand. Currently, there are public warrants to purchase 5,813,804 shares of our common stock at $11.50 per share and a $17 million in principal amount of convertible notes convertible at a price of $11.50 per share, which if exercised or converted and sold into the open market could cause our stock price to decline. In addition, because we may be considered a speculative or “risky” investment due to our lack of profits to date, certain investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of common stock on the market more quickly and at greater discounts, thus resulting in a rapid downward decline in the price of our common stock. Many of these factors are beyond our control and may decrease the market price of our shares of common stock, regardless of our operating performance.

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

●

Actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally;

●	Market conditions in our industry, the industries of our clients, and the economy as a whole;

●	Actual or expected changes in our growth rates or our competitors’ growth rates;

●	Developments in the financial markets and worldwide or regional economies;

●	Announcements of innovations or new products or services by us or our competitors;

●	Announcements by the government relating to regulations that govern our industry;

●	Sales of our common stock or other securities by us or in the open market; and

●	Changes in the market valuations of other comparable companies.

The trading price of our shares of common stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results, and financial condition.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation in the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans, and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our shares of common stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attribute to offset its post-change income may be limited. We may, in the future, as a result of subsequent shifts in our stock ownership, experience, an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Internal Revenue Code has occurred at any time in the past or may occur in the foreseeable future, due to the costs and complexities associated with completing such a study. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes.

8

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We currently maintain offices at 1630 Welton St., Floor 4, Denver, Colorado 80202, which we lease for an aggregate of approximately $41,900 per month. The lease expires on January 31, 2022. We believe our current offices are suitable and adequate to operate our business at this time.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our properties other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Trading Symbol for Common Stock and Warrants

Our common stock and warrants are currently quoted on the Nasdaq Capital Market under the symbols “KERN” and “KERNW”, respectively.

Holders

According to Continental Stock Transfer & Trust Company, our transfer agent, there were 167 active holders of record of our common stock and 6 active holders of record of our warrants as of September 25, 2020.

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

Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the three months ended June 30, 2020, were previously reported in our Current Reports on Form 8-K.

Repurchase of Securities

During the three months ended June 30, 2020, neither we nor any of our affiliates repurchased shares of our common stock or warrants registered under Section 12 of the Exchange Act.

2019 Long Term Incentive Plan Summary

The purpose of the Incentive Plan is to enable Akerna to offer its employees, officers, directors and consultants whose past, present and/or potential future contributions to Akerna have been, are, or will be important to its success, an opportunity to acquire a proprietary interest in Akerna. The various types of incentive awards that may be provided under the Incentive Plan are intended to enable Akerna to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

Plan Administration

The Incentive Plan is administered by the compensation committee of the Akerna Board (the “Compensation Committee”) or by the full Akerna Board, which may determine, among other things, (1) the persons who are to receive awards, (2) the type or types of awards to be granted to such persons, (3) the number of shares of common stock to be covered by, or with respect to what payments, rights, or other matters are to be calculated in connection with the awards, (4) the terms and conditions of any awards, (5) whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares of common stock, other securities, other awards or other property, or cancelled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, cancelled, forfeited, or suspended, (6) whether, to what extent, and under what circumstances the delivery of cash, shares of common stock, other securities, other awards or other property and other amounts payable with respect to an award, and (7) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the Incentive Plan.

Stock Options

Stock options granted under the Incentive Plan may be of two types: (i) Incentive Stock Options (as defined in the Incentive Plan) and (ii) Non-qualified Stock Options (as defined in the Incentive Plan). Any stock option granted under the Incentive Plan shall contain such terms, as the Compensation Committee may from time to time approve.

The term of each stock option shall be fixed by the Compensation Committee; provided, however, that no stock option may be exercisable after the expiration of ten years from the date of grant; provided, further, that no Incentive Stock Option granted to a person who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of voting stock of Akerna (“10% Shareholder”) may be exercisable after the expiration of five years from the date of grant.

The exercise price per share purchasable under a stock option shall be determined by the Compensation Committee at the time of grant; provided, however, that the exercise price of a stock option may not be less than 100% of the fair market value on the date of grant; provided, further, that the exercise price of an Incentive Stock Option granted to a 10% Shareholder may not be less than 110% of the fair market value on the date of grant.

Stock Appreciation Rights

The Compensation Committee may grant Stock Appreciation Rights in tandem with a stock option or alone and unrelated to a stock option. The Compensation Committee may grant stock appreciation rights to participants who have been or are being granted stock options under the Incentive Plan as a means of allowing such participants to exercise their stock options without the need to pay the exercise price in cash. In the case of a Non-qualified Stock Option, a stock appreciation right may be granted either at or after the time of the grant of such Non-qualified Stock Option. In the case of an Incentive Stock Option, a stock appreciation right may be granted only at the time of the grant of such Incentive Stock Option. Stock appreciation rights shall be exercisable as shall be determined by the Compensation Committee. All or a portion of a stock appreciation right granted in tandem with a stock option shall terminate and shall no longer be exercisable upon the termination or after the exercise of the applicable portion of the related stock option.

Restricted Stock and Restricted Stock Units

Shares of restricted stock may be awarded either alone or in addition to other awards granted under the Incentive Plan. The Compensation Committee shall determine the eligible persons to whom, and the time or times at which, grants of restricted stock will be awarded, the number of shares to be awarded, the price (if any) to be paid by the holder, any restriction period, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the awards. In addition, the Compensation Committee may award restricted stock units, which may be subject to vesting and forfeiture conditions during the applicable restriction period, as set forth in an agreement.

Restricted stock constitutes issued and outstanding shares of common stock for all corporate purposes. The holder will have the right to vote such restricted stock and to exercise all other rights, powers and privileges of a holder of common stock with respect to such restricted stock, subject to certain limited exceptions. Upon the expiration of the restriction period with respect to each award of restricted stock and the satisfaction of any other applicable restrictions, terms and conditions, all or part of such restricted stock shall become vested in accordance with the terms of the agreement. Any restricted stock that do not vest shall be forfeited to Akerna and the holder shall not thereafter have any rights with respect to such restricted stock.

The Compensation Committee may provide that settlement of restricted stock units will occur upon or as soon as reasonably practicable after the restricted stock units vest or will instead be deferred, on a mandatory basis or at the holder’s election, in a manner intended to comply with tax laws. A Holder will have no rights of a holder of common stock with respect to shares subject to any restricted stock unit unless and until the shares are delivered in settlement of the restricted stock unit. If the Committee provides, a grant of restricted stock units may provide a holder with the right to receive dividend equivalents.

Other Stock-Based Awards

Other Stock-Based Awards may be awarded, subject to limitations under applicable law, that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock, as deemed by the Compensation Committee to be consistent with the purposes of the Incentive Plan, including, without limitation, purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures, or other rights convertible into shares of common stock and awards valued by reference to the value of securities of or the performance of specified subsidiaries.

Change of Control Provisions

The Incentive Plan provides that in the event of a change of control event, (1) all of the then outstanding options and stock appreciation rights granted pursuant to the Incentive Plan will immediately vest and become immediately exercisable as of a time prior to the change in control and (2) any performance goal restrictions related to an award will be deemed achieved at 100% of target levels and all other conditions met as of a time prior to the change in control. In the event of the sale of all of Akerna’s assets or a change of control event, then the Compensation Committee may (1) accelerate the vesting of any and all Stock Options and other awards granted and outstanding under the Incentive Plan; (2) require a holder of outstanding options to relinquish such award to Akerna upon the tender by Akerna to holder of cash, stock or other property, or any combination thereof pursuant to the terms of the Incentive Plan and (3) terminate all incomplete performance periods in respect of awards in effect on the date the acquisition occurs, determine the extent to which performance goals have been met based upon such information then available as it deems relevant and cause to be paid to the holder all or the applicable portion of the award based upon the Compensation Committee’s determination of the degree of attainment of performance goals, or on such other basis determined by the Compensation Committee.

The Akerna Board may at any time, and from time to time, amend alter, suspend or discontinue any of the provisions of the Incentive Plan, but no amendment, alteration, suspension or discontinuance shall be made that would impair the rights of a holder under any agreement theretofore entered into hereunder, without the holder’s consent, except as set forth in this Incentive Plan or the agreement. Notwithstanding anything to the contrary herein, no amendment to the provisions of the Incentive Plan shall be effective unless approved by the stockholders of Akerna to the extent stockholder approval is necessary to satisfy any provision of the Ethics Code or other applicable law or the listing requirements of any national securities exchange on which Akerna’s securities are listed.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights or vesting of restricted stock units (column - a)	Weighted- average exercise price of outstanding options, warrants and rights or vesting of restricted stock units (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2019 - Equity compensation plan approved by security holders	525,278	$—	1,172,321
Total	525,278	$—	1,172,321

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

See Item 1. "Business"

Key Business Metrics

In addition to our results determined in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, we believe Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, and Adjusted EBITDA are useful in evaluating our operating performance. We use EBITDA and Adjusted EBITDA, to evaluate our ongoing operations and for internal planning and forecasting purposes. Please see the heading Non-GAAP Financial Measures for additional discussion and a reconciliation of GAAP net loss to these non-GAAP measures.

Impact of COVID-19

In December 2019, COVID-19 was first reported. After ongoing assessment of the rapid spread, number of cases and countries affected, on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has created significant global economic uncertainty, impacted the business of our clients, impacted our consulting business and our results of operations and could further impact our results of operations and our cash flows in the future.

In response to the COVID-19 pandemic, beginning in the third fiscal quarter of 2020, we took actions in response to the pandemic that focused on maintaining business continuity, helping our employees, helping our customers and communities, and preparing for the future and the long-term success of our business. As a result of the pandemic our results for the third fiscal quarter 2020 reflected a significant delay in consulting revenue as compared to the same period a year ago. Our consulting bookings increased year-over-year, but delivery delays due to COVID-19 caused our total revenue to remain flat. We expect to recognize the delayed revenue in the coming fiscal year.

The COVID-19 pandemic impacted our clients’ business and industry. Nearly every state and country declared access to medical and adult use cannabis essential, which we believe is a significant shift in sentiment and our clients also have experienced increased consumer demand throughout the year, including during the pandemic. We believe COVID-19 has accelerated consolidation in the cannabis industry. At the peak of the crisis, cannabis companies lost on average 75% to 90% of their value, however sales across the industry rose 78% year-over-year. More state governments are looking to cannabis legalization to generate tax revenue and create jobs, as evidenced by 12 new pending state ballot initiatives up for vote in November 2020, the most since the last presidential election in 2016, when eight of nine measures passed.

The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, the severity of the disease, responsive actions taken by public health officials, the impacts on our clients and our sales cycles, our ability to generate new business, the impacts on our clients, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or clients’ productivity, our results of operations and overall financial performance may be harmed.

See the section entitled “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Financial Results of Operations

Revenue

Our software revenue is derived from our commercial software platforms, MJ Platform® and Trellis, our data analytics offerings, our SaaS ERP offerings for state-licensed businesses, and our government regulatory platform, Leaf Data Systems, our track-and-trace product for government agencies. Commercial software contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year, although we do have some multi-year MJ Platform contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. MJ Platform and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements.

Consulting services revenue growth is driven by numerous factors. In new emerging states, we provide solutions for operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses. Accordingly, we expect our consulting services to continue to grow as more states emerge with legalization reforms.

Our other revenue is derived primarily from point of sale hardware and labels.

Cost of Revenue

Our cost of revenue is derived from direct costs associated with operating our commercial and government regulatory software platforms and providing consulting services. The cost of revenue for our commercial and government regulatory platforms relates primarily to hosting and infrastructure costs and subcontractor expenses incurred in connection with certain government contracts. Consulting cost of revenue relates primarily to our employees’ and consultants’ salaries and other related compensation expenses. We record the cost of revenue using on the direct cost method. This method requires the allocation of direct costs including support services and materials to the cost of revenue.

Product Development Expenses

Our product development expenses include salaries and benefits, nearshore contractor expenses, technology expenses, and other overhead related to the ongoing maintenance of our commercial and government regulatory software platforms and planning for new software development, that do not qualify for capitalization. During the year ended June 30, 2020, we determined that changes in our processes allowed us to cost effectively distinguish minor enhancements and upgrades to our existing commercial and government regulatory software platforms from maintenance of the platforms, which allowed us to capitalize qualifying costs as internally developed software. Prior to the year ended June 30, 2020, we were not able to cost effectively identify the cost of enhancements and upgrades from ongoing maintenance and expensed all costs as incurred as product development expenses.

Sales and Marketing Expenses

Sales and marketing expense is primarily salaries and related expenses, including commissions, for our sales, marketing, and client service staff. We also categorize payments to partners and marketing programs as sales and marketing expenses. Marketing programs consist of advertising, events, such as trade shows, corporate communications, brand building, and product marketing activities. We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new clients, and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in a particular quarter.

General and Administrative Expenses

Our general and administrative expenses include salaries and benefits and other costs of departments serving administrative functions, such as executives, finance and accounting, human resources, public relations and investor relations. In addition, general and administrative expense includes nonpersonnel costs, such as professional fees and other supporting corporate expenses not allocated to cost of revenue, product and development or sales and marketing. These expenses have grown over time, due to our investments in personnel, technology and other infrastructure as we continue to position ourselves for growth both organically and through strategic acquisitions. Additionally, there is a cost of compliance as a publicly traded company, which we expect to continue.

Results of Operations for the Year Ended June 30, 2020 Compared with the Year Ended June 30, 2019

The following table highlights the various sources of revenues and expenses for the year ended June 30, 2020 as compared to the year ended June 30, 2019:

	Year Ended June 30,		Change
	2020	2019	Period over Period
Revenues:
Software	$9,976,580	$8,256,492	$1,720,088	21%
Consulting	2,379,947	2,307,129	72,818	3%
Other	216,749	259,496	(42,747)	(16%)
Total revenue	12,573,276	10,823,117	1,750,159	16%

Cost of revenues	6,209,724	4,633,844	1,575,880	34%
Gross profit	6,363,552	6,189,273	174,279	3%
Gross profit margin	51%	57%

Operating expenses:
Product development:	3,206,310	5,565,097	(2,358,787)	(42%)
Sales and marketing	7,792,480	7,498,114	294,366	4%
General and administrative	11,320,715	5,638,408	5,682,307	101%
Depreciation and amortization	1,315,898	—	1,315,898	nm
Total operating expenses	23,635,403	18,701,619	4,933,784	26%

Loss from operations	$(17,271,851)	$(12,512,346)	$(4,759,505)	38%

nm – percentage change not meaningful

Total Revenue

Total revenue increased to $12.6 million for the fiscal year ended June 30, 2020 from $10.8 million for the fiscal year ended June 30, 2019, an increase of $1.8 million, or 16%. The increase in total revenue compared to the fiscal year ended June 30, 2019 was driven primarily by growth achieved across our commercial software business, MJ Platform, our government regulatory software business, Leaf Data Systems, and the acquisition of Trellis. Consulting revenue increased slightly year over year.

Software Revenue

Our total software revenue increased to $10.0 million for the fiscal year ended June 30, 2020 from $8.3 million for the fiscal year ended June 30, 2019, for an increase of $1.7 million, or 21%. Total software revenue accounted for 79% and 76% of total revenue for the years ended June 30, 2020 and 2019, respectively. The increase in software revenue during the year ended June 30, 2020 was primarily driven by an $0.8 million increase in MJ Platform subscription revenue due to growth in the number of subscriptions.

Software revenues generated from government clients totaled $4.9 million and $4.2 million during the years ended June 30, 2020 and 2019, respectively. Leaf Data Systems revenue increased for the fiscal year ended June 30, 2020 primarily as a result of our new contract with the state of Utah partially offset by a decrease in volume of change orders in the current year period. Change orders represent out-of-scope functionality modifications requested by the client. Revenues earned from these change orders are recognized upon acceptance and delivery of the requested modifications. As a result, revenues from change orders vary year to year and may be impacted by the timing of entering into agreements and the number of requested change orders in any given period.

Consulting Revenue

Our consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $2.4 million for the fiscal year ended June 30, 2020 compared to $2.3 million for the fiscal year ended June 30, 2019, an increase of $0.1 million, or 3%, as a result of a higher demand for services and an increased number of application clients through the third quarter of fiscal 2020. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual year-over-year comparisons may experience variability depending on the timing of recent legislative changes. During the COVID-19 pandemic and resulting shut-down, state legislatures have turned their focus to the pandemic and tabled work on cannabis legislation, which resulted in delays in our providing consulting services during the fourth quarter of fiscal 2020. However, there are a number of states with ballot initiatives to adopt new medical or adult use marijuana laws approved for the November 2020 elections. We expect, despite the slowing of our consulting activity experienced during the pandemic, we will see increased demand for our services following the November 2020 election.

Consulting revenue was 19% and 21% of total revenue for the years ended June 30, 2020 and 2019, respectively. Due to the nature of consulting revenue and our dependence on emerging market activity as a driver of demand, the quarters in which we recognize consulting revenue has varied from year to year depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes our retail/resale revenue, which was generated from point of sale hardware, and revenue generated by the sale of solo*TAGsTM, solo*CODEsTM and the related activation fees. Other revenue decreased slightly to $0.2 million for the fiscal year ended June 30, 2020 from $0.3 million for the fiscal year ended June 30, 2019. Other revenue was 2% of total revenue for the fiscal year ended June 30, 2020. We have entered into a revenue sharing agreement with a printer supplier, whereby our clients will acquire hardware from the supplier and the supplier will share a percentage of revenue generated by our clients with us. In accordance with GAAP, we may only recognize the portion of the revenue that the supplier shares with us pursuant to the new arrangement, as a result, we expect both revenue and cost of sales to decrease in the future, with minimal effect on gross margin.

Cost of Revenue and Gross Margin

Our cost of revenue increased to $6.2 million for the fiscal year ended June 30, 2020 from $4.6 million for the fiscal year ended June 30, 2019, an increase of 34%. This increase was primarily due to the addition of a subcontractor supporting our Leaf Data Systems contract with Utah, an increase in subcontractor costs to support our contract with Pennsylvania, and an increase in the cost of hosting, software and applications as a result of our increased usage fees for cloud service providers to support the growth in commercial software platform subscriptions and government regulatory platform contracts. We also incurred higher direct labor costs associated with providing our consulting services of $0.1 million.

Because the applications and services available through the Leaf Data System are provided through relationships with third-party service providers at higher costs than those from our commercial software platform contracts, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in the cost of revenues on the statement of operations, were $3.3 million and $2.0 million during the years ended June 30, 2020 and 2019, respectively. The increase in cost of government revenues incurred by us was due to the addition of our contract with the state of Utah and a higher volume of ongoing support and maintenance services provided in connection with the contracts with Pennsylvania and Washington.

Operating Expenses

The following table presents operating expense line items for the years ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Year Ended June 30,		Change
	2020	2019	Period over Period
Operating expenses:
Product development salary expenses, excluding Solo and Trellis	$2,077,006	$5,256,020	$(3,179,014)	(60%)
Solo product development	362,108	—	362,108	nm
Trellis product development	141,602	—	141,602	nm
Other product development	625,594	309,077	316,517	102%
Product development	3,206,310	5,565,097	(2,358,787)	(42%)
Percentage of revenue	26%	51%

Sales and marketing, excluding Solo and Trellis	7,351,865	7,498,114	(146,249)	(2%)
Solo sales and marketing	390,308	—	390,308	nm
Trellis sales and marketing	50,307	—	50,307	nm
Sales and marketing	7,792,480	7,498,114	294,366	4%
Percentage of revenue	62%	69%

General and administrative salaries	3,238,361	2,635,046	603,315	23%
Transaction related costs	3,158,618	1,080,870	2,077,748	192%
Bad debt expense	1,094,507	345,941	748,566	216%
Other general and administrative	3,829,229	1,576,551	2,252,678	143%
General and administrative	11,320,715	5,638,408	5,682,307	101%
Percentage of revenue	90%	52%

Depreciation and amortization	1,315,898	—	1,315,898	nm
Total operating expenses	$23,635,403	$18,701,619	$4,933,784	26%
Percentage of revenue	188%	173%

nm – percentage change not meaningful

Our operating expenses increased to $23.6 million for the fiscal year ended June 30, 2020 from $18.7 million for the year ended June 30, 2019, an increase of $4.9 million, or 26%. The increased level of operating expenses for the fiscal year ended June 30, 2020 was the result of our being a public company for the full year ended June 30, 2020, investments made in personnel, technology and other infrastructure as we continue to position ourselves for growth both organically and through strategic acquisitions, and transactional costs associated with acquisitions and financing activities.

General and administrative expenses increased to $11.3 million for the year ended June 30, 2020 from $5.6 million for the year ended June 30, 2019, an increase of $5.7 million, or 101%. This increase was primarily due to transactional costs we are required to expense as incurred and an increase in other general and administrative costs. The transaction related costs incurred during the year ended June 30, 2020 include legal and other costs totaling $2.8 million incurred primarily in connection with our acquisitions of Solo in January 2020, Trellis in April 2020 and Ample, in July 2020, and debt issuance costs of $1.2 million incurred to issue our Convertible Notes in June 2020, offset by $1.0 million reduction in the estimated fair value of contingent consideration to be paid for our acquisition of Trellis. Bad debt expense increased by $0.7 million, during the year ended June 30, 2020 as compared to 2019, we noted an uptick in delinquent accounts beginning in the fourth quarter of 2019, and this trend peaked during the second quarter of 2020. Of the total year-over-year increase in bad debt expense, 83% occurred during the first half of the year. To improve the overall quality of our revenue and client portfolio, we enhanced our sales and marketing team and have seen the results demonstrated in the steady decline in the number and amount of delinquent accounts resulting in bad debt expense during the second half to the year ended June 30, 2020. Other general and administrative expenses increased by $2.3 million, most notably due to nearly $1.0 million in recurring costs associated with being a public company and our investments made to position ourselves for growth including an additional $0.7 million in technology and infrastructure and $0.6 million in personnel.

Sales and marketing expenses increased $0.3 million during the year ended June 30, 2020 as compared to June 30, 2019 as a result of our acquisitions of Solo and Trellis.

Product development expenses decreased to $3.2 million for the year ended June 30, 2020 from $5.6 million for the year ended June 30, 2019, a decrease of $2.4million, or 42%. Salary expense for product development functions decreased by $3.2 million, primarily due to the capitalization of $2.9 million in labor costs associated with software development. During the year ended June 30, 2020 we capitalized labor costs associated with the implementation of Leaf Data Systems for the State of Utah. We also determined that certain enhancements to our internal tracking process allow us to distinguish time spent enhancing our existing products from time spent maintaining our products, we capitalize the cost of enhancements when they can be distinguished from maintenance costs. Prior to the year ended June 30, 2020, we could not efficiently differentiate these costs and as such, expensed all costs as incurred. We expect to continue to capitalize a portion of labor costs in the future. The remainder of the decrease in product development salaries is the result of a reduction in stock-based compensation expense, during the year ended June 30, 2019 we incurred a significant one time charge for stock-based compensation in connection with the mergers. The decrease in salary costs is partially offset by additional costs following the acquisitions of Solo and Trellis and continued investment in technology and infrastructure in order to position ourselves for growth.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP.

Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.  We attempt compensate for these limitations by providing specific information regarding the GAAP items excluded from these non-GAAP financial measures.

Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.

EBITDA and Adjusted EBITDA

We believe that EBITDA and Adjusted EBITDA, when considered with the financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance and allows for comparison of our performance and credit strength to our peers. EBITDA and Adjusted EBITDA should not be considered alternatives to net loss as determined in accordance with GAAP as indicators of our performance or liquidity.

We define EBITDA as net loss before interest income and expense and changes in fair value of convertible notes, provision for income taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	share-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations that are required to be expensed as incurred in accordance with GAAP, because business combination related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with debt issuance when we elect the fair value option to account for the debt instrument because if we had not elected the fair value option such costs would be recognized as an adjustment to the effective interest and excluded from EBITDA;
●	restructuring costs because we believe these costs are not representative of operating performance; and
●	equity in earnings (losses) of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years.

The reconciliation of net loss to EBITDA and Adjusted EBITDA for the years ended June 30, 2020 and 2019 is as follows:

	2020	2019
Net loss	$(16,384,104)	$(12,403,215)
Adjustments:
Interest (income) expense and change in fair value of convertible notes	(922,678)	(91,239)
Income tax provision	30,985	—
Depreciation and amortization	1,315,898	—
EBITDA	$(15,959,899)	$(12,494,454)

Stock-based compensation expense	1,166,130	3,884,110
Business combination and merger related costs	2,979,228	1,080,870
Debt issuance costs related to fair value option debt instruments	1,177,390	—
Changes in fair value of contingent consideration	(998,000)	—
Equity in losses of investee	3,692	—
Adjusted EBITDA	$(11,631,459)	$(7,529,474)

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $24.2 million, excluding restricted cash. We had a working capital balance of $16.0 million as of June 30, 2020, as compared to $21.8 million as of June 30, 2019. The decrease in working capital is primarily due to our issuance of the Convertible Notes, $5.3 million of which are payable in the next 12 months, the Convertible Notes installment payments, under certain circumstances, be converted

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the year ended June 30, 2020, we implemented a cost reduction initiative and achieved a reduction in cash used in operations in excess of $1.0 million between the third and fourth quarters of fiscal year 2020. Subsequent to year end we implemented phase two of that initiative reducing recurring costs and identifying cost savings that we expect to result in annual savings of an additional $2.0 million to $3.0 million. After considering all available evidence, we determined that, due to our current positive working capital and the receipt of cash proceeds as a result of financing activities discussed below for aggregate net proceeds of $16.0 million, such capital and proceeds will be sufficient to meet our capital requirements for a period of at least twelve months from the date that our June 30, 2020 financial statements were issued. Management will continue to evaluate our liquidity and capital resources.

During the year ended June 30, 2020, we had a $0.8 million unrealized gain on the change in fair value of our convertible notes. This change in fair value is not an indication of the amount that we have to pay to settle the Notes.

During the year ended June 30, 2020, we have executed against our acquisition strategy in order to accelerate growth. The industry in which we participate is highly fragmented, with many small and thinly-capitalized competitors. As part of our growth strategy, we may seek to acquire assets or companies that are synergistic with our business. We have continued to invest in building a scalable infrastructure to support both organic growth and strategic acquisitions.

Cash Flows

Our cash and restricted cash balance were $24.7 million and $22.4 million as of June 30, 2020 and 2019, respectively. Cash flow information for the years ended June 30, 2020 and 2019 is as follows:

	Years Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$(14,347,652)	$(9,048,595)
Investing activities	(3,598,084)	18,843,483
Financing activities	20,234,275	10,000,000
Net increase (decrease) in cash and restricted cash	$2,288,539	$19,794,888

Sources and Uses of Cash for the Years Ended June 30, 2020 and 2019

Net cash used in operating activities increased to $14.3 million during the fiscal year ended June 30, 2020, from $9.0 million during the fiscal year ended June 30, 2019, an increase of $5.3 million. The increase in cash used in operating activities was primarily driven by the increase in net loss from operations of $4.8 million, described above, and timing of cash received from clients relative to when we recognize revenue.

Net cash used in investing activities totaled  $3.6 million during the fiscal year ended June 30, 2020, as a result of amounts invested in the development of our software products and our acquisition of a minority stake in Zol Solutions, Inc. Net cash provided by investing activities during the fiscal year ended June 30, 2019 was $18.8 million as a result of the net proceeds received in connection with the mergers.

Net cash provided by financing activities totaled $20.2 million during the year ended June 30, 2020, which includes net proceeds from the issuance of the Convertible Notes and PPP Loan of $16.0 million and $4.2 million received upon the exercise of warrants to purchase our common stock. Net cash provided by financing activities totaled $10.0 million raised in our Series C financing during the fiscal year ended June 30, 2019. In connection with the mergers, the Series C Preferred Units were converted into shares of our common stock.

Convertible Notes Issuance

On June 8, 2020, we entered into a Securities Purchase Agreement, or the SPA, with two institutional investors, each a Note Holder and collectively the Note Holders, to sell a new series of senior secured convertible notes, or the Convertible Notes, of Akerna in a private placement to the Note Holders, in the aggregate principal amount of $17,000,000 having an aggregate original issue discount of 12%, and ranking senior to all outstanding and future indebtedness of Akerna and our subsidiaries.

The Convertible Notes were sold on June 9, 2020 with an original issue discount pursuant to which the Note Holders paid $880 per each $1,000 in principal amount of the Convertible Notes and do not bear interest except upon the occurrence of an event of default.

We will use the proceeds from the sale of the Convertible Notes for general corporate purposes, but not, as covenanted in the SPA, directly or indirectly, for (i) the satisfaction of any indebtedness of Akerna or any of our subsidiaries, (ii) the redemption or repurchase of any securities of Akerna or any of our subsidiaries, or (iii) the settlement of any outstanding litigation.

Maturity and Repayment Dates

The Convertible Notes mature on June 1, 2023, or the Maturity Date. The principal amount is payable in monthly installments beginning on October 1, 2020. Unless deferred by the holder, on installment dates from October 1, 2020 through, and including, January 4, 2021, $500,000 in principal amount will be payable, (y) with respect to the installment dates from, and including, February 1, 2021 through, and including, June 1, 2021, $825,000 in principal amount will be payable and (z) with respect to installment dates from, and including, July 1, 2021 through, and including, the earlier of the repayment of the Principal and the Maturity Date, $1,000,000 in principal amount will be payable. We may not prepay any portion of the principal amount nor interest, if any.

Interest

The Convertible Notes are being sold with an original issue discount and do not bear interest except upon the occurrence of an Event of Default (described below), in which event the applicable rate will be 15.00% per annum.

Conversion

The Convertible Notes are convertible at any time in whole or in part, at the option of the Note Holders, into shares of the common stock at a rate equal to the amount of principal, interest (if any) and unpaid late charges (if any), divided by a conversion price of $11.50, or the Conversion Price. The Conversion Price is subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction.

In connection with the occurrence of Events of Default, the Note Holders will be entitled to convert all or any portion of the Convertible Notes at an alternate conversion price equal to the lower of (i) the conversion price then in effect, and (ii) 80% of the lower of (x) the volume-weighted average price, or VWAP, of the common stock as of the trading day immediately preceding the applicable date of determination and (y) the quotient of (A) the sum of the VWAP of the common stock for each of the two trading days with the lowest VWAP of the common stock during the ten consecutive trading day period ending on and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than the floor price of $1.92.

Conversion Limitation and Exchange Cap

The Note Holders will not have the right to convert any portion of the Convertible Notes, to the extent that, after giving effect to such conversion, such Note Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of the common stock outstanding immediately after giving effect to such conversion. A Note Holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase.

In addition, the Convertible Notes shall not be convertible to the extent the conversion would result in Akerna issuing more shares of common stock than permitted under the rules of the Nasdaq Stock Market until such time as we shall have obtained Akerna stockholder approval.

Under the SPA, among other things, we agreed to hold a stockholder meeting, by no later than November 30, 2020 to approve resolutions authorizing the issuance of shares of common stock under the Convertible Notes for the purposes of compliance with the stockholder approval rules of the Nasdaq Stock Market. If such approval is not received by November 30, 2020, we will be obligated to continue to seek stockholder approval by February 28, 2021 and every three months thereafter until such approval is obtained.

Events of Default

The Convertible Notes are subject to certain customary events of default, see Item 1A. “Risk Factors – Risks Related to our Convertible Debt” for a short discussion of events of default under the Convertible Notes.

MJF Mergers and Private Placement

On October 10, 2018 (as amended on April 17, 2019), we (f/k/a MTech Acquisition Holdings Inc.) entered into the Merger Agreement, with MTech, MJF, MTech Purchaser Merger Sub Inc., MTech Company Merger Sub LLC, the MTech Sponsor, in the capacity as the representative for our equity holders (other than the sellers, as defined under the Merger Agreement) thereunder, and MJF and Jessica Billingsley, in the capacity as the representative for the sellers thereunder. The Merger Agreement provided for two mergers: (i) the merger of MTech Purchaser Merger Sub, with and into MTech, with MTech continuing as the surviving entity; and (ii) the merger of MTech Company Merger Sub LLC with and into MJF, with MJF continuing as the surviving entity, we refer to these two transactions together as the mergers.

On June 17, 2019, the parties consummated the mergers. The merger consideration was paid in shares of our common stock, or the Consideration Shares, at a price equal to $10.16 per share. In total, 6,520,099 Consideration Shares were issued pursuant to the Merger Agreement. Upon closing of the mergers, MTech’s common stock ceased trading, and our common stock and warrants began trading on The Nasdaq Stock Market under the symbols “KERN” and “KERNW,” respectively, we changed our name from MTech Acquisition Holdings Inc. to “Akerna Corp.”, and MJF became our wholly-owned subsidiary. Immediately after giving effect to the mergers and the issuance of an additional 901,074 shares of common stock for an aggregate purchase price of $9.2 million in a private placement consummated in connection with the mergers, there were 10,400,381 shares of our common stock and warrants to purchase 5,993,750 shares of our common stock issued and outstanding. As of the closing date of the mergers, the former security holders of MJF beneficially owned 62.7% of our outstanding shares of our common stock, the former security holders of MTech beneficially owned 27.7% of our outstanding shares of our common stock, and the Investors beneficially owned 9.6% of our outstanding shares of our common stock. Upon the closing of the mergers, our management and principal stockholders beneficially owned 59.70% of our outstanding shares of our common stock.

 We received net proceeds of $18.8 million upon the consummation of the mergers and the private placement.

Pursuant to the Merger Agreement, upon the closing of the mergers, the membership units of MJF (including the profits interest units) issued and outstanding immediately prior to the mergers automatically converted into the right to receive our shares and the securities of MTech issued and outstanding immediately prior to the mergers automatically converted into the right to receive our securities.

Series C Preferred Units Financing

In August 2018, we sold an aggregate of $10 million of Series C Preferred Units in private placements to accredited investors. Upon the consummation of the Business Combination, the Series C Preferred Units issued in connection with these two transactions were exchanged for shares of our common stock.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements and the related notes included in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Business Combinations

We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as intangible assets and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows attributable to the acquired intangible assets and appropriate discount rates used in computing present values. Particularly for the acquisitions of Solo and Trellis, management applied significant judgement in estimating the fair value of the acquired developed technology intangible asset, which involved significant estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired intangible asset over its estimated economic life and the discount rate. These judgments may materially impact the estimates used in allocating the purchase price consideration to the fair value of assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets acquired and liabilities assumed made after the end of the measurement period are recorded within our operating results.

Capitalized Software Development Costs

We capitalize software development costs incurred to develop functionality for our commercial software platforms and government regulatory software platform, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. These costs include personnel and related expenses for employees, costs of third-party contractors and other services directly associated with the development projects. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platforms. We amortize these development costs over the estimated useful life of two to five years on a straight-line basis. We believe there are two key estimates within the capitalized software balance, which are the determination of the amounts to be capitalized and the determination of the useful life of the software.

We determine the amount of software development costs to be capitalized based on the amount of time spent by our developers on projects in the application stage of development. Costs associated with building or significantly enhancing our commercial software platform and our government regulatory platform are capitalized, while costs associated with planning new developments and maintaining our software platforms are expensed as incurred. There is judgment involved in estimating the time allocated to a particular project in the application stage as well as the determination of whether the project is an enhancement to the existing software or maintenance thereof. A significant change in the time spent on each project or the determination of the nature of projects involving existing software platforms could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

We determined that a two to five year life is appropriate for our capitalized software based on our best estimate of the useful life of the software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, software will generally remain in use for a minimum of two to five years before being significantly replaced or modified to keep up with evolving client needs. While we do not anticipate any significant changes to this two to five year estimate, a change in this estimate could produce a material impact on our financial statements. For example, if we received information that indicated the useful life of all software was one year rather than two to five, our capitalized software balance would materially decrease, and our expense would materially increase.

Senior Secured Convertible Notes

We determined at the issuance of or Convertible Notes to elect the fair value option. At issuance, the carrying value of the Convertible Notes was recorded at estimated fair value calculated using probability weighted valuations of various settlement scenarios. The valuations of the various settlement outcomes were calculated using Monte Carlo simulation models and discounted cash flow models. We remeasure the Convertible Notes to estimated fair value each reporting period using valuation techniques similar to those applied at issuance. The change in the fair value resulting from changes in instrument specific credit risk is recognized as other comprehensive income with the remainder of the change recognized in current earnings. We believe key estimates used in accounting for the Convertible Notes are the fair value at the reporting period end as well as the determination of the portion of the change resulting from instrument specific credit risk, including assumptions regarding the probability of various outcomes and the volatility of Akerna's common stock. A significant change in the probability weighting or the volatility could have a material impact to the carrying value of the Convertible Notes as well as the amount of change recognized during the period in earnings.

Recent Accounting Pronouncements

Please refer to Note 2 – “Summary of Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

The independent registered public accounting firm's report, consolidated financial statements listed in the “Index to Financial Statements” on page F-1 of this Annual Report are filed as part of this report and incorporated herein by this reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation and as a result of the unremediated material weaknesses described below, our chief executive officer and chief financial officer have concluded that as of the end of such period, our disclosure controls and procedures were  not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management determined that our disclosure controls and procedures were ineffective due to certain material weaknesses in our internal control over financial reporting as set forth below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of June 30, 2020, we have not maintained effective internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to management's review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weaknesses in our internal control over financial reporting and prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

1)

We lacked formally documented system policies and procedures to demonstrate that our system of internal control over financial reporting is designed effectively, including a lack of documentation surrounding our information technology policies and procedures.

2)

We lacked documentation necessary to demonstrate the controls in place are operating effectively, including controls related to the enforcement of segregation of duties in key areas of financial reporting.

3)	We did not have controls in place to ensure that we prepared complete and accurate financial statements in a timely manner in accordance with GAAP.

These deficiencies resulted in immaterial errors to our consolidated financial statements that were not detected timely through our internal controls over financial reporting. Notwithstanding the identified material weaknesses described above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with GAAP, and our chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

Remediation

We have hired additional experienced resources to fill accounting functions and expects to add further resources. In addition, we have identified upgraded IT, accounting and finance systems, which we expect will automate critical control functions and improve operational effectiveness and efficiencies.

We have contracted an outside consultant to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting.

We believe these actions will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, we intend to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report on our internal control over financial reporting by our independent registered public accounting firm is not included herein, because, as an emerging growth company, we are exempt from the requirement to provide such report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors, executive officers, and corporate governance matters is hereby incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after June 30, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics, or the Code of Ethics, that applies to all of our employees, officers and directors of Akerna and our affiliated entities. The Code of Ethics is available on our website at www.akerna.com and we will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the 2020 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)	Financial Statements

Our audited consolidated balance sheets as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2020, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

Exhibits

Exhibit
Number	Description
2.1+

Agreement and Plan of Merger, dated as of October 10, 2018, by and among MTech Acquisition Corp., Akerna Corp., Purchaser Merger Sub Inc., Company Merger Sub LLC, MTech Sponsor LLC in the capacity as the Purchaser Representative thereunder, MJ Freeway LLC and Harold Handelsman in the capacity as the Seller Representative thereunder (incorporated by reference to Exhibit 2.1 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))

2.2

First Amendment to Agreement and Plan of Merger, effective as of April 17, 2019, by and among MTech Acquisition Corp., Akerna Corp., MTech Purchaser Merger Sub Inc., MTech Company Merger Sub LLC, MTech Sponsor LLC,, in the capacity as the Purchaser Representative under the Merger Agreement, MJ Freeway LLC, and Jessica Billingsley, in the capacity as the Seller Representative under the Merger Agreement (incorporated by reference to Exhibit 2.2 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))

2.3	Arrangement Agreement dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on December 18, 2019)
2.4	Amendment to Arrangement Agreement dated February 28, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on March 3, 2020)
2.5	Amendment No. 2 to Arrangement Agreement dated May 26, 2020 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
2.6	Amendment No. 3 to Arrangement Agreement dated June 1, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
3.2	Amended and Restated Bylaws of Akerna Corp. (incorporated by reference to Exhibit 3.2 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
3.3	Certificate of Designation for the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
3.4*	Description of Securities
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
4.5	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
4.6	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
4.7	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
4.8	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
9.1	Voting and Exchange Trust Agreement (incorporated by reverence to Exhibit 9.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.1

Registration Rights Agreement, dated January 29, 2018, by and among MTech Acquisition Corp., MTech Sponsor LLC, and MTech Sponsor LLC (incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.2

First Amendment to Registration Rights Agreement, dated June 17, 2019, by and among MTech Acquisition Corp., Akerna Corp. and MTech Sponsor LLC (incorporated by reference to Exhibit 10.2 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.3

Stock Escrow Agreement, dated January 29, 2018, by and among MTech Acquisition Corp., MTech Sponsor LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.4

Amendment to Stock Escrow Agreement, dated June 17, 2019, by and among MTech Acquisition Corp., Akerna Corp., MTech Sponsor LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.5

Non-Competition and Non-Solicitation Agreement dated June 17, 2019, by and among Jessica Billingsley, Akerna Corp., MJ Freeway and MTech Sponsor LLC (incorporated by reference to Exhibit 10.5 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.6

Non-Competition and Non-Solicitation Agreement dated June 17, 2019, by and among Amy Poinsett, Akerna Corp., MJ Freeway and MTech Sponsor LLC (incorporated by reference to Exhibit 10.6 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.7	Form of Indemnification Agreement of Officers and Directors (incorporated by reference to Exhibit 10.7 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.8

Form of Subscription Agreement, by and among MTech Acquisition Corp., Akerna Corp., and each purchaser signatory thereto (incorporated by reference to Exhibit 10.8 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.9

Form of Agreement to Transfer Sponsor Shares, by and among MTech Acquisition Corp., Akerna Corp., each transferee signatory thereto, and Continental Stock Transfer &Trust Company (incorporated by reference to Exhibit 10.9 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.10^

Employment Agreement, dated June 17, 2019, by and between Jessica Billingsley and Akerna Corp. (incorporated by reference to Exhibit 10.10 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.11^	MTech Acquisition Holdings Inc. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Akerna's Registration Statement on Form S-4 (File No. 333-228220))
10.12^	Form of Option Grant Certificate (incorporated by reference to Exhibit 10.12 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.13^	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.13 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.14^	Form of Stock Award (incorporated by reference to Exhibit 10.14 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.15^	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.15 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.16^	Form of Appreciation Rights Award (incorporated by reference to Exhibit 10.16 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.17

Form of Lock-Up Agreement, by and among MTech Acquisition Holdings, Inc., MTech Sponsor LLC, and each holder signatory thereto (incorporated by reference to Exhibit 10.3 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))

10.18	Office Service Agreement, dated September 30, 2019, effective February 1, 2020 (incorporated by reference to Exhibit 10.1 to Akerna's Quarterly Report on Form 10-Q for the three months ended September 30, 2019)
10.19	Stock Purchase Agreement, dated November 25, 2018 (incorporated by reference to Exhibit 10.1 to Akerna’s Current Report on Form 8-K filed on November 26, 2019)
10.20^	Letter Agreement effective September 23, 2019 between Akerna and Nina Simosko (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.21^	Letter Agreement effective September 26, 2019 between MJ Freeway, LLC and Ray Thompson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.22	Covenant Agreement effective September 23, 2019 between Akerna and Nina Simosko (incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed by Akerna on October 1, 2019)
10.23	Covenant Agreement between Akerna Corp. and Ray Thompson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.24^	Letter Agreement dated December 17, 2019 between Akerna and John Fowle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on December 23, 2019)
10.25	Covenant Agreement dated December 17, 2019 between Akerna and John Fowle (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on December 23, 2019)
10.26	Exchangeable Share Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.27	Escrow Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.28	Rights Indenture (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
21.1*	Subsidiaries of Akerna Corp.
23.1*	Consent of Marcum LLP
31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer and Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

*	Filed herewith
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
^	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERNA CORP.

By:	/s/ Jessica Billingsley
	Name:	Jessica Billingsley
	Title:	Chief Executive Officer
	Date:	September 28, 2020

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jessica Billingsley	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2020
Jessica Billingsley

/s/ John Fowle	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2020
John Fowle

/s/ Scott Sozio	Director	September 28, 2020
Scott Sozio

/s/ Matthew R. Kane	Director	September 28, 2020
Matthew R. Kane

/s/ Tahira Rehmatullah	Director	September 28, 2020
Tahira Rehmatullah

/s/ Mark Iwanowski	Director	September 28, 2020
Mark Iwanowski

AKERNA CORP.

Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Akerna Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akerna Corp. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

September 28, 2020

AKERNA CORP.

Consolidated Balance Sheets
As of June 30, 2020 and 2019

	2020	2019
Assets

Current assets:
Cash	$24,155,828	$21,867,289
Restricted cash	500,000	500,000
Accounts receivable, net	1,861,534	1,257,274
Prepaid expenses and other current assets	1,215,341	577,674
Total current assets	27,732,703	24,202,237

Non-current assets:
Fixed assets, net	131,095	—
Investment, net	246,308	—
Capitalized software, net	2,629,304	—
Intangible assets, net	7,493,975	—
Goodwill	20,254,309	—
Other non-current assets	41,925	—

Total Assets	$58,529,619	$24,202,237

Liabilities and Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,861,928	$1,818,116
Contingent consideration payable	389,000	—
Deferred revenue	368,685	624,387
Current portion of long-term debt	6,135,364	—
Total current liabilities	11,754,977	2,442,503

Long-term debt, less current portion	10,200,236	—

Total liabilities	21,955,213	2,442,503

Commitments and contingencies (Note 12)

Equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, none are issued and outstanding at June 30, 2020 and 2019	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized, 13,258,707 issued and outstanding at June 30, 2020, and 10,589,746 shares authorized, issued and outstanding at June 30, 2019	1,321	1,059
Additional paid-in capital	72,906,924	47,325,421
Accumulated other comprehensive income	63,000	—
Accumulated deficit	(41,101,091)	(25,566,746)
Total stockholders’ equity	31,870,154	21,759,734
Noncontrolling interests in consolidated subsidiary	4,704,252	—
Total equity	36,574,406	21,759,734
Total liabilities and equity	$58,529,619	$24,202,237

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Operations
For the Years Ended June 30, 2020 and 2019

	2020	2019
Revenues
Software	$9,976,580	$8,256,492
Consulting	2,379,947	2,307,129
Other	216,749	259,496
Total revenues	12,573,276	10,823,117

Cost of revenues	6,209,724	4,633,844

Gross profit	6,363,552	6,189,273

Operating expenses
Product development	3,206,310	5,565,097
Sales and marketing	7,792,480	7,498,114
General and administrative	11,320,715	5,638,408
Depreciation and amortization	1,315,898	—
Total operating expenses	23,635,403	18,701,619

Loss from operations	(17,271,851)	(12,512,346)

Other income (expense)
Interest income (expense) net	156,678	91,239
Change in fair value of Convertible Notes	766,000	—
Other	(254)	17,892
Total other income (expense)	922,424	109,131

Net loss before income tax expense	(16,349,427)	(12,403,215)

Income tax expense	(30,985)	—
Equity in losses of investee	(3,692)	—

Net loss	(16,384,104)	(12,403,215)

Net loss attributable to noncontrolling interest in consolidated subsidiary	849,759	—

Net Loss attributable to Akerna shareholders	$(15,534,345)	$(12,403,215)

Basic and diluted weighted average common shares outstanding	11,860,212	6,045,382
Basic and diluted net loss per common share	$(1.31)	$(2.05)

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2020 and 2019

	2020	2019
Net loss	$(16,384,104)	$(12,403,215)
Other comprehensive (loss) income:
Unrealized gains on Convertible Notes	63,000	—
Comprehensive loss	(16,321,104)	(12,403,215)
Comprehensive loss attributable to the noncontrolling interest	849,759	—
Comprehensive loss attributable to Akerna shareholders	$(15,471,345)	$(12,403,215)

See notes to consolidated financial statements.
24

AKERNA CORP.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2020 and 2019

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest in Consolidated Subsidiary	Total Equity
	Shares	Amount

Balance as of July 1, 2018	4,922,650	$492	$14,563,102	$—	$(13,163,531)	$1,400,063	$—	$1,400,063
Issuance of common stock	1,099,376	110	9,999,890	—	—	10,000,000	—	10,000,000
Issuance of common stock in connection with reverse merger	3,880,282	388	18,878,387	—	—	18,878,775	—	18,878,775
Issuance of common stock for compensation in connection with reverse merger	498,073	50	3,393,231	—	—	3,393,281	—	3,393,281
Stock-based compensation amortization	—	—	490,830	—	—	490,830	—	490,830
Common stock issued upon cashless exercise of options	189,365	19	(19)	—	—	—	—	—
Net loss	—	—	—	—	(12,403,215)	(12,403,215)	—	(12,403,215)
Balance as of June 30, 2019	10,589,746	1,059	47,325,421	—	(25,566,746)	21,759,734	—	21,759,734
Common stock issued upon warrant exercise	369,311	37	4,247,028	—	—	4,247,065	—	4,247,065
Common stock issued in business combinations	2,299,650	230	20,081,236	—	—	20,081,466	—	20,081,466
Noncontrolling interest in acquired subsidiary	—	—	—	—	—	—	5,554,011	5,554,011
Stock-based compensation amortization	—	—	1,253,234	—	—	1,253,234	—	1,253,234
Forfeitures of restricted shares	(54,901)	(5)	5	—	—	—	—	—
Change in fair value of Convertible Notes	—	—	—	63,000	—	63,000	—	63,000
Net loss	—	—	—	—	(15,534,345)	(15,534,345)	(849,759)	(16,384,104)
Balance as of June 30, 2020	13,203,806	$1,321	$72,906,924	$63,000	$(41,101,091)	$31,870,154	$4,704,252	$36,574,406

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net loss	$(16,384,104)	$(12,403,215)
Adjustment to reconcile net loss to net cash used in operating activities
Bad debt expense	1,094,507	345,941
Stock-based compensation expense	1,166,130	3,884,111
Depreciation and amortization	1,315,898	—
Equity in losses of investee	3,692	—
Debt issuance costs classified as financing	1,177,390	—
Change in fair value of convertible notes	(766,000)	—
Change in fair value of contingent consideration	(998,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,621,262)	(1,572,889)
Prepaid expenses and other current assets	(592,807)	(351,144)
Other assets	(58,925)	—
Accounts payable and accrued liabilities	1,602,751	893,845
Deferred revenue	(286,922)	154,756
Net cash used in operating activities	(14,347,652)	(9,048,595)

Cash flows from investing activities
Developed software additions	(3,102,728)	—
Furniture, fixtures, and equipment additions	(156,636)	—
Cash paid for business combinations, net of cash acquired	(88,720)	—
Investment in equity method investee	(250,000)	—
Cash received in connection with the reverse merger	—	18,843,483
Net cash provided by investing activities	(3,598,084)	18,843,483

Cash flows from financing activities
Proceeds from the issuance of long term debt	17,164,600	—
Cash paid for debt issuance costs	(1,177,390)	—
Proceeds from the exercise of warrants	4,247,065	—
Proceeds from the issuance of common stock	—	10,000,000
Net cash provided by financing activities	20,234,275	10,000,000

Net increase in cash and restricted cash	2,288,539	19,794,888

Cash and restricted cash - beginning of period	22,367,289	2,572,401

Cash and restricted cash - end of period	$24,655,828	$22,367,289

Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Cashless exercise of options	$—	$19
Stock-based compensation capitalized as software development	$87,104	$—
Assets acquired and liabilities assumed in business combinations and reverse merger:
Accounts receivable	$77,505	$—
Prepaid expenses and other current assets	27,860	35,292
Fixed assets	2,410	—
Intangible assets	8,010,000	—
Goodwill	20,254,309	—
Accounts payable and accrued liabilities	1,441,062	—
Deferred revenue	31,220	—
Contingent consideration	1,387,000	—

See notes to consolidated financial statements.

AKERNA CORP.

 Notes to Consolidated Financial Statements

June 30, 2020

Note 1 - Description of Business, Liquidity, and Capital Resources

Description of Business

Akerna Corp., herein referred to as we, us, our or Akerna, through our wholly-owned subsidiaries MJ Freeway, LLC, or MJF, Trellis Solutions, Inc., or Trellis, and solo sciences, inc., or Solo provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, and Trellis®, to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Through our controlled subsidiary, solo sciences inc., we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight the authenticity and signify transparency.

We consult with clients on a wide range of areas to help them successfully maintain compliance with state laws and regulations. We provide project-focused consulting services to clients who are initiating or expanding their cannabis business operations or are interested in data consulting engagements with respect to the legal cannabis industry. Our advisory engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness, and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets that are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations.

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash in operations, and relied on capital raising transactions to continue ongoing operations. Although we have continuing negative cash flow from operations, the cash outflow since the Mergers is partially attributable to approximately $4.1 million in costs incurred in connection with specific transactions, including the Mergers, acquisitions completed or expected to close within the next twelve months and the issuance of debt. We implemented a cost reduction initiative and achieved a reduction in cash used in operations in excess of $1.0 million between the third and fourth quarters of fiscal year 2020. Subsequent to year end we implemented phase two of that initiative, the cost-cutting measures included reduction in headcount, as our business has matured we have been able to streamline our operations, we also determined to forego certain costs, which have not historically yielded sufficient returns. On June 8, 2020, we authorized a new series of senior secured convertible notes with net proceeds of $13.8 million after debt issuance costs. We anticipate our current cash balances will be sufficient to meet the working capital requirements for the next twelve months.

From time to time, we may pursue various strategic business opportunities. These opportunities may include investment in or ownership of additional technology companies through direct investments, acquisitions, joint ventures, and other arrangements. We can provide no assurance that we will successfully identify such opportunities or that, if we identify and pursue any of these opportunities, any of them will be consummated. Consequently, we may raise additional equity or debt capital or enter into arrangements to secure the necessary financing to fund the completion of such strategic business opportunities, although no assurance can be provided that we will be successful in completing a future capital raise. The sale of additional equity could result in additional dilution to our existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms. Our future operating performance will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and related notes reflect the historical results of MJF prior to the mergers completed in June 2019, or the Mergers, with MTech Acquisition Corp., or MTech, and other related entities, which resulted in the combined company and do not include the historical results of MTech prior to the completion of the Mergers. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States, or GAAP, and our reporting currency is the United States Dollar.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Akerna, our wholly-owned subsidiaries, and those entities in which we otherwise have a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

We evaluate our ownership interests, contractual rights, and other interests in entities to determine if the entities are variable interest entities or VIEs when we have a variable interest in those entities. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These evaluations can be complex and involve judgment and the use of estimates and assumptions based on available historical information.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

Cash and Cash Equivalents

We consider liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2020 and 2019. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. As of the balance sheet date, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. As of June 30, 2020, approximately $23.5 million of our cash balances were uninsured. We have not experienced any losses on such accounts.

Restricted Cash

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and is presented separately from cash and cash equivalents on our consolidated balance sheets. Our restricted cash serves as collateral for a letter of credit.

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was $0.2 million as of June 30, 2020, and 2019. The allowance for doubtful accounts consists of the following activity for the years ended June 30, 2020 and 2019:

	2020	2019
Allowance for doubtful accounts, beginning balance	$190,088	$39,571
Additions:
Bad debt expense	1,094,507	345,941
Deductions:
Write-off uncollectable accounts	(1,076,173)	(195,424)
Allowance for doubtful accounts, ending balance	$208,422	$190,088

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the year ended June 30, 2020 and 2019, one government client accounted for 25% and 30% of total revenues, respectively. As of June 30, 2020, and 2019 two government clients accounted for a total of 36% and 18%, and 34% and 24% of net accounts receivable, respectively.

Equity Method Investments

We make strategic investments in privately held equity securities of companies that provide technology solutions that are complementary to ours. When we can exert significant influence over, but do not control, the investee’s operations, through voting rights or representation on the investee’s board of directors, we account for the investment using the equity method of accounting. We record our share in the investee’s earnings and losses in the consolidated statement of operations. We assess our investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognize an impairment loss to adjust the investment to its then-current fair value.

Intangible Assets Acquired through Business Combinations

Intangible assets are amortized over their estimated useful lives. We evaluate the estimated remaining useful life of our intangible assets when events or changes in circumstances indicate an adjustment to the remaining amortization may be needed. We similarly evaluate the recoverability of these assets upon events or changes in circumstances indicate a potential impairment. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no impairments of intangible assets during the year ended June 30, 2020, or 2019.

Goodwill Impairment Assessment

We evaluate and test the recoverability of our goodwill for impairment at least annually during October of each year or more often if circumstances indicate that goodwill may not be recoverable.

Software Development Costs

Costs incurred during the application development stage of a newly developed application and costs we incur to enhance our existing platforms that meet certain criteria are subject to capitalization and subsequent amortization. Product development stage costs were approximately $3.2 million during the year ended June 30, 2020. Product development costs are primarily comprised of personnel costs such as payroll and benefits, vendor costs, and other costs directly attributable to the project. We capitalize costs only during the development phase. Any costs in connection to planning, design, and maintenance subsequent to release are expensed as incurred. We amortize software development costs over the expected useful life of the specific application, generally 2-5 years. We evaluate capitalized software development costs for impairment when there is an indication that the unamortized cost may not be recoverable.

Fair Value of Financial Instruments

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, we are required to classify certain assets and liabilities based on the fair value hierarchy, which groups fair value-measured assets and liabilities based upon the following levels of inputs:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

●	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable accounts payable and accrued liabilities approximate fair value based on their short maturities. Please refer to Note 11 - Fair Value Measurements for additional information regarding the fair value of financial instruments that we measure at fair value, including senior secured convertible notes and contingent consideration.

Fair Value Option

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We have elected to apply the fair value option to certain convertible notes due to the complexity of the various conversion and settlement options available to both the Note Holders and Akerna.

The convertible notes accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, When the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is no required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date.

The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income and the remaining amount of the fair value adjustment is recognized as other income (expense) in our consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

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

Software Revenue

Software revenue primarily consists of subscription revenue that is recognized ratably over the term of the contract, beginning when access to the applicable software is provided to the customer. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When a collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized ratably over the expected term of the contract, including expected renewals.

We include service level commitments to customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits if those levels are not met. In addition, customer contracts often include: specific obligations that require us to maintain the availability of the customer’s data through the service and that customer content is secured against unauthorized access or loss, and indemnity provisions whereby we indemnify customers from third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. To date, we have not incurred any material costs as a result of such commitments. Any such credits or payments made to customers under these arrangements are recorded as a reduction of revenue.

Consulting Services Revenue

Consulting services revenue consists of contracts with fixed terms and fee structures based upon the volume and activity or fixed-price contracts for consulting and strategic services. When these services are not combined with subscription revenues as a single unit of account, as discussed below, these revenues are recognized as services are rendered and accepted by the customer.

Other Revenues

We sell solo*TAG™ s and solo*CODE™s to customers by the roll of printed labels or as a digital code that allows customers to print directly their packing. When customers active a solo*TAG™ or solo*CODE™, we receive an activation fee, which is recognized upon activation by the customer. From time to time, we may purchase equipment for resale to customers. Such equipment is generally drop-shipped to our customers. We recognize revenue as these products are delivered.

Cost of Revenue

Cost of revenue consists primarily of costs related to providing subscription and other services to our customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, security services, and other tools.

Deferred Revenue

Deferred revenue consists of payments received in advance of revenue recognition from subscription services. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, contract duration, and invoice frequency. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as deferred revenue, which is a current liability on the accompanying consolidated balance sheets.

Reclassifications

Certain prior year financial statement amounts have been reclassified for consistency with the current year presentation.

Income Taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in selling, general and administrative expenses in the consolidated statement of operations.

We recognize deferred tax assets to the extent that its assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Stock-Based Compensation

We measured stock-based compensation based on the fair value of the share-based awards on the date of grant and recognize the related costs on a straight-line basis over the requisite service period, which is generally the vesting period.

Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance and information for different revenue streams is not evaluated separately. As such, we have a single operating segment.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board, or the FASB, has issued guidance to revise accounting for revenue from contracts with customers, which supersedes the revenue recognition requirements and industry-specific guidance currently in effect for us. The new revenue standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The new revenue standard is effective for our fiscal 2021 annual reporting period and for interim periods thereafter. The new revenue standard allows for either full retrospective or modified retrospective adoption. We will adopt the new standard using the modified retrospective approach and anticipate that the timing of recognition of incremental costs of obtaining contracts will be the most significant change to our results of operations upon adoption.

The FASB has issued new guidance related to the accounting for leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for us in our fiscal year beginning in 2022. We are evaluating the impact of the adoption of the new standard on our consolidated financial statements and do not anticipate a significant impact on our results of operations.

The FASB has issued guidance to introduce a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses, or CECL. Under the new standard, an entity is required to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The new guidance is effective for us in our fiscal year beginning in 2023. We are evaluating the impact of the adoption of the new standard on our consolidated financial statements.

The FASB has issued guidance related to the accounting for share-based compensation to nonemployees, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The amended guidance is effective for our annual financial statements for the fiscal year beginning on July 1, 2020, and for interim periods beginning in the subsequent fiscal year. We do not anticipate the adoption of this guidance to have a significant effect on our results of operations.

The FASB has issued guidance regarding when internal-use software development costs should be capitalized or charged to expense. Depending upon the nature of the costs and the project stage in which they are incurred. Capitalized development costs are subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. The guidance is applicable for us in our fiscal year beginning in 2023 with early adoption permitted, including adoption in an interim period. We are evaluating the impact of the adoption of the new standard on our financial statements.

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

F-10

AKERNA CORP.

 Notes to Consolidated Financial Statements

June 30, 2020

Note 3 – Significant Transactions

Business Combinations

Trellis Solutions, Inc.

On April 8, 2020, we acquired Trellis, a cannabis cultivation management and compliance software company in an all-stock transaction. Our estimated acquisition date fair value of the consideration transferred for Trellis was as follows (in thousands):

Common shares issued	$2,531
Contingent consideration	998
Total estimated fair value of consideration	$3,529

We incurred $0.1 million of transaction costs directly related to the acquisition that is reflected in general and administrative expenses in our consolidated statement of operations.

We issued 349,650 shares of our common stock valued at $7.24 per share, the closing price of a share of our common stock on the date of acquisition in exchange for 100% of the outstanding stock of Trellis. We have also agreed to pay additional consideration calculated as annualized revenue derived from previously identified customers for the month of September 2020 multiplied by five. The contingent consideration is payable in shares based on the 20-day VWAP. As of June 30, 2020, we estimated the fair value of the contingent consideration to be $0 and recorded a gain of $1.0 million on the change in the fair value of contingent consideration included in general and administrative expenses in the consolidated statement of operations.

Our purchase price allocation is preliminary as additional information may come to our attention regarding the acquisition date value of assets acquired and liabilities assumed that could require measurement period adjustments to this allocation. The following table summarizes our preliminary estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$21
Accounts receivable, net	77
Other assets	6
Acquired technology	210
Acquired trade name	80
Customer relationships	220
Goodwill	3,229
Accounts payable and accrued expenses	(283)
Deferred revenue	(31)
Net assets acquired	$3,529

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The amounts of Trellis’s revenue and net loss included in our consolidated statement of operations from the acquisition date of April 10, 2020 to June 30, 2020 were $216,000 and $17,000, respectively.

solo sciences, inc.

On January 15, 2020, we closed on a stock purchase agreement with substantially all of the shareholders of Solo pursuant to which we acquired all right, title, and interest in 80.4% of the issued and outstanding capital stock of Solo, calculated on a fully diluted basis. As a result of our initial investment, Solo became a controlled subsidiary and we commenced consolidation of Solo on January 15, 2020. The estimated acquisition date fair value of the consideration transferred for Solo was $17.9 million. During the fourth quarter of fiscal 2020, we completed the preliminary valuation of the contingent consideration and recorded a measurement period adjustment to reflect this liability on our balance sheet. The estimated fair value of consideration recorded consisted of the following (in thousands):

Common shares issued	$$17,550
Contingent consideration	389
Total estimated fair value of consideration	$17,939

We incurred $0.3 million of transaction costs directly related to the acquisition, which is reflected in general and administrative expenses in our consolidated statement of operations.

We exchanged 1,950,000 shares of our common stock, valued at $9.00 per share, the closing price of a share of our common stock on the date of acquisition. In addition to the stock consideration, we agreed to pay contingent consideration in the form of fees payable to the legacy Solo shareholders equal to the lesser of (i) $0.01 per solo*TAG™ and solo*CODE™ sold or (ii) 7% of net revenue. The fees were to be paid annually until the earlier of: (1) our shares trading above $12 per share for any consecutive 20 trading days in a 30-day period; (b) upon our no longer owning a majority stake in Solo; or (c) upon expiration of the patents related to solo*TAG™ and solo*CODE™, which is December 1, 2029. This fee represents contingent consideration and was recorded at fair value as of the date of acquisition. Contingent consideration is adjusted to fair value each period with changes in fair value being recognized in earnings at each reporting period.

We also acquired an option to acquire the noncontrolling interests in Solo during the 12 months following the close for either cash or shares. Beginning with the expiration of our option, the noncontrolling interests in Solo have a 3-month option to acquire between 40% and 55% of Solo back from us for cash. On July 31, 2020, we entered into an amendment to the stock purchase agreement to exercise our option to acquire the noncontrolling interests in Solo, for 800,000 shares of our common stock., this transaction will be recorded as an equity transaction, with no effect to the value of the assets acquired or liabilities assumed. In connection with this amendment, the selling shareholders agreed to cancel the contingent consideration in the future and waived a right to any amount that would have been earned prior to the amendment. Because the amendment occurred subsequent to our fiscal year-end, the liability remains recorded as of June 30, 2020, the liability will be written off upon the during our next fiscal quarter.

During the fourth quarter 2020, we obtained additional information regarding the valuation of the assets acquired and liabilities assumed. We have recorded a measurement period adjustment to allocate the acquisition price to intangible assets, goodwill, accrued liabilities, and the fair value of noncontrolling interests. As we finalize this valuation, we may have additional adjustments to the allocated values. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$101
Prepaid expenses and other assets	22
Furniture, fixtures, and equipment	2
Acquired technology	7,160
Acquired trade name	340
Goodwill	17,025
Accounts payable and accrued liabilities	(1,158)
Fair value of noncontrolling interests	(5,554)
Net assets acquired	$17,938

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to expanded market opportunities, for which there is no basis for U.S. income tax purposes. The amounts of Solo’s revenue and net loss included in our condensed consolidated statement of operations from the acquisition date of January 15, 2020 to June 30, 2020 were $23,000 and $1,471,000, respectively.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations for Akerna, Trellis, and Solo, as though the companies were combined as of the beginning of our fiscal 2019:

	June 30,
	2020	2019
Revenues	$13,584	$12,220
Net loss	(20,589)	(15,884)

The pro forma financial information for the periods presented above has been calculated after adjusting the results of Solo and Trellis to reflect the business combination accounting effects resulting from these acquisitions, including the amortization expense from acquired intangible assets as though the acquisitions occurred as of the beginning of our fiscal year 2020. As noted above, the allocation is preliminary and finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Akerna historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combinations and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our 2019 fiscal year.

Ample Organics

On July 7, 2020, we completed the acquisition of Ample Organics (“Ample”), Ample provides a seed-to-sale platform to clients in Canada, which offers tracking, reporting, and compliance tools to cannabis cultivators, processors, sellers, and clinics. We acquired 100% of the stock of Ample Organics for 3.3 million exchangeable shares of one of our wholly-owned subsidiaries. The exchangeable shares may be exchanged, at the option of the holder, for shares of Akerna common stock on a one-for-one basis, therefore the exchangeable shares issued were valued at $7.65 per share, the closing price of an equivalent share of Akerna common stock, $30.7 million was the aggregate value of the exchangeable shares. In addition to the stock consideration, we paid $5.5 million in cash, which was used to settle all of Ample's then outstanding debt. In addition to the stock and cash consideration, the agreement provides for contingent consideration of up to CAD$10,000,000, payable in exchangeable shares, payable if Ample's Recurring Revenue recognized during the 12 months after the acquisition date is CAD$9,000,000 or more. The contingent consideration amount is reduced by an amount equal to the product of CAD$6.67 multiplied by the difference between CAD$9,000,000 and the amount of Recurring Revenue realized during the 12 months following the acquisition. The contingent consideration will be recorded as the estimated fair value on the acquisition date and adjusted to estimated fair value in each subsequent reporting period until settlement.

Due to the short period of time since the acquisition date and limitations on access to Ample information prior to the acquisition date, our initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for contingencies, intangible assets, and goodwill. This information is expected to be reflected in our interim financial statements included in our quarterly report on Form 10-Q for the three months ending September 30, 2020.

Reverse Merger

On June 17, 2019, MTech and MJF consummated the Mergers contemplated by the Merger Agreement dated October 10, 2018, as amended. In connection with the closing of the Mergers, we changed our name from MTech Acquisition Holdings Inc. to Akerna Corp. The Merger Consideration was paid through the issuance of 6,520,099 shares of our common stock (the “Consideration Shares”) to the former holders of MJF common units, preferred units, and profit interest units at a price equal to $10.16 per share. We allocated 283,010 fully vested shares of Akerna common stock and 215,063 shares of unvested restricted stock were allocated to the former holders of MJF profit interest units, which were accounted for as share-based compensation.

As disclosed above, (a) 283,110 fully vested shares of common stock were allocated to the former holders of MJF profit interest units, resulting in the recognition of approximately $3.4 million on June 17, 2019 and approximately $2.1 million of compensation expense related to unvested restricted shares such profit interest units be recognized over the remaining vesting period of 3 years.

AKERNA CORP.

 Notes to Consolidated Financial Statements

June 30, 2020

Note 4 - Balance Sheet Disclosures

Prepaid expenses and other current assets as of June 30, 2020 and 2019 consisted of the following:

	2020	2019
Software and technology	$571,695	$237,930
Professional services, dues, and subscriptions	473,731	169,804
Insurance	105,814	159,940
Rental deposit	38,303	10,000
Other	25,798	—
Total Prepaid Expenses and Other Current Assets	$1,215,341	$577,674

Accounts payable and accrued liabilities as of June 30, 2020 and 2019 consisted of the following:

	2020	2019
Accounts payable	$1,443,895	$1,317,566
Professional fees	2,273,659	49,205
Sales taxes	59,825	36,358
Compensation	260,042	354,724
Contractors	782,366	19,557
Other	42,141	40,706
Total accounts payable and accrued liabilities	$4,861,928	$1,818,116

The accrued compensation includes accrued executive bonuses of $128,000 and $215,000 as of June 30, 2020, and 2019, respectively.

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 5 - Goodwill and Intangible Assets, Net

Goodwill
The following table reflects the changes in the carrying amount of goodwill during the year ended June 30, 2020:
Balance as of June 30, 2019	$—
Additions due to acquisitions	20,254,309
Balance as of June 30, 2020	$20,254,309
Finite-lived Intangible Assets, Net
Intangible assets as of June 30, 2020 consist of the following:
	Weighted average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired developed technology	4.42	$7,370,000	$(679,696)	$6,690,304
Acquired trade names	7.40	420,000	(23,248)	396,752
Customer relationships	1.75	220,000	(24,475)	195,525
Other intangible assets, not yet placed into service	N/A	211,394	—	211,394
Intangible assets		$8,221,394	$(727,419)	$7,493,975

Capitalized software - In-service	1.86	2,852,044	(560,528)	2,291,516
Capitalized software - Work in Progress	N/A	337,788	—	337,788
Total Capitalized Software		3,189,832	(560,528)	2,629,304
Total finite-lived intangible assets		$11,411,226	$(1,287,947)	$10,123,279
We record amortization expense associated with acquired developed technology, acquired trade names, and customer relationships. The amortization expense of all finite-lived intangible assets, which includes capitalized software was $1.3 million for the year ended June 30, 2020.

As of June 30, 2020, expected amortization expense relating to capitalized software and purchased intangible assets for each of the next five years and thereafter is as follows:

	Acquired Intangible Assets	Capitalized Software
2021	$1,711,444	$1,325,851
2022	1,663,607	806,012
2023	1,490,511	63,838
2024	1,469,778	63,838
2025	813,444	31,977
Thereafter	133,797	—
Total	$7,282,581	$2,291,516

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 6 – Equity Method Investment and Related Party Transaction

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

We have determined that ZolTrain is a VIE for accounting purposes. However, we are not required to consolidate ZolTrain in our financial statements because we are not ZolTrain’s primary beneficiary. As of June 30, 2020, our maximum exposure to loss was equal to the carrying value of our initial investment of $250,000. We have concluded that the ZolTrain Preferred is in-substance common stock because the liquidation preference provided is not substantive, the equity method of accounting is applicable to in-substance common stock. As a result of our representation on the board of directors, we determined that we can exert significant influence over the day to day operations of ZolTrain therefore; we account for this investment using the equity method of accounting, which requires we recognize our share of the ZolTrain operations in our results of operations. For the year ended June 30, 2020 we have recognized equity in loss of investee of $3,692, which represents our share of ZolTrain's losses since our investment.

Subsequent to our investment, we entered into a nonexclusive license/reseller agreement with ZolTrain, effective October 24, 2019, to provide ZolTrain’s online cannabis training platform as a co-branded integration option into our MJ Platform and Leaf Data Systems, which is a related party transaction. ZolTrain will share subscription-based revenue generated from our customers with us. The amount of the share of the revenue for each of us and ZolTrain will depend on both (a) the number of training modules accessed by a customer and (b) which party created the accessed content. In addition to the revenue sharing arrangement, the license/reseller agreement provides us with the right to receive additional consideration from ZolTrain in the form of an equity earnout if certain revenue milestones are achieved during 2020, 2021, and 2022. Our ability to recognize revenue from the additional earnout consideration in the future will mainly depend on whether it becomes probable that such revenue milestones will be achieved. For the year ended June 30, 2020 we have not recognized any revenue from this agreement.

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 7 - Long Term Debt

Long-term debt consisted of the following at June 30, 2020, we had no long-term debt as of June 30, 2019:

Convertible Notes (at fair value)	$14,131,000
PPP loan	2,204,600
Subtotal	16,335,600
Less: current maturities	(6,135,364)
Total long-term debt, less current portion	$10,200,236

Senior Secured Convertible Notes

On June 8, 2020, we entered into a Securities Purchase Agreement, or SPA, with two institutional investors, or the Note Holders, to sell a new series of senior secured convertible notes, or the Convertible Notes, of Akerna in a private placement to the Note Holders, in the aggregate principal amount of $17.0 million having an aggregate original issue discount of 12%, and ranking senior to all outstanding and future indebtedness of Akerna. The Convertible Notes were sold on June 9, 2020, with an original issue discount pursuant to which the Note Holders paid $880 per each $1,000 in principal amount of the Convertible Notes. The Convertible Notes do not bear interest except upon the occurrence of an event of default, in which event the applicable rate will be 15.00% per annum.

The Convertible Notes mature on June 1, 2023, are payable in installments beginning on October 1, 2020, and may not be prepaid. The Convertible Notes are convertible at any time, at the election of the Holders and subject to certain limitations, into shares of common stock at a rate equal to the amount of principal, interest, if any, and unpaid late charges, if any, divided by a conversion price of $11.50. Under the terms of the Convertible Notes, the Convertible Notes are convertible at any time, in whole or in part, at the option of the holders thereof, into shares of common stock at a rate equal to the amount of principal, interest (if any) and unpaid late charges (if any), divided by a conversion price of $11.50.

In connection with the occurrence of an event of default, the Holders of the Convertible Notes will be entitled to convert all or any portion of the Convertible Notes at an alternate conversion price equal to the lower of (i) the conversion price then in effect, or (ii) 80% of the lower of (x) the volume-weighted average price, or VWAP, of the common stock as of the trading day immediately preceding the applicable date of determination, or (y) the quotient of (A) the sum of the VWAP of the common stock for each of the two trading days with the lowest VWAP of the common stock during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than $1.92.

We have elected to use the fair value option to account for the Convertible Notes. The fair value of the Convertible Notes on issuance was recorded as $15.0 million. During the year ended June 30, 2020, the fair value of the Convertible Notes decreased by $0.8 million. Of the adjustment, a decrease of $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and a decrease of $0.8 million was recognized as current period other expense in our consolidated statement of operations. As of June 30, 2020, the fair value of the Convertible Notes on our consolidated balance sheet was $14.1 million.

Paycheck Protection Program Loan

In April 2020, we were granted a loan, or the PPP Loan, from a lender in the aggregate amount of $2.2 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan is evidenced by a promissory note dated April 21, 2020, the Note. The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred from the date of the Note, has an initial term of two years from the date of the Note, and is unsecured and guaranteed by the Small Business Administration. We may prepay up to 20% of the PPP Loan amount at any time prior to maturity with no prepayment penalties. We must pay all accrued interest if we prepay greater than 20% of the PPP Loan amount and the PPP Loan has been sold on the secondary market. The Note provides for customary events of default. The PPP Loan may be accelerated upon the occurrence of an event of default. The PPP Loan may be forgiven in accordance with the terms of the CARES Act. The principal amount of the PPP Loan not forgiven and accrued interest is to be repaid in 18 equal monthly installments beginning seven months from the date of the disbursement of the PPP Loan. We applied for the PPP Loan and received the proceeds from the PPP Loan prior to the issuance of the recent guidance from the United States Treasury Department and U.S. Small Business Administration on April 23, 2020. We are currently evaluating the impact this guidance has on Akerna and the PPP Loan.

We are accounting for the PPP Loan as a liability and accrue interest expense using the effective interest method.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year ending June 30,
2021	$6,844,620
2022	12,359,980
Aggregate maturities	19,204,600
Original issue discount on Convertible Notes	(2,040,000)
Unrealized change in fair value of Convertible Notes	(829,000)
Long term debt outstanding as of June 30, 2020	$16,335,600

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 8 - Stockholders’ Equity

Common and Preferred Stock

Upon the closing of the Merger, our certificate of incorporation was amended and restated to have one single class of common stock and 75,000,000 authorized shares of common stock, par value $0.0001 per share.

We also entered into a series of securities purchase agreements with certain investors (the “PIPE Investors”), whereby we issued 901,074 shares of Class A common stock (the “Private Placement Shares”) for an aggregate purchase price of $9.2 million (the “Private Placement”), which closed simultaneously with the consummation of the Mergers. Upon the closing of the Mergers, the Private Placement Shares were automatically converted into shares of Akerna common stock on a one-for-one basis.

The proceeds received from the Mergers totaled approximately $18 million, which is net of $4.4 million of underwriting discounts and commissions and other expenses related to the Mergers.

We also have 5,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which none are issued and outstanding. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. Subject to the prior rights of all classes or series of stock at the time outstanding having prior rights as to dividends or other distributions, all stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. Subject to the prior rights of creditors of the Corporation and the holders of all classes or series of stock at the time outstanding having prior rights as to distributions upon liquidation, dissolution, or winding up of the Corporation, in the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative, preemptive rights, or subscription rights.

Warrants

In connection with MTech’s initial public offering, we sold 5,750,000 units at a purchase price of $10.00 per unit, inclusive of 750,000 units sold to the underwriters on February 8, 2018, upon the underwriters’ election to fully exercise their over-allotment option. Each unit consisted of one share of MTech’s common stock and one warrant (“Public Warrant”). Each Public Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $11.50. Upon the Mergers, the Public Warrants were converted to those of Akerna at the exchange ratio of one-for-one.

A summary of the status of common stock warrants as of June 30, 2020 and the changes during the two years then ended, is presented in the following table:

	Shares Issuable Under Warrants	Weighted-average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding as of July 1, 2018	5,993,750	$11.50	—	$—
Issued	189,365	11.50	—	—
Exercised	—	—	—	—
Expired/canceled	—	—	—	—
Outstanding at June 30, 2019	6,183,115	$11.50	4.97	$2,473,000
Issued	—	—	—	—
Exercised	(369,311)	—	—	—
Expired/canceled	—	—	—	—
Outstanding at June 30, 2020	5,813,804	$11.50	3.97	$—

There was no aggregate intrinsic value for the warrants outstanding as of June 30, 2020.

F-13

 AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 9 - Stock-Based Compensation

Restricted Shares and Restricted Stock Units

On June 17, 2019, our stockholders considered and approved the 2019 Long Term Incentive Plan, or the Equity Incentive Plan, and reserved 1,040,038 shares of common stock for issuance thereunder. The Equity Incentive Plan was previously approved, subject to stockholder approval, by the board of directors of Akerna on January 23, 2019.  The Equity Incentive Plan became effective immediately upon the Closing of the Mergers. On June 26, 2020, the stockholders approved an amendment to the Equity Incentive Plan and increased the shares authorized for issuance thereunder by 525,000 to 1,565,038.

We grant restricted stock units, or RSUs, that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date or the first day of the service period.

Prior to the Mergers, MJF had Profit Interest Incentive Plan in place whereby it could grant Profits Interest Units, or PIUs, to employees or consultants and other independent advisors of the Company. PIUs granted under the Profits Interest Plan would generally vest once a year over four years commencing on the date granted or based on specified performance targets. MJF had the right, but not the obligation, to repurchase vested PIUs from holders upon their termination of employment. Unvested PIUs were to be forfeited upon termination of employment. If the holder was terminated for cause, as defined, all vested and unvested units would be forfeited. PIUs repurchased or canceled or forfeited by the award recipient were available for reissuance. Upon completion of the Mergers, the non-vested PIUs were exchanged for and became subject to restricted stock agreements, or Restricted Shares, with varying vesting terms that reflect the vesting conditions applicable to the individual PIUs at the time of the merger.

We determined the PIUs represented a profit-sharing compensation arrangement that had value only upon a defined liquidating event. Accordingly, no value was accrued for the PIUs prior to the Mergers on June 17, 2019, which met the definition of a liquidating event. As a result, we recorded a one-time charge of approximately $3.4 million, which represented the charge associated with issuing fully vested shares of common stock in exchange for the PIUs.

A summary of our unvested Restricted Shares and Restricted Stock Units (“RSUs”) activity for the year ended June 30, 2020 is presented in the table below:

	Restricted Shares	Restricted Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2019	215,063	—	215,063	$11.99
Granted	—	571,229	571,229	7.24
Vested	(88,659)	(26,965)	(115,624)	7.25
Forfeited	(54,091)	(78,470)	(132,561)	10.83
Unvested as of June 30, 2020	72,313	465,794	538,107	$6.56

For the year ended June 30, 2020, we recognized stock-based compensation expense related to the ratable amortization of the unvested Restricted Shares and RSUs of $1.3 million. stock-based compensation expense is included in operating expenses and cost of sales on our consolidated statements of operations consistent with the allocation of other compensation arrangements. During the year ended June 30, 2020, we capitalized $0.1 million in stock-based compensation costs as software development cost. The $3.9 million of unrecognized costs as of June 30, 2020 related to Restricted Shares and RSUs will be ratably recognized over an estimated weighted average remaining vesting period of 3.1 years.

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 10 - Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to Akerna stockholders by the weighted-average number of shares of common stock outstanding. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common stock, including warrants, restricted stock awards, restricted stock units, and shares issuable upon conversion of debt. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method and excludes potential common stock when the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. The table below details potentially outstanding shares on a fully diluted basis as of June 30, 2020 and 2019 that were not included in the calculation of diluted earnings per share and the weighted average amounts of potentially outstanding shares that would have been dilutive had we reported net income for the years ended June 30, 2020 and 2019.

	Fully Diluted		Weighted Average for the Year Ended
	2020	2019	2020	2019
Warrants	5,813,804	6,183,115	5,833,971	6,001,013
Restricted Stock Units	325,121	—	37,709	—
Restricted Stock Awards	75,654	215,063	7,656	2,351
Shares of common stock issuable in upon conversion of Convertible Notes	1,936,845	—	111,130	—
Total	8,151,424	6,398,178	5,990,466	6,003,364

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 11 - Fair Value

Contingent Consideration

Solo

In connection with our acquisition of Solo, the Solo selling shareholders have the potential to earn the contingent consideration, which is calculated as the lesser of (i) $0.01 per solo*TAGTM and solo*CODETM sold or (ii) 7% of net revenue. The fees were to be paid annually until the earlier of: (1) our shares trading above $12 per share for any consecutive 20 trading days in a 30-day period; (b) upon our no longer owning a majority stake in Solo; or (c) upon expiration of the patents related to solo*TAGTM and solo*CODETM, which is December 1, 2029.

We record the fair value of the liability in the consolidated balance sheets under the caption “current contingent consideration” and recognize changes to the liability against earnings or loss in general and administrative expenses in the consolidated statements of operations. The fair value of the contingent consideration on the date of the acquisition of Solo was $389,000. The carrying amount at fair value of the aggregate liability for the contingent consideration recorded on the consolidated balance sheet at June 30, 2020 is $389,000. As such we have not recorded a change in the fair value of the contingent consideration during the year ended June 30, 2020. As discussed in Note 3, subsequent to year end, we reached an agreement with the Solo selling shareholders to eliminate any future obligation with respect to the contingent consideration and waive any contingent consideration that would have been due prior to amending the agreement.

We utilized a Monte Carlo simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in GAAP. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect our assumptions about the assumptions that market participants would use in valuing the contingent consideration as of the acquisition date and subsequent reporting period.

Trellis

In connection with our acquisition of Trellis, the Trellis selling shareholders have the potential to earn contingent consideration, which is calculated as five times the annualized revenue of certain customers generated in September 2020. The fair value of the contingent consideration on the date of acquisition of Trellis was $998,000. The carrying amount at the fair value of the liability for the contingent consideration recorded on our consolidated balance sheet as of June 30, 2020 was $0. We have recorded the change in the fair value of the contingent consideration during the year ended June 30, 2020 in general and administrative expenses in our consolidated statement of operations.

We valued the contingent consideration using a probability-weighted discounted cash flow model, which incorporates inputs that are not observable in the market and thus represents a Level 3 measurement as defined in GAAP. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management's own assumptions about the assumptions that market participants would use in valuing the contingent consideration as of the valuation date, as well as our knowledge of specific transactions that effect the calculation.

Fair Value Option Election – Convertible Notes

We issued Convertible Notes with a principal amount of $17.0 million at a purchase price of $15.0 million on June 9, 2020. We have elected to account for the Convertible Notes using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument specific credit risk is recorded in other comprehensive income as a component of equity. The remaining estimated fair value adjustment is presented as a single line item within other income (expense) in our consolidated statement of operations under the caption, change in fair value of convertible notes.

For the Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from June 9, 2020 (date of issuance) to June 30, 2020:

Beginning fair value balance on issue date - June 9, 2020	$14,960,000
Change in fair value reported in the statements of operations	(766,000)
Change in fair value reported in other comprehensive income	(63,000)
Ending fair value balance - June 30, 2020	$14,131,000

The estimated fair value of the Convertible Notes as of their June 9, 2020 issue date and as of June 30, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Convertible Notes reflects our assumptions about the assumptions that market participants would use in valuing the Convertible Notes as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	June 30, 2020	June 9, 2020
Face value principal payable	$17,000,000	$17,000,000
Original conversion price	$11.50	$11.50
Value of Common Stock	$8.80	$10.28
Expected term (years)	2.9	3.0
Volatility	45.0%	45.0%
Market yield (range)	23.9%	23.3% to 23.4%
Risk free rate	0.2%	0.2%
32

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 12 - Commitments and Contingencies

Operating Leases

We lease facilities and vehicles under non-cancelable operating leases. Rent expense for the years ended June 30, 2020 and 2019 was $299,629 and $151,458, respectively. Future minimum lease payments under these leases are $526,185 for the year ending June 30, 2021 and $305,214 for the year ending June 30, 2022.

Letter-of-Credit

As of June 30, 2020, and 2019, we had a standby letter-of-credit with a bank in the amount of $500,000. The standby letter of credit is collateralized by $500,000 of cash, which is classified as restricted cash on our consolidated balance sheets. The beneficiary of the letter-of-credit is an insurance company.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible losses can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred. As of June 30, 2020 and 2019, respectively, there were no legal proceedings requiring recognition or disclosure in the financial statements.

Employee Benefit Plan

We have a 401(k) Plan (the “Plan”) to provide retirement benefits for its employees. Employees may contribute up to a portion of their annual compensation to the Plan, limited to a maximum annual amount as updated annually by the IRS. We do not offer a match of employee contributions nor any discretionary contributions.

AKERNA CORP.

Notes to Consolidated Financial Statements

Note 13 - Income Taxes

We are the sole owner of MJF as of June 17, 2019, which is a disregarded entity for federal income taxes. Prior to June 17, 2019 MJF was treated as a partnership for U.S income tax purposes. Accordingly, prior to the business combination, our taxable income and losses were reported on the income tax returns of MJF’s members. Therefore, no income tax is provided prior to June 17, 2019.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. It was determined the CARES Act did not materially impact our tax provision as of June 30, 2020.

The accounting for the business combinations of Solo and Trellis reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities, intangible assets and income taxes.

The following table sets forth the expense or (benefit) for income taxes:

	June 30,
	2020	2019
Income tax expense
Current income taxes
U.S. federal	$30,985	$—
U.S. state	—	—

Total current income taxes	$30,985	$—

June 30,
	2020	2019
Deferred income taxes
U.S. federal	$—	$—
U.S. state	—	—

Total deferred income tax benefit	$—	$—

The following table sets forth reconciliations of the income tax expense at the statutory federal income tax rate to actual expense based on income or loss before income taxes:

	June 30,
	2020	2019
Income tax expense attributable to:
Federal	$(3,255,706)	$(2,509,246)
State, net of federal benefit	(862,690)	(13,452)
Foreign tax rate less than federal rate	(2,645)	—
Permanent differences	312,525	—
Restricted stock awards	—	816,505
Changes in valuation allowance	3,884,440	85,455
Provision to return adjustment	(45,134)	—
Losses from flow-through entity not subject to tax	—	1,640,066
Other adjustments	195	(19,328)

Effective income tax expense	$30,985	$—

	June 30,
	2020	2019
Noncurrent deferred tax assets:
Employee compensation	$378,003	$—
Debt issuance costs	323,183	—
Revenue recognition	156,022	22,226
Federal and state net operating loss	4,082,297	63,229
Foreign net operating loss	258,083	—

Total deferred tax assets	$5,197,588	$85,455

Noncurrent deferred tax liabilities:
Fixed assets	(653,819)	—
Intangibles	(1,808,960)	—

Deferred tax liabilities	$(2,462,779)	$—

Valuation allowance	(2,734,809)	(85,455)

Deferred taxes after valuation allowance	$—	$—

During the year ended June 30, 2020, valuation allowances on deferred tax assets that are not anticipated to be realized increased by $2,649,354.

Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax losses. The measurement of deferred tax assets is reduced by a valuation allowance if based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded as of June 30, 2020 and 2019 are appropriate.

We have deferred tax assets related to U.S. federal tax and state tax carryforwards for net operating losses, which will not expire in the amount of $15,286,374. The U.S. federal net operating loss carryforwards do not expire and the U.S. state net operating loss carryforwards expire at various dates beginning in 2039. We have deferred tax assets related to foreign net operating loss carryforward, which begin to expire in 2028, in the amount of $973,900.

We are not currently under examination for any of the major jurisdictions where we conduct business as of June 30, 2020, however, all of our tax years remain subject to examination. Our management does not believe there are significant uncertain tax positions in 2020 and as a result we do not expect any cash payments in the next 12 months, however, an uncertain tax position related to potential penalties in the amount of $50,000 has been recorded in connection with one of the business combinations during the year ended June 30, 2020. There are no interest related to uncertain tax positions in 2020.

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 14 – Revisions of Financial Statements for the Fiscal Quarters during Fiscal Year 2020

During the course of preparing the annual report on Form 10-K for the year ended June 30, 2020, we determined that costs incurred during the application development phase of certain new software applications and enhancements were not properly capitalized, which resulted in the overstatement of operating expenses and net loss, and an understatement of amortization expense for each of the quarters during the year ended June 30, 2020. We assessed the materiality of these errors on prior periods’ financial statements and concluded that the errors were not material to any prior annual or interim periods, but the cumulative adjustments necessary to correct the errors would be material if we recorded the corrections the period in which the errors were identified. In accordance with GAAP, we are revising the prior periods’ financial statements when they are next issued. See Item. 4 of Part I, Controls, and Procedures.

	Three Months Ended September 30, 2019
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Cost of revenue	$1,397,361	$(17,660)	$1,379,701
Gross profit	1,795,529	17,660	1,813,189
Product development	1,130,880	(519,978)	610,902
Selling, general and administrative	3,583,815	17,899	3,601,714
Net loss	(2,846,071)	519,739	(2,326,332)
Net loss per share	(0.26)		(0.21)

	Three Months Ended December 31, 2019
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Cost of revenue	1,638,840	(23,601)	1,615,239
Gross profit	1,667,363	23,601	1,690,964
Product development	1,261,509	(638,008)	623,501
Selling, general and administrative	4,796,404	86,768	4,883,172
Net loss	(4,338,536)	574,841	(3,763,695)
Net loss per share	(0.40)		(0.34)

	Six Months Ended December 31, 2019
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Cost of revenue	3,036,201	(41,261)	2,994,940
Gross profit	3,462,892	41,261	3,504,153
Product development	2,392,389	(1,157,986)	1,234,403
Selling, general and administrative	8,380,219	104,667	8,484,886
Net loss	(7,184,607)	1,094,580	(6,090,027)
Net loss per share	(0.66)		(0.56)

	Three Months Ended March 31, 2020
	As reported	Adjustment	As revised
Condensed Consolidated Statement of Operations
Cost of revenue	1,420,909	(24,690)	1,396,219
Gross profit	1,649,637	24,690	1,674,327
Product development	1,632,353	(757,566)	874,787
Selling, general and administrative	5,500,837	177,405	5,678,242
Net loss	(5,348,980)	604,851	(4,744,129)
Net loss per share	(0.43)		(0.38)

	Nine Months Ended March 31, 2020
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Cost of revenue	4,457,110	(65,951)	4,391,159
Gross profit	5,112,529	65,951	5,178,480
Product development	4,024,742	(1,915,552)	2,109,190
Selling, general and administrative	13,881,056	282,072	14,163,128
Net loss	(12,533,587)	1,699,431	(10,834,156)
Net loss per share	(1.11)		(0.96)

F-18

AKERNA CORP.

Notes to Consolidated Financial Statements

June 30, 2020

Note 15 - Subsequent Events

F-19