Form 10-K/A
period 2020-06-30
Akerna Corp.
filed 2020-10-28
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of October 28, 2020, there were 14,685,932 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Akerna Corp. (the “Company,” “we,” “us,” “our,” or “Akerna” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Original 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on September 29, 2020. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2020 Annual General Meeting of Shareholders. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted. This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Form 10-K, Part III, Items 10 through 14 of our Form 10-K and Part IV of our Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our Original 10-K. Accordingly, this Amendment should be read in conjunction with our Original 10-K and with our filings with the SEC subsequent to our Original 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Jessica Billingsley	43	Chairman of the Board and Chief Executive Officer(3)
Scott Sozio	40	Director(3)
Matthew R. Kane	40	Director(1)
Tahira Rehmatullah	38	Director(1)
Mark Iwanowski	65	Director(3)
John Fowle	42	Chief Financial Officer and Secretary
Nina Simosko	52	Chief Commerical Officer
Ray Thompson	50	Chief Operating Officer
David McCullough	44	Chief Technology Officer

(1)	Class I director.

(2)	Class II director.

(3)	Class III director.

Jessica Billingsley has served as Chief Executive Officer and director since the consummation of our merger on June 17, 2019, and Chairman of the Board since July 2019. Ms. Billingsley co-founded MJF, our wholly-owned subsidiary, in 2010 and served as President of MJF from 2010 to April 2018 and Chief Executive Officer since May 2018. An early investor in one of Colorado’s first legal medical cannabis businesses, Ms. Billingsley created the category of cannabis seed-to-sale technology after seeing the need first-hand. Prior to MJF, Ms. Billingsley was the founder and chief executive officer of Zoco, a technology services firm with clients across the United States. Ms. Billingsley has 20 years of technology and systems experience with rapidly scaling businesses and founded her first business at the age of 22. Ms. Billingsley has served on the board of the National Cannabis Industry Association from 2012 to 2019 and has served on the board of the Cannabis Trade Federation since 2019. Ms. Billingsley was named one of Fortune’s 10 most promising women entrepreneurs in 2015 and named one of Inc. Magazine’s 100 Female Founders in 2018. Ms. Billingsley holds a dual degree from the University of Georgia in Computer Science and Communications. Ms. Billingsley was selected to serve on our Board based on her extensive experience with technology and systems companies, broad experience in the telecommunications industry, and her background as an entrepreneur.

Scott Sozio has served as a director since October 2018, prior to the consummation of our merger on June 17, 2019. From October 2018 until the consummation of the merger on June 17, 2019, Mr. Sozio served as President and Secretary of Akerna. From September 2017 and until the merger in June 2019, Mr. Sozio served as the chief executive officer and a director of MTech Acquisition Corp. Since July 2019, Mr. Sozio has served as Head of Corporate Development., Mr. Sozio is the co-founder of Hypur Ventures and since June 2016, has served as its managing director. Since April 2015, Mr. Sozio has served as a director of Hypur Inc., a financial technology firm focused on banking compliance. Since September 2016, Mr. Sozio has served as a director of Simplifya Holdings, LLC, a cannabis compliance technology business, both portfolio companies of Hypur Ventures. Since February 2013, Mr. Sozio has served as a partner in Van Dyke Holdings, where he is responsible for its private investment portfolio. Prior to joining Van Dyke Holdings, Mr. Sozio was a vice president of Bay Harbour Management L.C., a distressed-debt focused hedge fund. He joined Bay Harbour in 2004 after working in the Financial Restructuring Advisory Group at CIBC World Markets. Mr. Sozio is the former Chairman of Island One, Inc., a timeshare company based in Florida (from 2011 to 2012), and acquired by Diamond Resorts as part of Diamond’s initial public offering, and a former director of Great Destinations, Inc., a timeshare sales business based in California (from 2013 to 2016), and acquired by Interval International in 2016. Mr. Sozio holds a B.A. in Architecture from Columbia University. Mr. Sozio was selected to serve on our Board based on his extensive experience in finance and investment management and his broad experience with working with cannabis companies.

Matthew R. Kane has served as a director since the consummation of our merger on June 17, 2019. Since December 2015, Mr. Kane has served as a director or MJF. In 2002, Mr. Kane co-founded and served as co-chief executive officer of Green Shades Software, Inc., a human resources, payroll and tax reporting software company, until 2019 where he has since served as a board member. Additionally, Mr. Kane has served as chief executive officer of Welltality, a health care technology start-up, from 2014 to 2018, where he has since served as a board member. He received his bachelor’s degree in Computer Information Systems from Jacksonville University in 2001, an MBA from the Warrington College of Business at the University of Florida in 2006, and a Masters in Information and Data Service at the University of California, Berkeley in 2020. He previously served for 11 years on the board of Jacksonville University from 2007 to May 2018 and was reappointed in 2019. Mr. Kane was selected to serve on our Board based on his extensive experience in in the software technology applications industry.

Tahira Rehmatullah has served as a director since consummation of our merger on June 17, 2019. Since October 2018, prior to the merger and until consummation of the merger in June 2019, Ms. Rehmatullah served as Vice President and Treasurer. Since 2016, Ms. Rehmatullah has been president of T3 Ventures, a strategy and management consulting firm. From September 2017 to June 2019, Ms. Rehmatullah was the chief financial officer of MTech Acquisitions Inc. From 2016 to 2019, Ms. Rehmatullah was a managing director of Hypur Ventures, where she was responsible for portfolio company management as well as investment sourcing and execution. From June 2017 to June 2018, Ms. Rehmatullah served as a director of Dope Media, a cannabis media company and portfolio company of Hypur Ventures. Prior to joining Hypur Ventures, from 2014 to 2016 Ms. Rehmatullah served as the general manager of Marley Natural, a cannabis brand based on the life and legacy of Bob Marley, where she was responsible for the brand launch as well as managing its day-to-day operations. From 2014 to 2016, Ms. Rehmatullah served as an investment manager at Privateer Holdings, a private equity firm with investments in the legal cannabis industry. Prior to her activities in the cannabis industry, from 2011 to 2012, Ms. Rehmatullah was a portfolio manager at City First Enterprises where she was responsible for underwriting, structuring and managing deals for their community development and investment portfolio. From 2007 to 2011, Ms. Rehmatullah was an associate at Perry Capital where she led research initiatives for the asset-backed securities team. Her career began in Ernst & Young’s Financial Services Advisory practice in 2005. Ms. Rehmatullah holds an M.B.A. from the Yale School of Management and a B.S. in Finance and minor in Life Sciences from The Ohio State University. Ms. Rehmatullah was selected to serve on our Board based on her extensive experience in finance and investment management and her broad experience working with cannabis companies

Mark D. Iwanowski has served as a director since the consummation of the merger on June 17, 2019. Since May 2019, Mr. Iwanowski has served as a director of MJF. Mr. Iwanowski is the founder of Global Visions-Silicon Valley, Inc., a global consulting group focused on venture, mergers and acquisitions, and turnarounds, and has served as its president and chief executive officer since August 2011. Mr. Iwanowski advises and invests in a variety of early stage companies and is an experienced veteran in the international technology sector. Recent projects including overseeing the selection, mentoring and seed funding of approximately 20 start-up companies in the Republic of Georgia. Mr. Iwanowski also serves on the Virgin Galactic advisory board, which recently made it first successful commercial flight into space. Mr. Iwanowski was a managing director with Trident Capital from April 2005 to November 2011. During this time, Mr. Iwanowski also served as chairman of Neohapsis (KSR INC) a cyber-security firm that was then acquired by Cisco from 2006 to 2010. From 2002 to 2005, Mr. Iwanowski was senior vice president - Global IT and chief information officer for Oracle Corporation (NYSE: ORCL). Prior to Oracle, Mr. Iwanowski co-managed an outsourcing business at Science Applications International Corp (NASDAQ: SAIC) and served as its chief operating officer - Telecom and IT Outsourcing Business Unit from 1997 to 2002. Mr. Iwanowski served as a principal at Quantum Magnetics, an airport explosive detection system company, as a general manager and vice president from 1995 to 1997. Mr. Iwanowski also held executive positions with Raytheon (NASDAQ:RTN) as the vice president of Business Development from 1993 to 1995, and was a principal at Applied Remote Technology, an underwater robotics company that was acquired by Raytheon (NASDAQ:RTN), serving as its executive vice president - business development from 1991 to 1993. Mr. Iwanowski played professional football from 1978 to 1980 with the New York Jets, Oakland Raiders and Kansas City Chiefs. Mr. Iwanowski received an MBA from National University in 1989, an MS in Engineering from California Institute of Technology in 1979, and a BS in Engineering from the University of Pennsylvania in 1977. Mr. Iwanowski was selected to serve on our Board based on his extensive experience in business operation and public companies.

John Fowle has served as Chief Financial Officer since December 17, 2019. From May 2019 through December 2019, Mr. Fowle served as Chief Financial Officer of Rev360, an optometry software and business services company. During that time, Mr. Fowle oversaw the company’s financial operations and risk management functions and supported the company’s strategic divestiture of the software business unit. From July 2015 through December 2019, Mr. Fowle served as Vice President, Corporate Controller and Officer of Welltok, Inc., an emerging-growth, data-driven, enterprise SaaS company that delivers the healthcare industry’s leading consumer activation platform. From May 2013 through July 2015, Mr. Fowle served as Corporate Controller of Clarient Diagnostic Services, Inc., a NeoGenomics Company, a specialty molecular biology laboratory focused on cancer diagnostics, testing and research. Prior to that, Mr. Fowle held a variety of increasingly responsible senior financial management positions in GE Healthcare, Panasonic Avionics and Freedom Communications. Mr. Fowle holds a Bachelor of Science degree in Business Administration from the University of Southern California, a Master of Business Administration from the University of California, Irvine, and is a Certified Public Accountant.

Nina Simosko has served as Chief Revenue Officer/Chief Commercial Officer since September 23, 2019. From Feb 2015 through 2018, Ms. Simosko served as president, chief executive officer, and chief product officer of NTT Innovation Institute Inc., a Silicon Valley-based innovation center for NTT Group, one of the world’s largest information and communications technology companies. From Feb 2013 through July 2015, Ms. Simosko was responsible at Nike, Inc. for leading the creation and execution of the Nike technology strategy, planning and operations world-wide. Additionally, from February 2013 through February 2015, Ms. Simosko served on the advisory board of Appcelerator. From August 2012 through August 2014, Ms. Simosko served on the advisory board of Taulia, Inc. and from October 2012 through October 2014 served on the advisory board of K2Partnering Solutions. From June 2004 through May 2012, Ms. Simosko was the senior vice president of the Global Premier Customer Network of the SAP America, Inc. (“SAP”). At SAP, she led both the PCN Center of Excellence and SAP’s Global Executive Advisory Board. During her tenure, she was a part of SAP’s Global Ecosystem & Partner Group which was charged with continuing to build and enable an open ecosystem of software, service and technology partners together with SAP’s communities of innovation. Additionally, she served as the global chief operating officer for the worldwide Customer Education organization, responsible for driving more than half a billion euros in global education software and services revenue, as well as the senior vice president of the SAP’s Education Sales. From July 2008 through June 2011, Ms. Simosko served as a director of Reading Partners. From May 2000 through June 2004, Ms. Simosko served as the executive director of Siebel University and Worldwide Maintenance Renewal Sales, where she was responsible for $100M in annual revenues. From April 1998 through April 2000, Ms. Simosko served as the senior sales and marketing director of Oracle Corporation’s, Oracle Education (Americas Division), where she managed a P&L for a $13M annual budget. Ms. Simosko currently serves on the advisory board of: since January 2018, Silicon Valley in Your Pocket; since January 2015, AppOrchid; since September 2014, Reflection; since May, DeepSense.ai; and since June, 2019 Scanta, Inc. Ms. Simosko holds a Bachelor of Arts degree from Montclair State University where she graduated cum laude.

Ray Thompson has served as Chief Operating Officer of MJF and, following the consummation of the merger, Akerna since November 2018. From November 2016 to January 2018, Mr. Thompson worked as the head of customer and sales Operations for Gloo, a people development SaaS company. During that time, Mr. Thompson reported to the executive team to develop and execute on market strategies, product offerings, financial projections, and talent management. From October 2008 to October 2016, Mr. Thompson served as corporate senior vice president of VisionLink, a multiagency humanitarian software platform, managing across all aspects of the business providing enterprise SaaS solutions to federal and state governments and international humanitarian organizations. From 1996 to 2008, Mr. Thompson served in various executive sales and marketing roles across multiple technologies companies. Mr. Thompson holds a Masters in Business Administration from the University of Denver.

David McCullough has served as Chief Technology Officer of Akerna since July 1, 2020. Mr. McCullough has been with Akerna and MJF since 2015, previously serving as Akerna's executive vice president of product & engineering. Before joining MJF, Mr. McCullough was the Chief Technology Officer of StudentPublishing.com, during that time, he actively managed the technical aspects of Student Publishing’s sale to and system integration with lulu.com. Mr. McCullough has over 16 years of software engineering experience, including extensive government systems experience. Mr. McCullough has previously served as a profession at New Mexico State University where he taught courses in data communications and networking. Mr. McCullough holds a master's degree in Computer Science. MCSE, CCNP, A+. N+.

Board Qualifications

Our Board has not formally established any specific, minimum qualifications that must be met by each of its officers or directors or specific qualities or skills that are necessary for one or more of its officers or members of the board of directors to possess. However, we expect to generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former chief executive officer or chief financial officer of a public company or the head of a division of a prominent organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders.

Our officers and board of directors will be composed of a diverse group of leaders in their respective fields. Many of these officers or directors have senior leadership experience at various companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and/or board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, these officers and directors also have other experience that makes them valuable, such as managing and investing assets or facilitating the consummation of business investments and combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described above, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of shareholder value appreciation through organic and acquisition growth.

Number and Terms of Office of Officers and Directors

Our board of directors are divided into three classes: Class I; Class II; and Class III. The directors in Class I have a term expiring at the 2022 annual meeting of stockholders, the directors in Class II have a term expiring at the 2020 annual meeting of stockholders, and the directors in Class III have a term expiring at the 2021 annual meeting of stockholders. The Class I directors are Matthew R. Kane and Tahira Rehmatullah, there are currently no Class II directors, and the Class III directors are Jessica Billingsley, Scott Sozio, and Mark Iwanowski.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our Amended and Restated Bylaws as it deems appropriate.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our Directors or executive officers are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Other Directorships

None of the Directors of Akerna are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Shares, to file reports of ownership and changes of ownership of such securities with the SEC.

Based solely on a review of the reports received by the SEC, the Company believes that, during the fiscal year ended June 30, 2020, the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except as set forth below:

Name	Number of Late Reports (Transactions)	Number of Missing Reports (Transactions)
John Fowle	1 Form 4 (1 Transaction)	--
Matthew Kane	1 Form 4 (1 Transaction)	--
Tahira Rehmutallah	1 Form 4 (1 Transaction)	--
Ray Thompson	1 Form 3 2 Form 4 (3 Transactions)	--
Amy A. Poinsett Revocable Living Trust	1 Form 3	Form 5(1)
Ashesh Shah	1 Form 3	Form 5(1)

(1)	A Form 5 is indicated as not being filed solely because the Company did not receive a written representation from such stockholder that no Form 5 was required to be filed pursuant to section (b) of Item 405 of Regulation S-K. The Company does not have any information indicating that a Form 5 was actually required to be filed by the stockholder.

During the Company’s review of prior filings under Section 16(a), the Company determined that two missing reports that were required to be reported in last year’s annual report for the fiscal year ended June 30, 2019, were not reported as follows: Scott Sozio and Tahira Rehmutallah both had missing Form 3 reports. Both Mr. Sozio and Ms. Rehmutallah did file Form 3s related to their positions of officers and directors of our reporting predecessor Mtech Acquisition Corp.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics, or the Code of Ethics, that applies to all of our employees, officers and directors of Akerna and our affiliated entities. The Code of Ethics is available on our website at www.akerna.com and we will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

Director Nominating Process

The policy of our Nominating Committee is to consider properly submitted recommendations for candidates to the Board from stockholders. Any stockholder recommendations for consideration by the Nominating Committee should include the candidate’s name, biographical information, information regarding any relationships between the candidate and the Company within the last three years, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the Board, any other information required to be provided under securities laws and regulations, and a written indication to provide such other information as the Nominating Committee may reasonably request. There are no differences in the manner in which the Nominating Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or otherwise. Stockholder recommendations to the Board should be sent to:

Akerna Corp.

1630 Welton St., Floor 4

Denver, CO 80202

Attention: Secretary

In addition, our Amended and Restated Bylaws permit stockholders to nominate directors for consideration at an annual meeting of stockholders. Stockholders wishing to nominate a candidate for director at the annual meeting of stockholders must give written notice to Akerna Corp. 1630 Welton St., Floor 4, Denver, CO 80202, Attention: Secretary, either by personal delivery or by United States mail, postage prepaid. The stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the first anniversary of the date of the immediately preceding year’s annual meeting of stockholders; provided, however, that if the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than sixty (60) days after the anniversary of the preceding year’s annual meeting, to be timely, notice by the stockholder must be so received not later than the close of business on the tenth (10th) day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting is first given or made (which for this purpose shall include any and all filings of the Corporation made on the EDGAR system of the SEC or any similar public database maintained by the SEC), whichever first occurs. To be timely for a special meeting of the stockholders called for the purpose of electing directors, a stockholder’s written notice to the Secretary of the Corporation must be delivered to or mailed and received at the principal executive offices of the Corporation not later than thirty (30) days after the prior meeting of stockholders and no later than one hundred and eighty (180) days before the first anniversary date of the immediately preceding year’s annual meeting of stockholders. To be in proper form, a stockholder’s notice to the Secretary shall be in writing and shall set forth (i) the name and record address of such stockholder proposing such nomination and the beneficial owner, if any, on whose behalf the nomination is made; (ii) the class or series and number of shares of capital stock of the Corporation which are, directly or indirectly, owned beneficially or of record by such stockholder; (iii) a description of all direct and indirect compensation and other material monetary agreements, arrangements or understandings during the past three years, and any other material relationships, between such stockholder and each proposed nominee, including, without limitation, all information that would be required to be disclosed pursuant to the Regulations of the Securities and Exchange Commission if such stockholder were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant; (iv) any derivative positions held or beneficially held, directly or indirectly, by such stockholder; (v) whether and the extent to which any hedging or other transaction or series of transactions has been entered into by or on behalf of, or any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares) has been made, the effect or intent of which is to mitigate loss to or manage risk or benefit of share price changes for, or to increase or decrease the voting power of, such stockholder with respect to any share of stock of the Corporation; (v) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice; and (vii) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings of the proposing stockholder required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named or referred to as a nominee and to serve as a director if elected. The Corporation may require any proposed nominee to furnish such other information (which may include attending meetings to discuss the furnished information) as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Nasdaq Listing Rules. In addition, our Board adopted a written charter for the Audit Committee, which is available on the Company’s website at www.akerna.com, which complies with the requirements of Rule 10A-3 of the Exchange Act.

The Audit Committee consists of Matthew R. Kane, Tahira Rehmatullah and Mark Iwanowski, each of whom is independent within the meaning of the Nasdaq Listing Rules. In addition, each Audit Committee member satisfies the Audit Committee independence standards under the Exchange Act. Our Board has determined that Mr. Iwanowski qualifies as an Audit Committee financial expert, as defined by SEC rules, based on education, experience and background. Mr. Kane serves as chairperson of the Audit Committee.

The Audit Committee’s duties, include, but are not limited to: (i) reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual reports; (ii) discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements; (iii) discussing with management major risk assessment and risk management policies; (iv) monitoring the independence of the independent auditor; (v) verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law; (vi) reviewing and approving all related-party transactions; (vii) inquiring and discussing with management our compliance with applicable laws and regulations; (viii) pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed; (ix) appointing or replacing the independent auditor; (x) determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; (xi) establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and (xii) approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Item 11. Executive Compensation

Summary Compensation Table

On October 10, 2018 (as amended on April 17, 2019), Akerna entered into a definitive merger agreement (the “Merger Agreement”) with MTech Acquisition Corp. (“MTech”), MJ Freeway, LLC (“MJF”), MTech Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Akerna (“Purchaser Merger Sub”), MTech Company Merger Sub LLC, a Colorado limited liability company and a wholly-owned subsidiary of Akerna (“Company Merger Sub”), MTech Sponsor LLC (“MTech Sponsor”), a Florida limited liability company, in the capacity as the representative for the equity holders of Akerna (other than the sellers) thereunder, and MJF and Jessica Billingsley, in the capacity as the representative for the sellers thereunder. The Merger Agreement provided for two mergers: (1) the merger of Purchaser Merger Sub with and into MTech, with MTech continuing as the surviving entity; and (2) the merger of Company Merger Sub with and into MJF, with MJF continuing as the surviving entity.

Prior to the above mergers, none of MTech Holdings’ executive officers or directors received any cash (or non-cash) compensation for services rendered to Akerna.

The following table sets forth all information concerning the compensation earned, for the fiscal years ended June 30, 2020 and 2019 for services rendered to us by persons who served as our named executive officers at the end of 2019. Individuals we refer to as our “named executive officers” include our chief executive officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended June 30, 2019.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)		(i)		(j)
Jessica Billingsley	2020	250,000		54,750	(1)	153,474	(2)	21,780	(3)	480,004
Chief Executive Officer	2019	8,904	(4)	309,659	(5)	—		—		318,563
Nina Simosko(6)	2020	154,545		—		999,996	(7)	—		1,154,541
Chief Commercial Officer
John Fowle(8)	2020	106,250		—		799,997	(9)	—		906,247
Chief Financial Officer

(1)	Pursuant to Ms. Billingsley’s employment agreement with Akerna, she is eligible for an annual bonus that is determined by the board of directors on the basis of fulfillment of the objective performance criteria established in its discretion. For the 2020 fiscal year, the annual bonus was determined based Akerna’s relative performance against budgeted targets, as further described below. The board of directors evaluated the achievement of these targets and Ms. Billingsley’s 2020 annual bonus amount was $54,750.

(2)	During 2020, Ms. Billingsley was awarded 10,000 restricted stock units with a grant date fair value of $57,900. These awards vest 25% annually on July 1 with the final vesting occurring on July 1, 2023. Ms. Billingsley was awarded share-based compensation that was conditioned upon the price of a share of Akerna common stock achieving a specified total return as of June 30, 2020. This award had a grant date fair value of $12,465. The total return target was not achieved, as such no shares will be issued pursuant to this award. Ms. Billingsley was also awarded a share based annual bonus award of 19,694 shares of common stock. This award had a grant date fair value of $83,109.

(3)	In addition to cash and stock awards, Ms. Billingsley may redeem loyalty awards generated by corporate purchases made on certain credit cards for her personal use. During 2020, Ms. Billingsley redeemed $21,780 in loyalty awards for her personal use.

(4)	Ms. Billingsley became Chief Executive Officer of Akerna on June 17, 2019. Ms. Billingsley will be paid an annual salary of $250,000, pursuant to an employment agreement with Akerna, and was paid $8,904, as a pro rata portion of her salary for year ended June 30, 2019.

(5)	Within ten days consummation of the Merger Agreement, Akerna paid Ms. Billingsley a single lump sum of $95,000. Additionally, as a result of reaching a certain target, Ms. Billingsley’s received a bonus of $214,659.

(6)	Ms. Simosko became Chief Revenue Officer of Akerna on September 23, 2019, her title was subsequently changed to Chief Commercial Officer without any change in duties or compensation.

(7)	During 2020, Ms. Simosko was awarded 125,156 restricted stock units with a grant date fair value of $999,996, these awards vest 25% annually on the grant date anniversary in each of the subsequent four years.

(8)	Mr. Fowle became Chief Financial Officer of Akerna on December 17, 2019.

(9)	During 2020, Mr. Fowle was awarded 72,727 restricted stock units with a grant date fair value of $799,997, these awards vest 25% annually on the grant date anniversary in each of the subsequent four years.

Employment Agreements

Jessica Billingsley

In connection with the consummation of the mergers on June 17, 2019, Ms. Billingsley and Akerna entered into an employment agreement, dated June 17, 2019 (the “Billingsley Employment Agreement”). Under the terms of the Billingsley Employment Agreement, Ms. Billingsley serves at the Chief Executive Officer of Akerna at will, and must devote substantially all of her working time, skill and attention to her position and to the business and interests of Akerna (except for customary exclusions).

Akerna pays Ms. Billingsley an annual base salary in the amount of $250,000. The base salary is subject to (1) review at least annually by the board of directors of Akerna for increase, but not decrease, and (2) automatic increase by an amount equal to $50,000 from its then current level on the date upon which Akerna’s aggregate, gross consolidated trailing twelve month (TTM) revenue equals the product of (x) two multiplied by (y) Akerna’s TTM revenue as of the Closing. Within ten days of the consummation of the Merger Agreement, Akerna paid Ms. Billingsley a completion award in a single lump sum of $95,000.

Ms. Billingsley will be eligible for an annual bonus (the “Annual Bonus”) with respect to each fiscal year ending during her employment. Her target annual cash bonus shall be in the amount of one hundred percent (100%) of her base salary (the “Target Bonus”) with the opportunity to earn greater than the Target Bonus upon achievement of above target performance. The amount of the Annual Bonus shall be determined by the board of directors of Akerna on the basis of fulfillment of the objective performance criteria established in its reasonable discretion. The performance criteria for any particular fiscal year shall be set no later than ninety days after the commencement of the relevant fiscal year. For the 2020 and 2019 fiscal years, the Annual Bonus was determined based upon the following four (4) budget components, each of which scales linearly between achieving 75% to 100%, and greater than 100% with respect to the Platform Recurring Revenue (as defined in Billingsley Employment Agreement) and Government Recurring Revenue (as defined in Billingsley Employment Agreement) budget components respectively, of the applicable fiscal year’s budget for each such component (with 50% of the Target Bonus payable upon achievement of 75% of budget, 100% of the Target Bonus payable upon achievement of budget (and, with respect to the Platform Recurring Revenue and Government Recurring Revenue budget components, with 200% of each weighted portion of the Target Bonus payable upon achievement of 125% of the corresponding component of budget, with linear interpolation between points)). During fiscal year ended June 30, 2019, due to achieving a target Ms. Billingsley received a bonus of $214,659. During the fiscal year ended June 30, 2020, due to achieving targets Ms. Billingsley received a bonus of $54,750 and she received a discretionary share bonus of $90,000 worth of the Company’s shares of common stock based on the 10-day volume weighted average price as of the date of the award, which resulted in the issuance of 19,694 shares of common stock with a grant date fair value of $83,109.

Ms. Billingsley is entitled to participate in annual equity awards and employee benefits. She is indemnified by Akerna to for any and all expenses (including advancement and payment of attorneys’ fees) and losses arising out of or relating to any of her actual or alleged acts, omissions, negligence or active or passive wrongdoing, including, the advancement of expenses she incurs. The foregoing indemnification is in addition to the indemnification provided to her by Akerna pursuant to her Indemnification Agreement.

In the event of Ms. Billingsley’s termination for cause or without good reason, Akerna will be obligated to pay any accrued but unpaid base salary and any annual bonus earned and awarded for the fiscal year prior to that in which the termination occurs. In the event of Ms. Billingsley’s termination without cause or with good reason, Akerna will be obligated to pay any accrued but unpaid base salary, any annual bonus earned and awarded for the fiscal year prior to that in which the termination occurs, a cash severance payment equal to her base salary, pro-rated annual bonus for the fiscal year in which the termination occurs through the date of termination, and twelve months of health benefits.

The Billingsley Employment Agreement also contains noncompetition and non-solicitation provisions that apply through her employment and for a term of one year thereafter, and which are in addition to the noncompetition and non-solicitation provisions prescribed under a certain Non-Competition Agreement between Ms. Billingsley and Akerna. The Billingsley Employment Agreement also contains a non-disparagement provision that apply through her employment and for a term of two years thereafter.

John Fowle

On December 17, 2019, Mr. Fowle entered into a letter agreement with Akerna. Mr. Fowle serves as the Chief Financial Officer of Akerna at will. Akerna pays Mr. Fowle an annual base salary of $200,000. At the Board’s discretion, Mr. Fowle may be eligible for a bonus. Mr. Fowle received a grant of approximately $800,000 of restricted stock units, which will vest as to 25% on the first anniversary of the grant date, as to the next 25% on the second anniversary of the grant date, as to the next 25% on the third anniversary of the grant date and as to the remaining 25% on the fourth anniversary of the grant date. Mr. Fowle is entitled to participate in employee benefits.

Akerna entered into an Employee Covenant Agreement with Mr. Fowle, which obligates Mr. Fowle from disclosing any confidential information, including without limitation, trade secrets. The agreement also prohibits Mr. Fowle during the term of his employment and for a period of two years after his employment from soliciting any customer, client, employee, supplier or vendor of Akerna, and rendering any services or giving advice to any competitor or affiliate of a competitor. The agreement also requires Mr. Fowle to return all Akerna property and disclose all work product to Akerna.

Nina Simosko

On September 23, 2019, Ms. Simosko entered into a letter agreement with Akerna. Ms. Simosko serves as the Chief Commercial Officer of Akerna at will. Akerna pays Ms. Simosko an annual base salary of $200,000. At the Board’s discretion, Ms. Simosko may be eligible for a bonus. Ms. Simosko will receive an approximate grant of $1,000,000 of restricted stock units, which will vest as to 25% on the first anniversary of the grant date, as to the next 25% on the second anniversary of the grant date, as to the next 25% on the third anniversary of the grant date and as to the remaining 25% on the fourth anniversary of the grant date. Upon a change of control transaction, Ms. Simosko’s unvested restricted stock units or any other equity interests that she may be granted, will immediately vest. If Ms. Simosko’s employment is terminated by Akerna without cause or by her with good reason, she is entitled to her base salary through the date of termination and the immediate vesting of 33% of the restricted stock units that are unvested on the date of termination. Ms. Simosko is entitled to reimbursement of reasonable expense incurred with her relocation to Denver, Colorado, in amount not to exceed $5,000. Ms. Simosko is entitled to participate in employee benefits.

Akerna entered into an Employee Covenant Agreement with Ms. Simosko, which obligates Ms. Simosko from disclosing any confidential information, including without limitation, trade secrets. The agreement also prohibits Ms. Simosko during the term of her employment and for a period of two years after her employment from soliciting any customer, client, employee, supplier or vendor of Akerna, and rendering any services or giving advice to any competitor or affiliate of a competitor. The agreement also requires Ms. Simosko to return all Akerna property and disclose all work product to Akerna.

Outstanding Equity Awards at Fiscal Year-End

A summary of the number and the value of the outstanding equity awards as of June 30, 2020 held by the named executive officers is set out in the table below.

	Stock Awards(1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(g)	(h)	(i)		(j)
Jessica Billingsley	—	—	10,000	(2)	88,000
Chief Executive Officer	—	—	19,694	(3)	83,109

Nina Simosko	—	—	125,156	(4)	1,101,373
Chief Commercial Officer

John Fowle	—	—	72,727	(5)	639,998
Chief Financial Officer

(1)	Each RSU represents a contingent right to receive one share of common stock of the Company.

(2)	Represents 10,000 RSUs, which vest as follows: 2,500 units shall vest on July 1, 2020, 2,500 units shall vest on July 1, 2021, 2,500 units shall vest on July 1 2022, and 2,500 units shall vest on July 1, 2023.

(3)	Represents 19,694 shares awarded at the discretion of the board of directors for performance for fiscal year 2020, with a fair market value of $83,109. Does not include 26,023 RSUs granted during 2020, the vesting of which was contingent upon Akerna achieving a specified total shareholder return, measured at the end of the fiscal year. This target was not achieved and as such the RSUs will not vest.

(4)	Represents 125,156 RSUs, which vest as follows; 31,289 units shall vest on October 7, 2020, 31,289 units shall vest on October 7, 2021, 31,289 units shall of October 7, 2022, and 31,289 units shall on October 7, 2023; however, there is immediate vesting in the event of a Change in Control (as defined in the award) and there is immediate vesting of 33% of the restricted stock units that are unvested on the date that she is terminated without cause or by her with good reason..

(5)	Represents 72,727 RSUs, which vest as follows; 18,181 shares shall vest on December 17, 2020, 18,182 shares shall vest on December 17, 2021, 18,182 shares shall vest on December 17, 2022 and 18,182 shares shall vest on December 17, 2023.

Options

There were no options granted in the fiscal year ended June 30, 2020.

Pension Benefits

None of our employees participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our company’s best interest.

Non-qualified Deferred Compensation

None of our employees participate in or have account balances in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified compensation benefits in the future if it determines that doing so is in our company’s best interest.

Director Compensation

The following table sets forth the compensation granted to our directors who are not also executive officers during the fiscal year ended June 30, 2020. Compensation to directors that are also executive officers is detailed above and is not included on this table.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option award(1) ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Matthew Kane	20,250	15,196	—	—	—	—	35,446
Mark Iwanowski	20,575	15,936	—	—	—	—	36,511
Tahira Rehmatullah	21,750	16,325	—	—	—	—	38,075
Scott Sozio(1)	234,271	11,132	—	—	—	—	245,403

(1)	Mr. Sozio receives compensation pursuant to his role as Head of Corporate Development and is not compensated as an independent director.

Narrative Disclosure to Director Compensation Table

Compensation granted to our directors who are not also executive officers in fiscal year 2020 included an annual fee of $30,000 and additional fees for service on committees of the board of directors, paid in a mix of cash and stock awards. Stock awards were granted on October 7, 2019 and January 28, 2020 and vest 25% at the end of each fiscal quarter. Directors did not receive meeting fees in 2020.

Compensation Policies and Practices and Risk Management

The Compensation Committee has reviewed the design and operation of Akerna’s compensation policies and practices for all employees, including executives, as they relate to risk management practices and risk-taking incentives. The Compensation Committee believes that Akerna’s compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from Akerna’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on Akerna.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of Akerna. None of Akerna’s executive officers serve, or have served during the last fiscal year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of Akerna’s directors or on the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth information concerning beneficial ownership of Akerna’s capital stock outstanding as of the date of this prospectus, by: (1) each stockholder known to be the beneficial owner of more than five percent of any class of Akerna’s voting stock then outstanding; (2) each of Akerna’s directors and nominees to serve as director; (3) each of Akerna’s named executive officers; and (4) Akerna’s current directors and executive officers as a group.

As of October 28, 2020, there were 14,685,932 shares of common stock issued and outstanding. Each share entitles the holder thereof to one vote.

The information regarding beneficial ownership of shares of common stock has been presented in accordance with the rules of the SEC. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (1) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (2) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from Akerna within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Akerna Shares of Common Stock	Percentage2)
DIRECTORS AND OFFICERS
Jessica Billingsley(3)	1,177,996	8.0%
Matthew Kane(4)	263,254	1.8%
Scott Sozio(5)	273,672	1.9%
Tahira Rehmatullah(6)	51,307	*
Mark Iwanowski	3,988	*
David McCullough(7)	50,089	*
Ray Thompson(8)	42,145	*
Nina Simosko(9)	—	*
John Fowle(10)	—	*
All directors and officers as a group (nine persons)	1,862,451	12.6%

5% STOCKHOLDERS
Amy A. Poinsett Revocable Living Trust(11)	1,325,802	9.0%
Ashesh Shah(12)	1,218,005	8.3%
John X. Prentice(13)	1,000,657	6.4%
M&J Special Investments LLC(14)	917,253	6.2%
Osmington, Inc(15)	801,291	5.3%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is 1630 Welton Street, Denver, Colorado 80202.
(2)	The percentage is based on 14,685,932 shares of common stock issued and outstanding as of October 28, 2020.
(3)	Represents 1,155,802 shares held by Jessica Billingsley Living Trust and 22,194 vested restricted stock units held by Ms. Billingsley. Ms. Billingsley, the trustee of the Jessica Billingsley Living Trust, has sole and dispositive power over the shares held by the Jessica Billingsley Living Trust. Does not reflect 27,500 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows: 7,500 units shall vest on July 1, 2021, 7,500 units shall vest on July 1 2022, 7,500 units shall vest on July 1, 2023, and 5,000 units shall vest on July 1, 2024.
(4)	Includes 263,254 shares held by Seam Capital, LLC. Mr. Kane is a manager of Seam Capital, LLC, and as such, Mr. Kane has sole and dispositive power of the shares held by Seam Capital, LLC. Does not reflect 1,854 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest on December 31, 2020.

(5)	Represents 241,362 shares and warrants to acquire 32,310 common shares held by Mr. Sozio. Does not reflect 102,166 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows: 25,541 units shall vest on July 1, 2021, 25,541 units shall vest on July 1, 2022, 25,541 units shall vest on July 1, 2023 and 25,543 units shall vest on July 1, 2024.
(6)	Represents 46,180 shares and warrants to acquire 5,127 common shares held by Ms. Rehmatullah. Does not reflect 1,992 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest on December 31, 2020.
(7)	Does not reflect 26,000 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows; 7,000 units shall vest on July 1, 2021, 7,000 units shall vest on July 1, 2022, 7,000 units shall on July 1, 2023 and 5,000 units shall vest on July 1, 2024.
(8)	Of the 42,145 shares issued to Mr. Thompson: 20,037 are subject to the terms of a restricted stock agreement and vest as follows: 6,679 shares shall vest on January 1, 2021, 6,679 shares shall vest on January 1, 2022 and 6,679 shares shall vest on January 1, 2023. Does not include 66,287 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows: 12,929 units shall vest on January 1, 2021, 7,500 units shall vest on July 1, 2021, 12,929 units shall vest on January 1, 2022, 7,500 units shall vest on July 1, 2022, 12,929 units shall vest on January 1, 2023, 7,500 units shall vest on July 1, 2023 and 5,000 units shall vest on July 1, 2024.
(9)	Does not reflect 125,156 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows; 31,289 units shall vest on October 7, 2020, 31,289 units shall vest on October 7, 2021, 31,289 units shall of October 7, 2022, and 31,289 units shall on October 7, 2023; however, there is immediate vesting in the event of a Change in Control (as defined in the award) and there is immediate vesting of 33% of the restricted stock units that are unvested on the date that Ms. Simosko is terminated without cause or by Ms. Simosko with good reason.
(10)	Does not reflect 72,727 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows; 18,181 shares shall vest on December 17, 2020, 18,182 shares shall vest on December 17, 2021, 18,182 shares shall vest on December 17, 2022 and 18,182 shares shall vest on December 17, 2023.
(11)	Based solely on the Form 4 filed jointly by Amy A. Poinsett Revocable Living Trust and Amy Poinsett on May 27, 2020. Amy Poinsett, the trustee of Amy A. Poinsett Revocable Living Trust, has sole and dispositive power over the shares held by the Amy A. Poinsett Revocable Living Trust.
(12)	Includes 676,186 shares held by ACS Pedersen LLC (d/b/a The London Fund SPV 10, LLC) and 97,639 shares held by Heath Hill Syndicate SPV 2, LLC. Of these shares, 76,294 are subject to the terms of an escrow agreement. Ashesh C. Shah and Palle Pedersen are the managing members of ACS Pedersen LLC and as such, Messrs. Shah and Pedersen have shared voting and dispositive power over the shares held by ACS Pedersen LLC.
(13)	Includes 998,037 Exchangeable Shares issued by Akerna’s wholly owned subsidiary, Akerna Canada Ample Exchange, Inc. The Exchangeable Shares may be exchanged on a one-for-one basis into shares of Akerna common stock. These shares are subject to the terms of an escrow agreement that may result in an increase or decrease in the number of Exchangeable Shares ultimately issued to Mr. Prentice. Also, includes options to acquire 2,620 shares of Akerna common stock issued pursuant to Akerna’s Incentive Plan.
(14)	Based solely on the Schedule 13G/A filed jointly by M&J Special Investments LLC, Nicholas J. Pritzker, and Joseph I. Perkovich on February 14, 2020. Each of Nicholas J. Pritzker and Joseph I. Perkovich, the managers of M&J Special Investments LLC, has shared voting and dispositive power over the shares held by M&J Special Investments LLC. The address of M&J Special Investments LLC is c/o Tao Capital Partners LLC, 1 Letterman Drive, Suite C4-420, San Francisco, CA 94129.
(15)	Represents 450,601 shares of Akerna common stock and 316,683 Exchangeable Shares issued by Akerna’s wholly owned subsidiary, Akerna Canada Ample Exchange, Inc., held by Osmington, Inc and 19,971 shares of Akerna common stock and 14,036 Exchangeable Shares held by Osmington Capital Corporation. The Exchangeable Shares may be exchanged on a one-for-one basis into shares of Akerna common stock. Exchangeable Shares are subject to the terms of an escrow agreement that may result in an increase or decrease in the number of Exchangeable Shares ultimately issued to Osmington, Inc.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Equity Compensation Plans

The following summary information is presented as of June 30, 2020

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	525,278	(1)	$0	1,039,760
Equity compensation plans not approved by security holders	Not Applicable		Not Applicable	Not Applicable
TOTAL	525,278	(1)	$0	1,039,760

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Employment of Scott Sozio

In July 2019, we hired Mr. Scott Sozio, at will, to serve as our Head of Corporate Development. Mr. Sozio receives an annual base salary of $150,000, which is to be credited against certain variable bonus compensation to be paid in a combination of cash and equity pursuant to the Incentive Plan once every twelve-month period. The terms of such bonus payment include the payment of 1% of the transaction value of acquisition transactions completed by Akerna, payable one-half as cash compensation and one-half in restricted stock units of Akerna.

In April 2020, Mr. Sozio was granted 1,230 restricted stock units of the Akerna under our 2019 Equity Incentive Plan in relation to the closing of our acquisition of Trellis, which vested immediately. In August of 2020, Mr. Sozio’s compensation was restructured and he was granted 92,166 restricted stock units, which vest one quarter each year beginning on July 1, 2021. In September 2020, Mr. Sozio was granted 10,000 restricted stock units as part of our annual employee grants, which vest one quarter each year beginning on July 1, 2021 and 38,527 restricted stock units in connection with the closing of our acquisition of Ample, which vested immediately.

TechMagic

During the fiscal year ended June 30, 2020, we have been invoiced through our wholly-owned subsidiary Solo by TechMagic USA LLC, a Massachusetts limited liability, in an amount of approximately $657,000. When we acquired Solo in January 2020, there was an open balance payable to TechMagic of approximately $265,000. Subsequently, during the remainder of our fiscal year ended June 30, 2020, we received invoices totaling an aggregate additional amount of approximately $392,000. After our year ended June 30, 2020, through to the date hereof, we have received invoices totaling an aggregate amount of approximately $291,000 The invoices set forth services that TechMagic USA LLC purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and September 2020. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of 8.3% of our issued and outstanding shares of common stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC. The invoices state that the services were rendered pursuant to the terms of an agreement regarding the development of mobile software products for Solo, entered into between Solo and TechMagic at a time when Mr. Shah was a principal at both entities.

Indemnification

Akerna’s amended and restated certificate of incorporation contains provisions limiting the liability of directors, and its amended and restated bylaws provides that it will indemnify the directors and executive officers to the fullest extent permitted under Delaware law. Akerna’s amended and restated certificate of incorporation and bylaws also provides the board of directors with discretion to indemnify the other officers, employees, and agents when determined appropriate by the board of directors. In addition, Akerna entered into an indemnification agreement with each of its directors and executive officers, which requires it to indemnify them.

Related Person Transactions Policy and Procedure

Akerna’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) Akerna or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Akerna’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Ours audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Listing Rules (the “Nasdaq Listing Rules”) of the Nasdaq Stock Market LLC (“Nasdaq”). Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the Nasdaq Listing Rules, and all directors who sit on our Audit Committee, Nominating Committee and Compensation Committee must also be independent directors.

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of Akerna or our subsidiaries and has not received certain payments from, or engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, the Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to Company and its management.

As a result, the Board has affirmatively determined that each of Matthew R. Kane, Tahira Rehmatullah, and Mark Iwanowski are independent in accordance with the Nasdaq listing rules. The Board has also affirmatively determined that all members of our Audit Committee, Nominating Committee and Compensation Committee are independent directors.

Item 14. Principal Accounting Fees and Services

Marcum LLP was the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2020. Marcum LLP was initially appointed by the Audit Committee as the Company’s independent registered public accounting firm on September 26, 2019.

As discussed in greater detail below, the following table shows the fees paid or accrued by us to Marcum and during the fiscal years ended June 30, 2020 and June 30, 2019:

Type of Service	2020	2019(4)
Audit Fees(1)	$321,209	508,921
Audit-Related Fees(2)	136,700	24,720
Tax Fees(3)	—	—
Other Fees	—	—
Total	$457,909	533,641

(1)	Comprised of fees associated with the audit of Akerna Corp.’s and its predecessor, MJ Freeway, LLC annual financial statements, interim reviews of financial statements registration statements, comfort letters and consents.

(2)	Comprised of services rendered in connection with the audits of acquired businesses.

(3)	Comprised of services for tax compliance and tax return preparation.

(4)	These amounts have been revised from the prior year presentation to conform to the 2020 presentation and include the audits of MJ Freeway, LLC in audit fees and MTech Acquisition in audit-related fees.

“Audit Fees” relate to fees and expenses billed by Marcum for the annual audits, including the audit of our financial statements, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.

“Audit-Related Fees” relate to fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

“Tax Fees” relate to fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

“All Other Fees” relate to fees for any services not included in the above-described categories.

Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. Akerna’s Audit Committee was formed upon consummation of the Business Combination. As a result, the Audit Committee did not pre-approve any of the foregoing services performed by Marcum. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)	Financial Statements

Our audited consolidated balance sheets as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2020, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, included in Part II, Item 8 of the Original 10-K.

(2)	Financial Schedules:

None.

Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this amendment and is incorporated herein by reference in response to this item.

Exhibit
Number	Description
31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERNA CORP.

By:	/s/ Jessica Billingsley
	Name:	Jessica Billingsley
	Title:	Chief Executive Officer
	Date:	October 28, 2020

By:	/s/ John Fowle
	Name:	John Fowle
	Title:	Chief Financial Officer
	Date:	October 28, 2020