Form 10-Q
period 2020-09-30
Akerna Corp.
filed 2020-11-16
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from / to

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1630 Welton Street, Floor 4 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (888) 932-6537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase one share of common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of November 12, 2020, there were 19,685,932 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.
 Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2020	2020
Assets
Current assets:
Cash	$14,257,858	$24,155,828
Restricted cash	500,000	500,000
Accounts receivable, net	2,799,225	1,861,534
Prepaid expenses and other current assets	1,475,613	1,215,341
Total current assets	19,032,696	27,732,703

Non-current assets:
Fixed assets, net	1,395,690	131,095
Investment, net	244,774	246,308
Capitalized software, net	3,389,646	2,629,304
Intangible assets, net	10,730,021	7,493,975
Goodwill	46,500,030	20,254,309
Other non-current assets	41,925	41,925

Total Assets	$81,334,782	$58,529,619

Liabilities and Equity

Current liabilities
Accounts payable and accrued liabilities	$5,998,001	$4,861,928
Contingent consideration payable	817,000	389,000
Deferred revenue	1,170,625	368,685
Current portion of long-term debt	10,146,001	6,135,364
Total current liabilities	18,131,627	11,754,977

Long-term debt, less current portion	5,481,599	10,200,236

Total liabilities	23,613,226	21,955,213

Commitments and contingencies (Note 6)

Equity:
Preferred stock, par value $0.0001; 4,999,999 shares authorized, none are issued and outstanding at September 30, 2020 and 5,000,000 shares authorized and none are issued and outstanding at June 30, 2020	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of September 30, 2020, with $1.00 preference in liquidation and none authorized, issued and outstanding as of June 30, 2020; exchangeable shares, no par value, 2,667,349 shares issued and outstanding as of September 30, 2020, and none as of June 30, 2020 (See Note 3)	20,405,219	—
Common stock, par value $0.0001; 75,000,000 shares authorized, 14,685,932 issued and outstanding at September 30, 2020, and 13,258,707 shares issued and outstanding at June 30, 2020	1,464	1,321
Additional paid-in capital	83,164,840	72,906,924
Accumulated other comprehensive (loss) income	(7,000)	63,000
Accumulated deficit	(45,842,967)	(41,101,091)
Total stockholders’ equity	$57,721,556	$31,870,154
Noncontrolling interests in consolidated subsidiary	—	4,704,252
Total equity	57,721,556	36,574,406
Total liabilities and equity	$81,334,782	$58,529,619

 The accompanying notes are an integral part of these condensed consolidated financial statements

 AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	September 30,
	2020	2019
Revenues
Software	$3,154,442	$2,254,480
Consulting	331,080	831,363
Other	228,482	107,047
Total revenues	3,714,004	3,192,890
Cost of revenues	1,739,937	1,379,701

Gross profit	1,974,067	1,813,189

Operating expenses
Product development	1,758,826	610,902
Sales and marketing	2,097,502	1,841,514
General and administrative	2,470,187	1,742,301
Depreciation and amortization	1,171,022	17,899
Total operating expenses	7,497,537	4,212,616

Loss from operations	(5,523,470)	(2,399,427)

Other income (expense)
Interest (expense), net	(3,687)	73,382
Change in fair value of Convertible Notes	778,000	—
Other	—	(287)
Total other income (expense)	774,313	73,095

Net loss before income tax expense	(4,749,157)	(2,326,332)

Equity in losses of investee	(1,534)	—

Net loss	(4,750,691)	(2,326,332)

Net loss attributable to noncontrolling interest in consolidated subsidiary	8,815	—

Net loss attributable to Akerna shareholders	$(4,741,876)	$(2,326,332)

Basic and diluted weighted average common stock outstanding	14,058,412	10,879,112
Basic and diluted net loss per common share	$(0.34)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended September 30, 2020 and 2019
(unaudited)

	2020	2019
Net loss	$(4,750,691)	$(2,326,332)
Other comprehensive (loss) income:
Unrealized loss on Convertible Notes	(70,000)	—
Comprehensive loss	(4,820,691)	(2,326,332)
Comprehensive loss attributable to the noncontrolling interest	8,815	—
Comprehensive loss attributable to Akerna shareholders	$(4,811,876)	$(2,326,332)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity (unaudited)

For the Three Months Ended September 30, 2020

	Special Voting Preferred	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Akerna Shareholders'	Noncontrolling Interests in Consolidated	Total
	Stock	Shares	Amount	Capital	Income	Deficit	Equity	Subsidiary	Equity

Balance – July 1, 2020	$—	13,203,806	$1,321	$72,906,924	$63,000	$(41,101,091)	$31,870,154	$4,704,252	$36,574,406
Special voting preferred stock issued in business combination	25,203,490	—	—	—	—	—	25,203,490	—	25,203,490
Conversion of Exchangeable Shares to common stock	(4,798,271)	627,225	63	4,798,208	—	—	—	—	—
Acquisition of noncontrolling interest	—	800,000	80	4,695,357	—	—	4,695,437	(4,695,437)	—
Amortization of stock-based compensation	—	—	—	764,351	—	—	764,351	—	764,351
Restricted stock unit vesting	—	3,025	—	—	—	—	—	—	—
Change in fair value of convertible notes	—	—	—	—	(70,000)	—	(70,000)	—	(70,000)
Net loss	—	—	—	—	—	(4,741,876)	(4,741,876)	(8,815)	(4,750,691)
Balance – September 30, 2020	$20,405,219	14,634,056	$1,464	$83,164,840	$(7,000)	$(45,842,967)	$57,721,556	$—	$57,721,556

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity (unaudited)

For the Three Months Ended September 30, 2019

	Special Voting Preferred	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Akerna Shareholders'	Noncontrolling Interests in Consolidated	Total
	Stock	Shares	Amount	Capital	Income	Deficit	Equity	Subsidiary	Equity

Balance – July 1, 2019	$—	10,589,746	$1,059	$47,325,421	$—	$(25,566,746)	$21,759,734	$—	$21,759,734
Amortization of stock-based compensation	—	—	—	161,165	—	—	161,165	—	161,165
Cash received in connection with exercise of warrants	—	368,910	37	4,242,417	—	—	4,242,454	—	4,242,454
Net loss	—	—	—	—	—	(2,326,332)	(2,326,332)	—	(2,326,332)
Balance – September 30, 2019	$—	10,958,656	$1,096	$51,729,003	$—	$(27,893,078)	$23,837,021	$—	$23,837,021

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(4,750,691)	$(2,326,332)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in losses of investment	1,534	—
Bad debt	12,450	252,809
Stock-based compensation expense	681,419	161,165
Depreciation and amortization	1,171,022	17,899
Foreign currency loss	4,901	—
Change in fair value of convertible notes	(778,000)	—
Change in fair value of contingent consideration	(389,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,298)	(1,508,217)
Prepaid expenses and other current assets	(74,023)	(292,272)
Accounts payable and accrued liabilities	(296,802)	274,566
Deferred revenue	245,329	278,208
Net cash used in operating activities	(4,181,159)	(3,142,174)

Cash flows from investing activities
Developed software additions	(624,863)	(519,739)
Furniture, fixtures, and equipment additions	(12,203)	—
Cash paid for business combination, net of cash acquired	(5,067,740)	—
Net cash used in investing activities	(5,704,806)	(519,739)

Cash flows from financing activities
Cash paid for deferred stock offering costs	(12,668)	—
Cash received in connection with exercise of warrants	—	4,242,454
Net cash (used in) provided by financing activities	(12,668)	4,242,454
Effect of exchange rate changes on cash and restricted cash	663	—

Net change in cash and restricted cash	(9,897,970)	580,541

Cash and restricted cash - beginning of period	24,655,828	22,367,289

Cash and restricted cash - end of period	$14,757,858	$22,947,830

Cash paid for interest	—	1,974

Supplemental Disclosure of non-cash investing and financing activity:
Capitalized software included in accrued expense	807,218	—
Acquisition of noncontrolling interest	4,695,437	—
Special voting preferred stock issued in business combination	25,203,490	—
Conversion of exchangeable shares to common stock	4,798,271	—

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business, Liquidity and Capital Resources

Description of Business

Akerna Corp., herein referred to as we, our or Akerna, through our wholly owned subsidiaries MJ Freeway, LLC, or MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc, or Ample, and solo sciences, inc, or Solo, provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such laws. We provide our commercial software platforms, MJ Platform®, Ample and Trellis® to state- or federally-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Through Solo, we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight authenticity and signify transparency.

We consult with clients on a wide range of areas to help them successfully maintain compliance with state laws and regulations. We provide project-focused consulting services to clients who are initiating our expanding their cannabis business operations or are interested in data consulting engagements with respect to the legal cannabis industry. Our consulting engagements include service offerings focused on compliance requirement assessments, readiness and best practices, compliance monitoring systems, application processes, inspection readiness and business plan and compliance reviews. We typically provide our consulting services to clients in emerging markets who are seeking consultation on newly introduced licensing regimes and assistance with the regulatory compliant build-out of operations.

Fiscal Year-End

On September 25, 2020, our Board of Directors adopted resolutions to change our fiscal year-end from June 30 to December 31, effective for the year ending December 31, 2020. We will cover the transition period from July 1, 2020 to December 31, 2020 by filing an Annual Report on Form 10-K for the transition year ending December 31, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash in operations, and relied on capital raising transactions to continue ongoing operations. During the three months ended September 30, 2020, we incurred a loss from operations of $5.5 million and used cash in operations of $4.2 million.  As of September 30, 2020, we had cash of $14.3 million, excluding restricted cash, and working capital of $0.9 million.

During the quarter ended September 30, 2020, the Company incurred a number of one-time, non-recurring expenses of approximately $1.1 million. These expenses include business combination expenses, restructuring and other non-recurring charges.  Additionally, on October 30, 2020, we closed on the public offering of 5 million shares of common stock with proceeds of approximately $11.0 million net of offering costs, which will be used for general corporate purposes. During the three months ended September 30, 2020 we implemented a number of cost reduction initiatives reducing costs and identifying costs savings that we expect to result in annual savings of an additional $3.0 million to $4.0 million.  As a result, we expect that our current working capital is sufficient to fund our operations and commitments for a period of at least twelve months from the date these financial statements are issued.

In the event the Company requires additional liquidity, the Company can further reduce or defer expenses. More specifically, the Company could implement certain discretionary cost reduction initiatives relating to our spend on employee travel and entertainment, consulting costs and marketing expenses, negotiate deferred salary arrangements, furlough employees or reduce headcount or negotiate extensions of payments of rent and utilities.  The Company also believes it has access to capital through future debt or equity offerings and could be successful in renegotiating the maturity dates or conversion option relating to its current outstanding notes payable, although no assurance can be provided that we would be successful in these efforts.  Further, the potential continues to exist that our $2 million PPP loan could be forgiven. Management will continue to evaluate our liquidity and capital resources.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year transition period comprised of six months ending December 31,2020.

The condensed consolidated balance sheet for the year ended June 30, 2020, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended June 30, 2020, which were included in our annual report on Form 10-K filed on September 29, 2020.

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

Segment Reporting

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance and information for different revenue streams is not evaluated separately. As such, the Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, revenue is disaggregated by primary geographical markets and revenue source.

	For the Three Months Ended
	2020	2019
Primary geographical markets:
United States	$2,285,211	$3,054,670
Canada	1,270,109	28,385
Other	158,684	109,835
Total	$3,714,004	$3,192,890

	As of September 30, 2020	As of June 30, 2020
Long-lived assets:
United States	$10,170,265	$10,254,374
Canada	5,345,092	-
Total	$15,515,357	$10,254,374

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ materially from those estimates.

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. The allowance for doubtful accounts was $0.2 million as September 30, 2020 and $0.2 million as of June 30, 2020.

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the three months ended September 30, 2020, and 2019, one government client accounted for 17% and 24% of total revenues, respectively. As of September 30, 2020, two government clients accounted for a total of 38% and 20% of net accounts receivable and one government client had outstanding receivables as of September 30, 2019, which accounted for 63% of net accounts receivable.

Goodwill Impairment Assessment

We evaluate and test the recoverability of our goodwill for impairment at least annually during October of each year or more often if circumstances indicate that goodwill may not be recoverable. To date, we have not recorded any impairment of our goodwill.

Foreign Currency Translation

We have Canadian operations with Canadian Dollar as the functional currency. Foreign exchange gains and losses and translation adjustments, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, were immaterial during the quarter ended September 30, 2020.

Supplemental Information Regarding Noncash Investing and Financing Activities

During the three months ended September 30, 2020, we acquired 100% of the outstanding equity interest in Ample Organics, Inc., or Ample, in exchange for Akerna common stock valued at $25.2 million, please refer to Note 3 for additional information about the transaction and a schedule of the assets acquired and liabilities assumed in conjunction with this transaction

Stock-Based Compensation

We measured stock-based compensation based on the fair value of the share-based awards on the date of grant and recognize the related costs on a straight-line basis over the requisite service period, which is generally the vesting period. During the three months ended September 30, 2020, we granted 451,925 shares of Restricted Stock Units at an aggregate grant date fair value of approximately $2.2 million, vesting equally over four years.

Reclassifications and Revisions

Certain prior year financial statement amounts have been reclassified for consistency with the current year presentation. Additionally, certain prior year financial statement amounts have been revised to correct misstatements in the prior year, please refer to Note 9 for additional information regarding the corrections.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or the FASB, has issued guidance to simplify the remeasurement of goodwill when impairment is identified. Under existing guidance we would have to perform procedures to determine the fair value of our assets and liabilities as of the testing date in a manner similar to the procedures necessary to allocate purchase price to acquired assets and liabilities in a business combination. Under the new guidance, the goodwill impairment charge is equal to the excess of the carrying value of the reporting unit to which goodwill is assigned and the fair value of that reporting unit. We have elected to adopt the guidance early effective July 1, 2020 and will utilize this approach if necessary when we perform our annual goodwill impairment test.

The FASB has issued guidance related to the accounting for share-based compensation to nonemployees, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The amended guidance is effective for our fiscal year end transition financial statements for the six months ending December 31, 2020 and for interim periods beginning on January 1, 2021. We have completed our implementation procedures and concluded that there will be no material impact to our results of operations or financial condition as a result of this new standard.

The FASB has issued guidance to revise accounting for revenue from contracts with customers, which supersedes the revenue recognition requirements and industry-specific guidance currently in effect for us. The new revenue standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The new revenue standard is effective for our fiscal 2021 annual reporting period and for interim periods thereafter. The new revenue standard allows for either full retrospective or modified retrospective adoption. We will adopt the new standard using the modified retrospective approach and anticipate that the timing of recognition of incremental costs of obtaining contracts will be the most significant change to our results of operations upon adoption. As a result of our announced change in fiscal year end to December 31, 2020, as further discussed in Note 1, we will adopt the new standard in our transition period financial statements for the six months ending December 31, 2020. We are in the process of finalizing our implementation of this standard and expect to record a cumulative catch up adjustment to defer certain direct contract costs that have previously been recognized as expense as incurred, Additionally, we expect to adjust the recognition pattern for certain implementation fees earned in connection with government contracts.

The FASB has issued new guidance related to the accounting for leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. Following our change in fiscal year effective on December 31, 2020, the new standard is effective for us beginning with our fiscal year ending December 31, 2022 and in interim periods thereafter. We have limited assets subject to operating lease and therefore expect the adoption of the new standard to result in the recognition of right of use assets and lease liabilities for any office or vehicle leases in effect at that date, we do not expect a significant impact to our results of operations.

The FASB has issued guidance to introduce a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses, or CECL. Under the new standard, an entity is required to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. Following our change in fiscal year-end effective December 31, 2020, the new guidance is effective for us beginning on January 1, 2023. We are evaluating the impact of adoption of the new standard on our consolidated financial statements.

The FASB has issued guidance regarding whether internal-use software development costs should be capitalized or charged to expense. Depending upon on the nature of the costs and the project stage in which they are incurred. Capitalized development costs are subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. Following our change in fiscal year end effective December 31, 2020, the guidance is applicable for us for the year ending December 31, 2021 and in interim periods thereafter, with early adoption permitted, including adoption in an interim period. We are evaluating the impact of adoption of the new standard on our financial statements.

The FASB has issued guidance clarifying the interactions between various standards governing investments in equity securities. The new guidance addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for us for annual and interim periods beginning on January 1, 2022, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. We do not anticipate a significant impact to our financial statements as a result of this new guidance.

Note 3 – Significant Transactions

Business Combinations

On July 7, 2020, we completed the acquisition of Ample Organics (“Ample”), Ample provides a seed-to-sale platform to clients in Canada, which offers tracking, reporting, and compliance tools to cannabis cultivators, processors, sellers, and clinics. We acquired 100% of the stock of Ample Organics by issuing 3.3 million exchangeable shares of one of our wholly-owned subsidiaries. The exchangeable shares may be exchanged, at the option of the holder, for shares of Akerna common stock on a one-for-one basis, therefore the exchangeable shares issued were valued at $7.65 per share, the closing price of an equivalent share of Akerna common stock, for an aggregate value of $25.2 million. The exchangeable shares are economically equivalent to shares of Akerna common stock. In addition to the stock consideration, we paid $5.7 million in cash, which was used to settle all of Ample's then outstanding debt and transaction costs. The agreement provides for contingent consideration of up to CAD$10,000,000, payable in exchangeable shares, payable if Ample's Recurring Revenue recognized during the 12 months after the acquisition date is CAD$9,000,000 or more. The contingent consideration amount is reduced by an amount equal to the product of CAD$6.67 multiplied by the difference between CAD$9,000,000 and the amount of Recurring Revenue realized during the 12 months following the acquisition. The contingent consideration was recorded as the estimated fair value of $0.8 million as of the acquisition date and will be adjusted to the estimated fair value in each subsequent reporting period until settlement. The preliminary fair value of consideration transferred consisted of the following (in thousands):

Preliminary Fair Value
Common shares issued	$25,203
Cash	5,724
Contingent consideration	817
Total preliminary fair value of consideration transferred	$31,744

We incurred $1.0 million of transaction costs directly related to the acquisition that is reflected in selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Cash	$445
Accounts receivable	917
Prepaid expenses	149
Intangible assets and goodwill	30,433
Furniture, fixtures and equipment	1,327
Accounts payable and accrued expenses	(978)
Deferred revenue	(549)
Net assets acquired	$31,744

The excess of purchase consideration over the preliminary fair value of assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to identifiable assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and will change as additional information is received. We expect to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

The amounts of Ample’s revenue and net loss included in our condensed consolidated statement of operations from the acquisition date of July 7, 2020, to September 30, 2020 were $1.2 million and $0.4 million, respectively.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations for Akerna, Trellis, Solo, and Ample as though the companies were combined as of the beginning of our fiscal 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Revenues	$3,790	$4,130
Net loss	$(4,686)	$(4,185)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Solo, Trellis, and Ample to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2019. As noted above, the allocation is preliminary and changes to the value of the contingent consideration and finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Akerna historical condensed consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2019.

Special Voting Preferred Stock and Exchangeable Shares

In connection with the Ample acquisition, we entered into agreements with our wholly-owned subsidiary and the Ample shareholder representative that resulted in the issuance of a single share of our special voting preferred stock, for the purpose of ensuring that each Exchangeable Share is substantially the economic and voting equivalent of a share of Akerna common stock, and, following the registration of the Akerna shares issuable upon exchange of the Exchangeable Shares under the Securities Act of 1933, ensuring that each Exchangeable Share is exchangeable on a one-for-one basis for a share of Akerna common stock, subject to certain limitations. As a result of these agreements and the issuance of the special voting preferred stock, each holder of Exchangeable Shares effectively has the ability to cast votes along with holders of Akerna common stock. Additionally, these agreements grant exchange rights to the holders of exchangeable shares upon the event of our liquidation, dissolution or winding up.

The special voting preferred stock has a par value of $0.0001 per share and a preference in liquidation of $1.00. The special voting preferred stock entitles the holder to an aggregate number of votes equal to the number of the exchangeable shares issued and outstanding from time to time and which we do not own. The holder of the special voting preferred stock and the holders of shares of Akerna common stock will both together as a single class on all matters submitted to a vote of our shareholders. At such time as the special voting preferred stock has not votes attached to it, the share shall be automatically cancelled. The exchangeable shares do not have a par value.

On September 1, 2020, several Ample shareholders exchanged a total of 627,225 exchangeable shares with a value of $4,798,271 for the same number of shares of Akerna common stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of September 30, 2020, there were a total of 2,667,349 Exchangeable Shares issued and outstanding.

Note 4 - Fair Value

Contingent Consideration

Solo

In connection with our acquisition of Solo, the Solo selling shareholders received the potential to earn the contingent consideration, which was to be calculated as the lesser of (i) $0.01 per solo*TAGTM and solo*CODETM sold or (ii) 7% of net revenue. The fees were to be paid annually until the earlier of (1) our shares trading above $12 per share for any consecutive 20 trading days in a 30-day period; (b) upon our no longer owning a majority stake in Solo; or (c) upon expiration of the patents related to solo*TAGTM and solo*CODETM, which is December 1, 2029.

We recorded the fair value of the liability in the condensed consolidated balance sheets under the caption “current contingent consideration” and recognized changes to the fair value of the liability against earnings or loss each reporting period until settlement. The fair value of the contingent consideration on the date of the acquisition of Solo was $389,000. In connection with our exercise of the option to acquire the remaining interest in Solo, the selling shareholders agreed to retrospectively and prospectively relieve the contingent consideration obligation. Therefore the settled value of the contingent consideration was $0. We have recorded a gain on settlement of the contingent consideration liability during the three months ended September 30, 2020 in general and administrative expenses in our condensed consolidated statement of operations.

Ample

In addition to the stock and cash consideration, the agreement provides for contingent consideration of up to CAD$10,000,000, payable in exchangeable shares, payable if Ample's Recurring Revenue recognized during the 12 months after the acquisition date is CAD$9,000,000 or more. The contingent consideration amount is reduced by an amount equal to the product of CAD$6.67 multiplied by the difference between CAD$9,000,000and the amount of Recurring Revenue realized during the twelve months following the acquisition.

We record the fair value of the liability in the condensed consolidated balance sheets as contingent consideration payable and recognize changes to the liability against earnings or loss in general and administrative expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration on the date of the acquisition of Ample was $817,000. The carrying amount at fair value of the aggregate liability for the contingent consideration recorded on the condensed consolidated balance sheet as of September 30, 2020, is $817,000.

Fair Value Option Election – Convertible Notes

We issued Convertible Notes with a principal amount of $17.0 million at a purchase price of $15.0 million on June 9, 2020. We have elected to account for the Convertible Notes using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument-specific credit risk is recorded in other comprehensive income as a component of equity. The remaining estimated fair value adjustment is presented as a single line item within other income (expense) in our condensed consolidated statement of operations under the caption, change in fair value of convertible notes.

For the Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from June 30, 2020, to September 30, 2020:

Fair value balance as of June 30, 2020	$14,131,000
Change in fair value reported in the statements of operations	(778,000)
Change in fair value reported in other comprehensive income	70,000
Fair value balance as of September 30, 2020	$13,423,000

The estimated fair value of the Convertible Notes as of June 30, 2020, and September 30, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Convertible Notes reflect our assumptions about the assumptions that market participants would use in valuing the Convertible Notes as of the issuance date and subsequent reporting period.

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	September 30, 2020	June 30, 2020
Face value principal payable	$17,000,000	$17,000,000
Original conversion price	$11.50	$11.50
Value of Common Stock	$3.64	$8.80
Expected term (years)	2.67	2.90
Volatility	68%	45%
Market yield	28.0%	23.9%
Risk free rate	0.1% to 0.2%	0.2%

Note 5 - Loss Per Share

During the three months ended September 30, 2020, we used the two-class method to compute net loss per share because we issued securities other than common stock that is economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna common stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interest in Ample. The two-class method requires earnings for the period to be allocated between common stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

Diluted net loss per common share is calculated under the two-class method by giving effect to all potentially dilutive common stock, including warrants, restricted stock awards, restricted stock units, and shares of common stock issuable upon conversion of our Convertible Notes. We analyzed the potential dilutive effect of any outstanding convertible securities under the "if-converted" method, in which it is assumed that the outstanding Exchangeable Shares and Convertible Notes are converted to shares of common stock at the beginning of the period or date of issuance, if later. We report the more dilutive of the approaches (two-class or "if-converted) as the diluted net loss per share during the period. The dilutive effect of unvested restricted stock awards and restricted stock units is reflected in diluted loss per share by application of the treasury stock method and is excluded when the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. There were no potentially outstanding shares as of September 30, 2019. The table below details potentially outstanding shares on a fully diluted basis as of September 30, 2020 that were not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,
	2020	2019
Shares issuable upon exchange of Exchangeable Shares	2,667,349	—
Shares of common stock issuable in upon conversion of Convertible Notes	1,542,632	—
Warrants	5,813,804	5,814,205
Unvested restricted stock units	824,143	—
Unvested restricted stock awards	64,296	215,063
Total	10,912,224	6,029,268

Note 6 - Commitments and Contingencies

Operating Leases

We lease office facilities and vehicles under non-cancelable operating leases. Rent expense for the three months ended September 30, 2020 and 2019, was $273,000 and $36,000, respectively. Future minimum lease payments under these leases for the remainder of the fiscal year transition period ending December 31, 2020 and each of the five years ending on December 31 thereafter are as follows:

Three months ending December 31, 2020	$226,687
2021	918,847
2022	439,633
2023	421,418
2024	426,495
2025	464,575
Thereafter	983,731
Total	$3,881,386

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2020, and through the date these financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the financial statements.

Note 7 – Equity Method Investment and Related Party Transactions

Investment in and License Agreement with Zol Solutions, Inc.

We hold an investment in 203,000 shares of preferred stock of Zol Solutions, Inc., or ZolTrain. In connection with the investment, we received the right to appoint one of three members of ZolTrain’s board of directors and the Akerna board member may only be removed from the ZolTrain board by us and we retain the right to fill the vacancy. The ZolTrain preferred stock is convertible into shares of common stock of ZolTrain at a conversion rate of $1.232 per share at our option and contains certain anti-dilution protection in the event of certain future issuances of securities by ZolTrain. We are entitled to vote the number of common shares in which the ZolTrain preferred stock is convertible into at any meeting of the ZolTrain stockholders. The investment also provides us with rights of first refusal with respect to newly issued securities of ZolTrain as well as issued and outstanding securities of ZolTrain that are offered to third parties.

We have determined that ZolTrain is a VIE for accounting purposes. However, we are not required to consolidate ZolTrain in our financial statements because we are not ZolTrain’s primary beneficiary. As of September 30, 2020, our maximum exposure to loss was equal to the carrying value of our initial investment of $250,000. We have concluded that the ZolTrain Preferred is in substance common stock because the liquidation preference provided is not substantive, as such, the equity method of accounting is applicable to in substance common stock. As a result of our representation on the board of directors, we determined that we can exert significant influence over the day to day operations of ZolTrain therefore; we account for this investment using the equity method of accounting, which requires we recognize our share of the ZolTrain operations in our results of operations. For the three months ended September 30, 2020 we have recognized equity in loss of investee of $1,535, which represents our share of ZolTrain's losses since our investment.

Subsequent to our investment, we entered into a nonexclusive license/reseller agreement with ZolTrain, effective October 24, 2019, to provide ZolTrain’s online cannabis training platform as a co-branded integration option into our MJ Platform and Leaf Data Systems, which is a related party transaction. ZolTrain will share subscription-based revenue generated from our customers with us. The amount of the share of the revenue for each of us and ZolTrain will depend on both (a) the number of training modules accessed by a customer and (b) which party created the accessed content. In addition to the revenue sharing arrangement, the license/reseller agreement provides us with the right to receive additional consideration from ZolTrain in the form of an equity earnout if certain revenue milestones are achieved during 2020, 2021, and 2022. Our ability to recognize revenue from the additional earnout consideration in the future will mainly depend on whether it becomes probable that such revenue milestones will be achieved. For the three months ended September 30, 2020 we have not recognized any revenue from this agreement.

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

In April 2020, Mr. Sozio was granted 1,230 restricted stock units of the Akerna under our 2019 Equity Incentive Plan in relation to the closing of our acquisition of Trellis, which vested immediately. In August of 2020, Mr. Sozio’s compensation was restructured and he was granted 92,166 restricted stock units, which vest one quarter each year beginning on July 1, 2021. In September 2020, Mr. Sozio was granted 10,000 restricted stock units as part of our annual employee grants, which vest one quarter each year beginning on July 1, 2021 and 38,527 restricted stock units in connection with the closing of our acquisition of Ample, which vested immediately. Additionally, Mr. Sozio received a cash bonus of $225,000 in connection with the Ample acquisition.

TechMagic Software Development Services

During the three months ended September 30, 2020, our wholly-owned subsidiary Solo was invoiced by TechMagic USA LLC, a Massachusetts limited liability, or TechMagic, for an amount of $291,000. When we acquired Solo in January 2020, we recognized a preacquisition liability of payable to TechMagic of $265,000. Following our acquisition and for the remainder of our fiscal year ended June 30, 2020, we received invoices totaling an aggregate additional amount of $392,000. The invoices set forth services that TechMagic purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and September 2020. Mr. Ashesh Shah, our Chief Technology Officer from the date of the Solo acquisition through June 30, 2020, formerly the president of Solo and as of September 30, 2020, a minority holder of common stock, to our knowledge, the founder and one of the principal managers of TechMagic. The invoices state that the services were rendered pursuant to the terms of an agreement regarding the development of mobile software products for Solo, entered into between Solo and TechMagic at a time when Mr. Shah was a principal at both entities. As of September 30, 2020, a $553,000 payable to TechMagic was included in accounts payable and accrued liabilities on our condensed consolidated balance sheet.

Note 8 - Subsequent Events

Issuance of Common Stock

On October 30, 2020, we issued 5,000,000 shares of Akerna common stock in a public offering for net proceeds after offering costs of approximately $11.0 million dollars.

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

The tables below disclose the effects on the financial statements included in this Quarterly Report on Form 10-Q and the financial statements yet to be reissued:

	Three Months Ended September 30, 2019
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Cost of revenue	$1,397,361	$(17,660)	$1,379,701
Gross profit	1,795,529	17,660	1,813,189
Product development	1,130,880	(519,978)	610,902
Selling, general and administrative	3,583,815	17,899	3,601,714
Net loss	(2,846,071)	519,739	(2,326,332)
Net loss per share	(0.26)	—	(0.21)

	Three Months Ended December 31, 2019
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Cost of revenue	$1,638,840	$(23,601)	$1,615,239
Gross profit	1,667,363	23,601	1,690,964
Product development	1,261,509	(638,008)	623,501
Selling, general and administrative	4,796,404	86,768	4,883,172
Net loss	(4,338,536)	574,841	(3,763,695)
Net loss per share	(0.40)	—	(0.34)

	Six Months Ended December 31, 2019
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Cost of revenue	$3,036,201	$(41,261)	$2,994,940
Gross profit	3,462,892	41,261	3,504,153
Product development	2,392,389	(1,157,986)	1,234,403
Selling, general and administrative	8,380,219	104,667	8,484,886
Net loss	(7,184,607)	1,094,580	(6,090,027)
Net loss per share	(0.66)	—	(0.56)

	Three Months Ended March 31, 2020
	As reported	Adjustment	As revised
Condensed Consolidated Statement of Operations
Cost of revenue	$1,420,909	$(24,690)	$1,396,219
Gross profit	1,649,637	24,690	1,674,327
Product development	1,632,353	(757,566)	874,787
Selling, general and administrative	5,500,837	177,405	5,678,242
Net loss	(5,348,980)	604,851	(4,744,129)
Net loss per share	(0.43)	—	(0.38)

	Nine Months Ended March 31, 2020
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Cost of revenue	$4,457,110	$(65,951)	$4,391,159
Gross profit	5,112,529	65,951	5,178,480
Product development	4,024,742	(1,915,552)	2,109,190
Selling, general and administrative	13,881,056	282,072	14,163,128
Net loss	(12,533,587)	1,699,431	(10,834,156)
Net loss per share	(1.11)	—	(0.96)

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended September 30, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.

Forward-Looking Statements

This Quarterly Report on Form 10-Q including all exhibits hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this Quarterly Report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, in particular the substantial risks and uncertainties related to the ongoing COVID-19 pandemic. Important factors that could cause such differences to include, but are not limited to:

●	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
●	our short operating history makes it difficult to evaluate our business and future prospects;
●	our dependence on the commercial success of our clients, the continued growth of the cannabis industry and the regulatory environment in which the cannabis industry operates
●	our ability to attract new clients on a cost-effective basis and the extent to which existing clients renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to respond to changes within the cannabis industry;
●	the effects of adverse changes in, or the enforcement of, federal laws regarding our clients’ cannabis operations or our receipt of proceeds from such operations;
●	our ability to manage unique risks and uncertainties related to government contracts;
●	our ability to manage and protect our information technology systems;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to clients without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach;
●	our ability to retain or recruit officers, key employees, and directors;
●	our ability to raise additional capital or obtain financing in the future;
●	our ability to successfully integrate acquired businesses with Akerna’s business within anticipated timelines and at their expected costs;
●	our ability to complete planned acquisitions on time or at all due to failure to obtain stockholder approval or governmental or regulatory clearances, or the failure to satisfy other conditions to completion, or the failure of completion for any other reason;

●	our response to adverse developments in the general market, business, economic, labor, regulatory, and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;
●	our response to competitive risks;
●	our ability to protect our intellectual property;
●	the market reaction to negative publicity regarding cannabis;
●	our ability to manage the requirements of being a public company;
●	our ability to service our convertible debt;
●	our ability to effectively manage any disruptions to our business and/or any negative impact to our financial performance caused by the economic and social effects of the COVID-19 pandemic and measures taken in response; and

●

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on September 29, 2020, under Part I, Item 1A, “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation to revise subsequently any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Business Overview

We are a leading provider of enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary software platforms are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. Over ten years ago, we identified a need for organic material tracking and regulatory compliance software as a service, or SaaS, solutions in the growing cannabis and cannabidiol, or CBD, industry. We now seek to create the backbone on which the cannabis industry is built by providing an integrated ecosystem of applications and services that enables compliance, regulation and taxation. We develop products intended to help state-licensed businesses operate in compliance with applicable laws and to assist states in monitoring licensed businesses’ compliance with state regulations. We provide commercial software platforms to state and federally licensed businesses and our regulatory software platform to government regulatory agencies. Our integrated ecosystem provided additional integrations and add-ons that enhance the capabilities of our commercial software platforms. Although we have helped monitor legal compliance for more than $20 billion in cannabis sales to date, we do not handle any cannabis-related material, do not process cannabis sales transactions within the United States, and our revenue generation is not related to the type or amount of sales made by our clients, as revenues are generated by us on a fixed-fee based subscription model.

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

We also resell a limited number of printers for printing compliance product labels and scales that are National Type Evaluation Program certified legal for trade. Revenue from these resale activities was 2% of total revenue in each of the three months ended September 30, 2020, and September 30, 2019. Beginning late in our fiscal year ended June 30, 2020, we entered into a revenue-sharing arrangement with a printer supplier, as a result, we expect our revenue and cost of sales related to this activity to decrease in the future. Following our acquisition of solo sciences, inc., or Solo, in January 2020, we sell a cannabis tracking technology that provides our clients with seed-to-sale-to-self data throughout a product’s life cycle.

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

Financial Results of Operations

Revenue

Our software revenue is derived from our commercial software platforms, MJ Platform®, Ample and Trellis, our data analytics offerings, our SaaS ERP offerings for state-licensed businesses, and our government regulatory platform, Leaf Data Systems, our track-and-trace product for government agencies. Commercial software contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year, although we do have some multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements.

Consulting services revenue growth is driven by numerous factors. In new emerging states, we provide solutions for operators in the pre-application for licensure and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses. Accordingly, we expect our consulting services to continue to grow as more states emerge with legalization reforms.

Our other revenue is derived primarily from the sale of business intelligence and data analytics products, point of sale hardware and labels, including solo*TAG™ and solo*CODE™.

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

Product and Development Expenses

Our product development expenses include salaries and benefits, nearshore contractor expenses, technology expenses, and other overhead related to the ongoing maintenance of our commercial and government regulatory software platforms and planning for new software development, that does not qualify for capitalization.

Selling, General and Administrative Expenses

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020. Since the date of the Annual Report, there have been no material changes to our critical accounting policies.

Results of Operations for the Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table highlights the various sources of revenues and expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

	Three Months Ended September 30,		Change
	2020	2019	Period over Period
Revenues:
Software	$3,154,442	$2,254,480	$899,962	40%
Consulting	331,080	831,363	(500,283)	(60%)
Other	228,482	107,047	121,435	113%
Total revenue	3,714,004	3,192,890	521,114	16%

Cost of revenues	1,739,937	1,379,701	360,236	26%
Gross profit	1,974,067	1,813,189	160,878	9%
Gross profit margin	53%	57%

Operating expenses:
Product development:	1,758,826	610,902	1,147,924	188%
Sales and marketing	2,097,502	1,841,514	255,988	14%
General and administrative	2,470,187	1,742,301	727,886	42%
Depreciation and amortization	1,171,022	17,899	1,153,123	nm
Total operating expenses	7,497,537	4,212,616	3,284,921	78%

Loss from operations	$(5,523,470)	$(2,399,427)	$(3,124,043)	130%

nm – percentage change not meaningful

Total Revenue

Total revenue increased to $3.7 million for the three months ended September 30, 2020 from $3.2 million for the three months ended September 30, 2019, an increase of $0.5 million, or 16%. The increase in total revenue compared to the fiscal three months ended September 30, 2019 was driven primarily by our growth achieved following our acquisition of Ample, partially offset by a decrease in consulting revenue, discussed below.

Software Revenue

Our total software revenue increased to $3.2 million for the fiscal three months ended September 30, 2020 from $2.3 million for the three months ended September 30, 2019, for an increase of $0.9 million, or 40%. Software revenue accounted for 85% and 71% of total revenue for the three months ended September 30, 2020 and 2019, respectively. The increase in software revenue during the three months ended September 30, 2020 was primarily driven by our acquisition of Ample.

Software revenues generated from government clients totaled $0.9 million and $1.1 million during the three months ended September 30, 2020 and 2019, respectively. Leaf Data Systems revenue decreased for the three months ended September 30, 2020 compared to 2019 primarily as a result of a decrease in the volume of change orders. Change orders represent out-of-scope functionality modifications requested by the client. Revenues earned from these change orders are recognized upon acceptance and delivery of the requested modifications. As a result, revenues from change orders vary and may be impacted by the timing of entering into agreements and the number of requested change orders in any given period.

Consulting Revenue

Our consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $0.3 million for the three months ended September 30, 2020 compared to $0.8 million for the three months ended September 30, 2019, a decrease of $0.5 million, or 60%. This decrease is mainly due to the impact of COVID-19. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual year-over-year comparisons experienced variability depending on the timing of recent legislative changes. During the COVID-19 pandemic and resulting shut-down, state legislatures have turned their focus to the pandemic and tabled work on cannabis legislation, which resulted in delays in our providing consulting services during the first quarter of fiscal 2020. However, many state ballot initiatives were passed for new medical or adult-use marijuana laws in the November 2020 elections. We expect, despite the slowing of our consulting activity experienced during the pandemic, we will see increased demand for our services following the November 2020 elections.

Consulting revenue was 9% and 26% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity as well as the ongoing pandemic as a driver of demand, the quarters in which we recognize consulting revenue has varied from year to year depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes our business intelligence and data analytics revenue, retail/resale revenue, which was generated from point of sale hardware, and revenue generated by the sale of solo*TAGsTM, solo*CODEsTM and the related activation fees. Other revenue increased to $0.2 million for the three months ended September 30, 2020 from $0.1 million for the three months ended September 30, 2019 due to the acquisition of Ample. Other revenue was 6% and 3% of total revenue for the three months ended September 30, 2020 and 2019. We have entered into a revenue-sharing agreement with a printer supplier, whereby our clients will acquire hardware from the supplier and the supplier will share a percentage of revenue generated by our clients with us. In accordance with GAAP, we may only recognize the portion of the revenue that the supplier shares with us pursuant to the new arrangement, as a result, we expect both revenue and cost of sales to decrease in the future, with minimal effect on gross margin.

Cost of Revenue and Gross Profit

Our cost of revenue increased to $1.7 million for the three months ended September 30, 2020 from $1.4 million for the three months ended September 30, 2019, an increase of 26%. This increase was primarily due to the addition of a subcontractor supporting our Leaf Data Systems contract with Utah, an increase in subcontractor costs to support our contract with Pennsylvania, and an increase in the cost of hosting, software and applications as a result of our increased usage fees for cloud service providers to support the growth in commercial software platform subscriptions and government regulatory platform contracts. We also incurred higher direct labor costs associated with providing our consulting services of $0.2 million.

Because the applications and services available through the Leaf Data Systems are provided through relationships with third-party service providers at higher costs than those from our commercial software platform contracts, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in the cost of revenues on the statement of operations, were $0.8 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively. The increase in the cost of government revenues incurred by us was due to the additional customer requests of our contracts with the state of Utah and Pennsylvania, and a higher volume of ongoing support and maintenance services provided by subcontractors in connection with the contracts with Pennsylvania and Washington.

Operating Expenses

The following table presents operating expense line items for the three months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,		Change
	2020	2019	Period over Period
Operating expenses:
Salary expenses, excluding Solo, Trellis, and Ample	$884,016	$317,377	$566,639	179%
Product development of Solo, Trellis, and Ample	592,740	—	253,292	nm
Other product development	282,070	—	592,740	nm
Product development	1,758,826	610,902	1,147,924	188%
Percentage of revenue	47%	19%

Sales and marketing, excluding Solo, Trellis, and Ample	1,700,930	1,841,514	(140,584)	(8%)
Sales and marketing of Solo, Trellis, and Ample	396,572	—	396,572	nm
Sales and marketing	2,097,502	1,841,514	255,988	14%
Percentage of revenue	56%	58%

General and administrative salaries, excluding Solo, Trellis, and Ample	646,530	445,647	200,883	45%
Transaction related costs	951,865	142,437	809,428	nm
Change in fair value of contingent consideration	(389,000)	—	(389,000)	nm
Bad debt expense	12,450	252,809	(240,359)	(95%)
Restructuring costs	68,190	—	68,190	nm
General and administrative expenses of Solo, Trellis, and Ample	330,538	—	330,538	nm
General and administrative stock-based compensation	346,059	41,542	304,517	733%)
Other general and administrative	503,555	859,866	(356,311)	(41%)
General and administrative	2,470,187	1,742,301	727,886	42%
Percentage of revenue	67%	55%

Total operating expenses	$7,497,537	$4,212,616	$3,284,921	78%
Percentage of revenue	202%	132%

nm – percentage change not meaningful

Our operating expenses increased to $7.5 million for the three months ended September 30, 2020, from $4.2 million for the three months ended September 30, 2019, an increase of $3.3 million, or 78%. The increased level of operating expenses for the three months ended September 30, 2020, was the result of investments made in personnel, technology and other infrastructure as we continue to position ourselves for growth both organically and through strategic acquisitions, and transactional costs associated with acquisitions and financing activities.

Product development expenses increased to $1.8 million for the three months ended September 30, 2020, from $0.6 million for the three months ended September 30, 2019, an increase of $1.2 million, or 188%. Salary expense for product development functions increased by $0.6 million, primarily due to the reduced usage of third party contractors associated with software development. Our acquisitions also contributed to the increase in product development spend for the three months ended September 30, 2020.

Sales and marketing expenses increased $0.3 million during the three months ended September 30, 2020, as compared to September 30, 2019, primarily as a result of our acquisitions.

General and administrative expenses increased to $2.5 million for the three months ended September 30, 2020, from $1.7 million for the three months ended September 30, 2019, an increase of $0.7 million, or 42%. This increase was primarily due to transactional costs we are required to expense as incurred and an increase in other general and administrative costs. During the three months ended September 30, 2020, we incurred legal and other costs totaling $1.0 million primarily in connection with our acquisition of Ample. We also recognized a $0.4 million reduction in the estimated fair value of contingent consideration paid for our acquisition of Solo in July 2020. Bad debt expense decreased by $0.2 million, during the three months ended September 30, 2020, as compared to 2019, due to our improvement in the overall quality of our revenue and client portfolio, enhancement of our sales and marketing team has resulted in a steady decline in the number and amount of delinquent accounts resulting in bad debt expense since the three months ended September 30, 2019. During the three months ended September 30, 2020, we have an additional $0.3 million in general and administrative expenses associated with Solo, Trellis, and Ample compared to the three months ended September 30, 2019. Other general and administrative expenses decreased by $0.4 million, most notably due to lower technology costs as compared to the three months ended September 30, 2019.

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

Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.  We attempt to compensate for these limitations by providing specific information regarding the GAAP items excluded from these non-GAAP financial measures.

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

We define EBITDA as net loss before interest income and expense and changes in fair value of convertible notes, provision for income taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	share-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations that are required to be expensed as incurred in accordance with GAAP, because business combination related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with debt issuance when we elect the fair value option to account for the debt instrument because if we had not elected the fair value option such costs would be recognized as an adjustment to the effective interest and excluded from EBITDA;
●	restructuring costs because we believe these costs are not representative of operating performance; and
●	equity in earnings (losses) of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years.

The reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended September 30, 2020and 2019 is as follows:

	2020	2019
Net loss	$(4,750,691)	$(2,326,332)
Adjustments:
Interest (income) expense and change in fair value of convertible notes	(774,313)	(73,382)
Depreciation and amortization	1,171,022	17,899
EBITDA	$(4,353,982)	$(2,381,815)

Stock-based compensation expense	681,419	161,165
Business combination and merger related costs	951,865	—
Debt issuance costs related to fair value option debt instruments	43,167	—
Restructuring charges	68,190	—
Changes in fair value of contingent consideration	(389,000)	—
Equity in losses of investee	1,534	—
Adjusted EBITDA	$(2,996,807)	$(2,220,650)

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash in operations, and relied on capital raising transactions to continue ongoing operations. During the three months ended September 30, 2020, we incurred a loss from operations of $5.5 million and used cash in operations of $4.2 million.  As of September 30, 2020, we had cash of $14.3 million, excluding restricted cash, and working capital of $0.9 million.

During the quarter ended September 30, 2020, the Company incurred a number of one-time, non-recurring expenses of approximately $1.1 million. These expenses include business combination expenses, restructuring, and other non-recurring charges.  Additionally, on October 30, 2020, we closed on the public offering of 5 million shares of common stock with proceeds of approximately $11.0 million net of offering costs, which will be used for general corporate purposes. During the three months ended September 30, 2020, we implemented a number of cost reduction initiatives reducing costs and identifying cost savings that we expect to result in annual savings of an additional $3.0 million to $4.0 million.  As a result, we expect that our current working capital is sufficient to fund our operations and commitments for a period of at least twelve months from the date these financial statements are issued.

In the event the Company requires additional liquidity, the Company can further reduce or defer expenses. More specifically, the Company could implement certain discretionary cost reduction initiatives relating to our spending on employee travel and entertainment, consulting costs and marketing expenses, negotiate deferred salary arrangements, furlough employees or reduce headcount or negotiate extensions of payments of rent and utilities.  The Company also believes it has access to capital through future debt or equity offerings and could be successful in renegotiating the maturity dates or conversion option relating to its current outstanding notes payable, although no assurance can be provided that we would be successful in these efforts.  Further, the potential continues to exist that our $2 million PPP loan could be forgiven. Management will continue to evaluate our liquidity and capital resources.

Cash Flows

Our cash and restricted cash balances were $14.8 million and $24.7 million as of September 30, 2020 and 2019, respectively. Cash flow information for the three months ended September 30, 2020, and 2019 is as follows:

	Three Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$(4,181,159)	$(3,142,174)
Investing activities	(5,704,806)	(519,739)
Financing activities	(12,668)	4,242,454
Net change in cash and restricted cash	$(9,898,633)	$580,541

Sources and Uses of Cash for the three months ended September 30, 2020 and 2019

Net cash used in operating activities increased to $4.2 million during the three months ended September 30, 2020, from $3.1 million during the three months ended September 30, 2019, an increase of $1.0 million. The increase in cash used in operating activities was primarily driven by the increase in net loss from operations of $3.1 million described above, partially offset by the effect of the timing of cash received from clients relative to when we recognize revenue.

Net cash used in investing activities totaled $5.7 million during the three months ended September 30, 2020, as a result of net cash paid as consideration for the Ample acquisition and amounts invested in the development of our software products. Net cash used by investing activities during the three months ended September 30, 2019, was $0.5 million as a result of amounts invested in the development of our software products.

Net cash used in financing activities totaled $13,000 during the three months ended September 30, 2020 and represents cash paid in connection with our common stock offering that closed on October 30, 2020. Net cash provided by financing activities totaled $4.2 million and represents the proceeds from the exercise of warrants.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2020 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Remediation:

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

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

There is no material litigation currently pending or, to the knowledge of our management, contemplated by any government authority, against us, any of our officers or directors in their capacity as such or against any of our properties.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the SEC on September 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the period ended September 30, 2020 were previously reported in our current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 to Akerna Corp.’s Form 8-K as filed with the Commission on June 21, 2019)
3.2	Amended and Restated Bylaws of Akerna Corp. (incorporated by reference to Exhibit 3.1 to Akerna Corp.’s Form 8-K as filed with the Commission on June 21, 2019)
3.3	Certificate of Designation for the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.1	Exchangeable Share Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.2	Escrow Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.3	Rights Indenture (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101

XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:
Chief Executive Officer and Director (Principal Executive Officer)

November 16, 2020

By:
Chief Financial Officer (Principal Financial and Accounting Officer)

November 16, 2020

