Form 10-KT
period 2020-12-31
Akerna Corp.
filed 2021-03-31
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  July 1, 2020  to December 31, 2020

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Larimer Street #246 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(888) 932-6537

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase one share of common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The aggregate market value of the voting and non-voting common stock of Akerna Corp held by non-affiliates of Akerna Corp was approximately $116.2 million based upon the closing price per share of $8.80 on June 30, 2020.

As of March 15, 2021, there were 22,912,648 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference

To the extent herein specifically referenced, portions of Akerna Corp’s Definitive Proxy Statement on Schedule 14A for the 2021 Annual General Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K , including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this Transition Report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, in particular the substantial risks and uncertainties related to the ongoing COVID-19 pandemic. Important factors that could cause such differences to include, but are not limited to:

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

●	other factors discussed in other sections of this Transition Report on Form 10-K, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and "Risk Factors" Part I, Item 1A.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation to revise subsequently any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Transition Report by the foregoing cautionary statements.

PART I

Item 1. Business.

Transition Period

On September 25, 2020, our Board of Directors adopted resolutions pursuant to Article XII of our Bylaws to change the Company’s fiscal year end from June 30 to December 31, effective for the year ending December 31, 2020. In this transition report, references to “fiscal year” refer to years ending June 30. References in this report to the “transition period” refer to the six-month period ended December 31, 2020.

Business Overview

Akerna is the leading provider of enterprise software solutions within the cannabis industry. Cannabis businesses face significant complexity due to the stringent regulations and restrictions that shift based on regional, state, and national governing bodies. As the first to market more than ten years ago, Akerna’s family of software platforms enable regulatory compliance and inventory management across the entire supply chain. When the legal cannabis market started to grow, we identified a need for organic material tracking and regulatory compliance software as a service (SaaS) solution customized specifically for the unique needs of the industry. By providing an integrated ecosystem of applications and services that enables compliance, regulation, consumer safety and taxation, Akerna is building the technology backbone of the cannabis industry. While designed specifically for the unique needs of the cannabis market, our solutions are adaptable for other industries requiring government regulatory oversight, or where the tracking of organic materials from seed or plant to end products is desired.

Executing upon our expansion strategy, we acquire complementary cannabis brands to grow the scope of Akerna’s cannabis ecosystem. Throughout 2019 and 2020, we integrated four new brands into the Akerna product and service offering. Our first acquisition, solo sciences, was initiated in the fall of 2019, with the full acquisition completed in July 2020. We added Trellis Solutions to our portfolio on April 10, 2020 and finalized the acquisition of Ample Organics and Last Call Analytics on July 7, 2020. Through our growing family of companies, Akerna provides highly versatile platforms that equip our clients with a central data management system for tracking regulated products. Our solutions also provide clients with integrated security, transparency, and scalability capabilities, all while maintaining compliance with their governing regulations.

On the commercial side, our products help state-licensed businesses operate in compliance with applicable regional laws. Our integrated ecosystem provides integrations with third-party vendors and add-ons that enhance the capabilities of our commercial software platforms. On the regulatory side, we provide track and trace solutions that allow state governments to monitor compliance of licensed cannabis businesses.  To date, our software has helped monitor the compliance of more than $20 billion in legal cannabis. While our software facilitates the success of legal cannabis businesses, we do not handle any cannabis-related material, do not process cannabis sales transactions within the United States, and our revenue is generated from a fixed-fee based subscription model and is not related to the type or amount of sales made by our clients.

We drive revenue growth through the development of our product line, our acquisitions and from continued expansion of the cannabis, hemp, and CBD industry. Businesses across the regulated cannabis industry use our solutions. The brand recognition of our existing products, our ability to provide services in all areas of the seed-to-sale life cycle, and our wealth of relevant experience attracts cultivation, manufacturing, and dispensary clients who are seeking comprehensive business optimization solutions. Our software solutions are designed to be scalable, and while mid-market and smaller customers have historically been our primary target segment, we are focused on extending our customer reach to address the needs of the emerging enterprise level operator. We believe these larger multi-state/multi-vertical operations represent significant long-term future growth opportunities as the cannabis industry continues to consolidate at a rapid rate. The sophistication of our platform accommodates the complexities of both multi-vertical and multi-state business needs, making us critical partners and allowing us to cultivate long-term, successful relationships with our clients.

Our platforms provide licensed businesses with a true enterprise solution for managing their inventory and compliance and allow government regulators to engage in accurate and real-time compliance monitoring. Key capabilities of our technology infrastructure include:

Seed-to-Sale Tracking allows the tracking of products from cultivation, through harvest and processing and manufacturing, to the monitoring of the final sale to the patient or consumer. Our traceability technology captures every step in an individual plant’s life, providing visibility into the supply chain from any measurement of finished product dispensed to a patient or customer, back to the plant it came from, and all activity, transportation, and transactions that happen in between. While we do not provide a point-of-sale processing, and never take, own, or handle any product or cash transaction, our platform does record all sales as part of state and jurisdictional compliance Track-and-Trace processes. The data gathered throughout all of these processes is captured, and provides the insights and information needed to run an efficient and streamlined cannabis business. Seed-to-Sale software operates in a complementary relationship with state-mandated Track-and-Trace systems, replicating the reporting functionality and eliminating the need for operators to duplicate their compliance data into two disparate systems. Track-and-Trace systems are designed solely for government regulators to maintain compliance and do not have the sophistication or functionality to provide cannabis business owners with the insights and tools for effective business management. Our seed-to-sale platforms integrate with the state Track-and-Trace compliance system, reporting in the mandated data along the supply chain while also providing business owners with the capabilities to make informed business decisions based on the fully overview of their operations.

Track-and-Trace is the compliance reporting system used by regulatory bodies in most states. In order to adhere to their state-specific compliance regulations, cannabis operators are required to enter specific data points along the supply chain into the state-mandated track-and-trace system. By doing so, regulators can track the movement of cannabis inventory through the full supply chain, even when it moves between facilities or operators. The aggregated view that Track-and-Trace software ensures that the end product being sold has been grown, harvested, processed, transferred and sold compliantly, and provides assurance of safety to consumers.

   Single System Integration allows state-licensed clients to manage inventory, customer records, and staff in one tracking system. MJ Platform and Leaf Data Systems platforms can be fully integrated with one another to create a streamlined Seed-to-Sale/Track-and-Trace solution. Additionally, our platforms can also be integrated with systems of numerous third-party suppliers. We have certified integrations with world class accounting solutions, including Sage, SAP and Netsuite.

Anti-Counterfeiting Technology. Solo sciences provides next-generation anti-counterfeiting technology fused with a direct communication system between brands and consumers. The solo sciences mission is to build confidence and establish trust among consumers, while enabling retailers and distributors to close the loop with creators and producers.

Cannabis Market Insights are curated using the anonymized data aggregated through our Seed-to-Sale platform for key industry intelligence. With over $20 billion in cannabis sales tracked over the past 11 years, we have cultivated a substantial legal cannabis dataset across 30+ states and multiple countries. This data provides a detailed overview of key industry trends, giving us the ability to provide banks, investors, researchers, cannabis businesses, and non-cannabis businesses with cannabis market intelligence and comparison data.

Using our years of experience, proprietary databases, and resources to identify trends and predict changes in the cannabis industry we evolve our products and better assist our clients in operating in compliance with the applicable laws of their jurisdictions and capitalizing on commercial opportunities within the applicable regulatory framework, with accuracy, efficiency, and geographic specificity. We have worked with clients and governments across the globe to create customized solutions that fit their specific regulatory and commercially compliant needs. While the majority of our clients are in the United States and Canada, our solutions allow cannabis businesses to operate efficiently in this fast-changing industry and comply with state, local, and federal (in countries such as Canada, Italy, Macedonia, and Colombia). Akerna and our family of companies is well-positioned to provide compliance solutions for the expanding national and international legal cannabis market.

Industry & Competition

We believe the growing cannabis industry in numerous U.S. states and other countries represents a significant market opportunity for our technology, as legally licensed operating companies need to ensure they operate within applicable laws and carefully track inventory. With democratic leadership and the new legislation passed during the 2020 election improving the outlook of the industry in 2021 and a congress that is committed to push forward cannabis policy, the industry’s growth potential has large near-term upside. Since state governments require supply chain transparency to ensure compliance and the maintenance of the seed-to-sale life cycle within their jurisdictions, each new regulated jurisdiction offers an expanded market opportunity for Akerna.

The regulated cannabis industry (medicinal and adult-use) is experiencing rapid growth. According to BDSA's 2020 Cannabis Sales and Forecast Future Sales by Region report, Legal cannabis sales in the U.S. passed $17.5 billion in 2020, growth of 46% over 2019’s $12.1 billion. The report also noted sales are forecast to rise to $41.3 billion in 2026, a CAGR of 15%. Global cannabis sales reached nearly $21.3 billion in 2020, an increase of 48% over 2019 sales of $14.4 billion. BDSA forecasts global cannabis sales will grow from $21.3 billion in 2020 to $55.9 billion in 2026, a compound annual growth rate (CAGR) of more than 17%.

The COVID-19 pandemic has had a positive effect on the growth and acceptance of the cannabis industry. Fitting into a non-cyclical, vice product category has worked to the industry’s advantage overall based on the 2020 sales data. Although many cannabis companies felt extremely adverse circumstances, and some were even forced to close or sell their businesses, this has accelerated a predictable M&A marketplace in which licenses are being acquired for a fraction of what they cost only 1 year ago. The largest Multi-State Operators (MSOs) are growing and financing faster than ever before. Curaleaf, one of the largest MSOs, opened their 100th retail location in Feb. 2021. As a result of the current M&A marketplace, the landscape is beginning to position itself in a similar way that the alcohol industry has, with major companies controlling a vast majority of market share. MJ Platform is positioned as an enterprise-level offering to address the needs of these large MSOs that continue to grow through consolidation. The addition of the MJ Analytics seed-to-sale reporting engine, built on the architecture of leading business intelligence platform, Domo, further positions MJ Platform as an enterprise-level solution.

Further to our current addressable market, the regulatory changes in the 2018 Farm Bill in the U.S. have created an opportunity for hemp-based CBD in general retail and pharmaceutical channels. Additionally, multiple countries across the world have legalized hemp for growth and export including Canada, China, Italy, Australia, and South Korea. In the U.S., hemp-derived CBD is available broadly across retailers (not solely licensed cannabis dispensaries), including online, drug and convenience stores, natural product, beauty, grocery, and pet stores. According to Grand View Research, Industrial Hemp Market Analysis, The global cannabidiol market size was valued at USD 2.8 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 21.2% from 2021 to 2028.

The unfortunate events of the 2019 vape scare in the United States prompted regulatory changes and additional requirements, including anti-counterfeiting tags and codes. With major investment and partnership with solo* sciences, Akerna has provided a solution to address the issue for both regulators and operators. The combined supply chain transparency solution was chosen by the State of Utah, requiring all medical dispensary products to be validated. Markets and Markets projects that the anti-counterfeit packaging market size will grow from $105.9 billion in 2018 to $182.2 billion by 2023, at a CAGR of 11.5%. The anti-counterfeit packaging market is projected to witness high growth due to the increasing focus of manufacturers on brand protection to reduce counterfeiting. By leveraging this investment, we strengthen our current addressable market with an essential compliance tool.

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

Competitive Landscape

The competitive set within the cannabis technology and consulting space has traditionally been comprised of several smaller and specialized companies with limited access to capital. As part of our growth strategy, we may seek to acquire assets or companies that are synergistic with our business. We have built a scalable infrastructure to support both rapid organic growth and targeted acquisitions. By providing the full seed-to-sale solution, we believe we are well-positioned to be an acquirer of cannabis technology solutions throughout the supply chain. We compete with numerous technology and consulting companies that offer services that are similar to some of our services including, but not limited to, Acumatica, BDS Analytics, BioTrackTHC, Canna Advisors, Cannabis 365, Cova Cannabis, Denver Relief, Flowhub, Greenbits, Headset, LeafLogix, Medicine Man, Metrc, New Frontier Data, Nextec, 3C, Treez, and TILT Holdings.

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

Range of Services

We believe we possess a unique viewpoint into the industry because we offer solutions to, and work with, both commercial businesses and government regulatory agencies towards the common goal of ensuring regulatory compliance and real-time monitoring of inventory and sales. We offer a complete range of both software and services to meet these needs for both state governments and commercial businesses. While we do not face competition from firms focusing on specific subsets of our markets, there are a very limited number of competitors providing products or services that compete with our complete range of products and services. We compete with software companies offering a product to businesses only in a certain geographic region or of a certain business type. We also compete with consulting firms serving a specific phase of the cannabis plant life cycle.

Industry Knowledge and Experience

Our management personnel have extensive technical and business operations knowledge and experience within the cannabis and technology industries, which has been developed through numerous years of service in key roles with a broad range of both cannabis and technology companies, both in terms of product and service type and size. We leverage this knowledge and experience to guide our product and service development and delivery. Our management team possesses significant compliance expertise, allowing us to continually monitor changes in legislation and regulation within the markets we and our clients operate. We face competition from companies that have teams with technical expertise or cannabis industry experience, but there are a limited number of competitors who have both and who understand the interplay between software and technology development and the application of the same to the evolving cannabis compliance landscape.

Proprietary Databases

Eleven years of operations have provided us with a statistically significant dataset of cannabis transaction information that we believe cannot be readily duplicated by new entrants into the marketplace. This growing database includes proprietary sales, market trends, customer preferences, pricing, and regulatory data. We use this dataset to predict trends more accurately in the marketplace and make this dataset available to users of our platforms, providing greater utility to clients in this regard than can be provided by competing platforms.

Products and Solutions

Software

MJ Platform

MJ Platform® is our cornerstone SaaS offering for legal cannabis, hemp and CBD businesses. We provide state-licensed cultivators, manufacturers, distributors, and retail dispensaries with a data-driven seed-to-sale tracking platform that provides clients with an enterprise resource planning solution for managing their inventory and regulatory compliance. MJ Platform is used by clients to compliantly track inventory through all phases of the seed-to-sale cycle – from cultivation to extraction and infusion to packaging, distribution and retail sales. Data points are collected at every stage of the product life cycle and about multiple aspects of the plant’s growing environment, manufacturing processes, and ingredients, as well as retail pricing and purchase data.

We service licensed operators in all verticals of the industry, including cultivation, manufacturing, distribution, and retail dispensaries. We have significant client presence for our commercial software solutions in mature cannabis markets such as Arizona, California, Michigan, Pennsylvania, Colorado, Utah, Illinois, Oklahoma, and Puerto Rico, as well as Canada.

We have exclusivity in the Pennsylvania and Utah markets due to our government contracts, which require operators in the states to use MJ Platform.

Ample Organics

Ample Organics is the leading Health Canada-approved software for Canadian Licensed Producers with the majority market share in Canada, the only G7 country with federally legal cannabis. Ample’s seed-to-sale platform allows cultivators to track and report every stage of their cannabis growing operations, production, and sales processes by implementing unique workflows and methods to ensure that traceability identifiers are attached to various entities at every stage of production and sale. Furthermore, the Ample technology provides insight and control for regulators by generating mandatory compliance reports on inventory, patients, physicians, and any other details required within a specific regulatory jurisdiction.

The Ample suite of products includes AmpleOrganics, a seed-to-sale SaaS cannabis compliance offering for Canadian licensed producers: AmplePayments, a payment processing offering; AmpleCare, an Application Programming Interface (API)-first middleware solution that allows for the submission of both patient registration documents and medical documents in a secure electronic format to licensed producers using the AmpleOrganics seed-to-sale platform; and AmpleLearn  an education and training platform designed to educate and onboard personnel working within a licensed cannabis company.

Ample currently has 45 full-time employees and provides services to over 120 LPs and five other licensed cannabis producers in Colombia, Jamaica, New Zealand, and Australia. Ample was a Deloitte FAST50 Company to Watch in 2018, placed 9th on the Deloitte FAST50 in 2019, and was ranked the 19th Top Growing Company in Canada by the Globe and Mail in 2019.

Trellis

Trellis is a cannabis cultivation management, and compliance software company, that provides clients with the technology to manage and optimize their operational workflow throughout to cultivation, manufacturing and distribution supply chain. Trellis' platform integrates with state track and trace systems generates Health Canada compliant reports and provides documentation for clients, including order manifests, packaging labels, and batch reports. Trellis facilitates compliance by maintaining a chain of custody records from seed-to-sale with two-factor authorization and permission driven user profiles. The Trellis product is designed to meet the needs of smaller licensees, bringing a streamlined solution built for cultivators, manufacturers, and distributors that is trusted by some of California's largest brands.

Solo Sciences – Anti-counterfeiting Technology

Solo is a technology provider for legal cannabis businesses with a focus on providing a cannabis tracking technology that provides seed-to-sale-to-self data throughout a product’s life cycle and empowers consumers with the ability to confirm the quality and authenticity of a product they have purchased.

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

Viridian

On March 10, 2021, we entered into an Agreement and Plan of Reorganization with Navigator Acquisition Corp. (“Navigator”), a Delaware corporation, and Viridian Sciences, Inc., a Delaware company (“Viridian”), whereby we agreed to acquire 100% of the issued and outstanding capital stock of Viridian from Navigator for 1,000,000 shares of Akerna common stock valued at $6.00 per share (the “Viridian Transaction”).

The agreement provides for a contingent payment of shares of our common stock equal to up to $1,000,000 payable after the one-year period following the closing of the Viridian Transaction based upon certain revenue achievements set forth in the agreement. A portion of the share consideration in an amount equal to 100,000 shares of our common stock valued at $6.00 per share in cash was deposited into an escrow account to satisfy certain net working capital adjustments and indemnification obligations of Navigator.

Viridian is a cannabis business management software system built on SAP Business One. We expect the Viridian transaction to close on or around April 1, 2021.

 Leaf Data Systems - Government Regulatory Software

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

Leaf Data Systems currently serves 3 state clients, the Commonwealth of Pennsylvania, the State of Washington, and the State of Utah. The State of Utah mandates the use of our proprietary solo*TAGTM the world’s first cryptographically-secure, cannabis product authentication system, exclusively for governments as an alternative to radio-frequency identification (RFID) tracking. This customized system includes an electronic verification and inventory control system to track plants and products throughout the compliance supply chain.

Business Intelligence and Data Analytics Products

We have four data products: MJA; and Akerna Acumen Big Data, which both leverage the extensive data captured in each of MJ Platform’s cultivation, E&I, distribution, and retail modules; AmpleData, which leverages data obtained through Canadian regulated retail channels; and Last Call Analytics, which provides retail sales analytics for alcohol brands.

MJ Analytics

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

Built in partnership with Domo and Snowflake, MJA is monetized through the provision of Data Analytics subscriptions to clients. We typically grant a limited, non-exclusive, non-sublicensable license to use our industry data for internal management, reporting, and business optimization purposes. The information typically supplied to clients is aggregated and anonymized information regarding products, which may or may not be those of the client, sold through sales generated through our online service platforms.

Akerna Acumen Business Intelligence

We believe we have cultivated a substantial legal cannabis dataset with over $20 billion in sales tracked and 11 years of data across 20+ states and multiple countries. With the contractual ability to aggregate and anonymize this data, we have launched the Akerna Acumen product to provide banks, investors, researchers, cannabis businesses, and non-cannabis businesses with cannabis market intelligence and valuable market comparison data. The data is available in various formats and is available with updates as frequently as daily.

Last Call Analytics & Ample Data

Ample’s wholly owned subsidiary, Last Call Analytics, or LCA, is a retail analytics platform designed for the beverage alcohol industry, with a focus on allowing our clients to use data to empower retail operations and generate revenue growth. The platform ingests sales and product data from a wide variety of sources, normalizes and homogenizes the dataset, and displays the resultant analysis in a proprietary application.

With the underlying technologies built by LCA, Ample has created AmpleData, a retail analytics platform for the cannabis industry that applies the same proven solution to data streams ingested from various points within the regulated supply chain. Ample Data is designed to provide key insights for Canadian cannabis license holders, cannabis agencies and government regulators.

Cannabis Business Consulting

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

Entering the cannabis industry is a significant undertaking. We work with clients to efficiently comply with state requirements in connection with the launch and operations of their cannabis businesses. Our management and key personnel bring deep cannabis industry experience to us. Our management team and key personnel have broad experience gained from working with numerous cannabis businesses, with operational experience across every vertical (e.g., cultivation, processing, and retail). Our team members have previously managed projects, including cultivation facilities exceeding 100,000 square feet, retail operations with locations in multiple states, and online businesses serving an entire country.

Competitive Advantage

Partner API. We host an open API ecosystem and are continually developing and maintaining an extensive collection of integrations that are designed to connect our solutions to over 85 partners, provide full-service solutions at all points in the cannabis business life cycle, including compliance, hardware, banking, accounting, online ordering, payment solutions, CRM and loyalty, delivery, and business analytics. We believe these integrations provide a competitive advantage as they reduce implementation time, effort, and cost while providing a holistic cannabis solution; We have certified API integration with tier one ERP software providers supplying sophisticated accounting solutions that collect and store business transactions to satisfy external reporting requirements. Additionally, we leverage revenue sharing agreements and referral programs with our strategic partners to further grow our business and our revenue.

Technology. As the inventors of Seed-To-Sale technology, our proprietary platform is an AWS cloud-based software solution. We offer specialized cannabis workflows specific to the needs of the industry. We serve all verticals of the cannabis supply chain (cultivation, manufacturing, distribution, retail and delivery). We are one of the few true, single-platform Seed-To-Sale solutions in the cannabis space, and the sophistication of our technology allows us to uniquely scale across legal markets. Our platform has processed over $20 billion in legal cannabis sales, with speed, reliability, and security capabilities designed to serve the needs of even the largest of enterprise customers. Compliance with all state regulations is built into our platform infrastructure, ensuring our clients are always operating within the regulation parameters of their individual markets. The business insights provided by the data collection throughout the supply chain enables businesses to optimize their operations and make crucial data-driven decisions for their business. These insights are easily analyzed and made actionable by our MJ Analytics module, built in partnership with Domo, a leading BI platform.

Learning Management System. Through our license with ZolTrain, we are able to provide our MJ Platform clients with training modules to educate and on-board their staff and improve the patient /consumer experience by pairing education with product information both in person and through digital channels;   The Zoltrain platform allows cannabis employees to self-direct their own learning and certification through a MJ Platform specific curriculum, and their employers are able to monitor and track their progress, ensuring staff is fully trained and knowledgable about the software they are required to use within their job functions. This is one of the only LMS platforms specifically designed both for the industry and for our software. It provides detailed notes, takeaways, scored exams and certificates of completion, ensuring staff knows their Seed-To-Sale software inside and out. Zoltrain modules are dynamic, and can be easily updated to accommodate new content or education on new product offerings. The AmpleLearn platform is a similar onboarding and education tool developed for Ample Organics clients to assist with building their proficiency using the software in Canada. Similar to Zoltrain, AmpleLearn is built on industry tested content within a dynamic learning environment. There are assessments, progress reports and certifications that are all available to both the employee and their supervisor.The AmpleLearn product is maintained by the internal team at Ample Organics, ensuring that the content is always up-to-date with the most recent software upgrades and functionality.

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

•        Broaden our base of customers. With increasing cannabis legislation, rapid industry consolidation, and opportunities in other supply-chain driven industries, Akerna will continue to focus on expanding our leadership and market share in the mid-market, while optimizing our offerings for the multi-state/multi-vertical enterprise segment. We will continue to invest in our sales and marketing efforts and intend to expand into new markets to grow our customer base.

•      Grow revenue from our existing customers. With increased product line offerings, such as MJ Analytics, as well as our growing API partner network, we are able to offer continued opportunities for our customers to optimize and streamline their operations. By leveraging our existing customer base and provide them with an array of tools and solutions, we are able to increase the revenue opportunity without the burden of new client acquisition costs.

•       Expand and deepen our partner ecosystem. We have an extensive network of API integrated cannabis application providers and other referral sources providing us with new avenues of qualified leads and new customer opportunities. By continuing to grow and optimize these partner agreements and relationships, we have increased exposure to larger client pools, and revenue sharing agreements.

Customers

Businesses across the cannabis and hemp industries and of all sizes, ranging from small, single location/ single vertical businesses to multi-state enterprise operations, use the Akerna family of solutions. The cannabis industry is still very much in its infancy compared to more established markets, and as it matures, we are seeing a shift in the typical business model. In the beginning, most operators only managed a single location, or a single vertical operation, and therefore many of our longer-standing clients fall into the small to mid-market size business. Over the past few years, and significantly expedited by the COVID-19 pandemic, we are witnessing large-scale, rapid consolidation within the industry. Many of the original small licensees are being purchased and assumed into larger, multi-state, enterprise level organizations. Our software solutions are designed to be scalable, and as we see this shift in the market, we are focused on extending our customer reach to address the needs of the emerging enterprise level operator. We believe these larger multi-state/multi-vertical operations represent significant long-term future growth opportunities as the cannabis industry continues to consolidate. As more states legalize, these operators are identifying future growth opportunities into these expanded legal markets and need a software solution that can grow with them.

Sales and Marketing

We sell our solutions primarily on a subscription basis with module-based pricing, allowing businesses to customize their solution based on their specific business model or vertical. With our integrations to major accounting solutions and cannabis service providers, we are able to customize solutions for all sizes and types of businesses.  To gain market share and expand beyond the small to mid- size market, Akerna invests in specialized go-to-market strategies for sales and marketing unique to each state and customer segment.

Our omnichannel marketing program, which includes paid and unpaid digital advertising, event marketing, account-based marketing, content marketing, prospect database nurturing, and other digital marketing activities, is designed to capture inbound marketing leads. We also leverage our expertise and industry intel to identify and engage directly with our prospective customers, especially at the enterprise level.  Additionally, we have a broad ecosystem of partners across the cannabis industry and have selectively implemented referral and revenue sharing opportunities with the key players.

We reach each market segment, from emerging small business to enterprise, through channels and tactics that match their expectations for content, outreach, timeliness, and service level. This can require high touch service for some enterprise customers, with more a traditional purchase path for the smallest companies. We hire and train both sales and marketing professionals specialized for the market and the customer segment.

For growth in the regulatory and consulting side, we stay current on emerging legal markets, both nationally and globally to actively conduct outreach and education programs to engage with state regulators and business owners. This strategy strongly supports the growth of our consulting client bases, as we provide license application assistance in new markets, and require in-depth understanding of the regulatory guidelines to be able to successfully win licenses for our customers. We leverage our expertise to provide thought-leadership and industry guidance in order to gain recognition as a leader in the space.

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

Our clients are subject to state and federal law as it relates to cannabis growth, processing, and sale. 36 U.S. states have legalized cannabis in some form. The federal government regulates drugs through the Controlled Substances Act (CSA) (21 U.S.C. § 811), which does not recognize the difference between medical and recreational use of cannabis. State laws regulating cannabis are in direct conflict with the CSA, which prohibits cannabis use and possession. Although certain states and territories authorize medical or recreational cannabis cultivation, manufacturing, production, distribution, and sales by licensed or registered entities, under federal law, the cultivation, manufacture, distribution, possession, use, and transfer of cannabis and any related drug paraphernalia, unless specifically exempt, is illegal and any such acts are criminal acts under the CSA.

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

Patents and Trademarks

We primarily rely upon a combination of confidentiality procedures, contractual provisions, copyright, trademark, patent, and trade secret laws, and other similar measures to protect our proprietary information and intellectual property.

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

We and our wholly-owned subsidiaries hold 15 trademarks in the United States, principally related to Akerna, MJ Freeway, Leaf Data Systems, our Daily Dose mailer, Solo*ID and our logos and designs, 7 in Canada, principally related to Ample, AmpleCentral, AmpleData, AmpleExchange and Ample’s logos and designs and 1 in Colombia, 1 in Jamaica and 1 on EUIPO related to Ample’s logo and designs.

Employees

As of December 31, 2020, we had 144 full time employees. Of these employees, 99 are based in the United States and 45 are based in Canada. Our workforce is highly educated, with most of our employees working in engineering, technical, or professional roles. None of our employees are a member of a union or a party to any collective bargaining agreement. We believe our employee relations are good.

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

Available Information

We make available, free of charge, on or thorough our website, at www.akerna.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Transition Report on Form 10-K.

Item 1A. Risk Factors.

In addition to the other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected.

Risks Relating to Our Financial Condition and Operating History

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception in 2010. We have experienced net losses of approximately $17.0 million, $16.4 million and $12.4 million for the six months period ended December 31, 2020,  and years ended June 30, 2020 and June 30, 2019, respectively. These losses have been due to the substantial investments we have made to develop our monitoring and compliance platforms and related software, market these products to government regulatory agencies and commercial businesses and growing our infrastructure to support the increased business. We expect to continue to invest in the further development of our platforms, software, and related product offerings and to grow both our government regulatory and commercial business client base. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, product development costs, and general and administrative costs and, therefore, our operating losses will continue or even increase at least through the near term. In addition, because we are now a public company, we will incur significant legal, accounting, and other expenses that MJF did not incur as a non-public company. Furthermore, to the extent that we are successful in increasing our client base, we will also incur increased expenses because costs associated with generating and supporting client agreements are generally incurred upfront, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

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

Table of Contents

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

The current COVID-19 pandemic is creating extensive disruptions to the global economy. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, we may experience adverse effects on our operations. Specifically, if our clients are forced to reduce business hours or close their businesses for an extended period of time or if their customer base experiences financial hardship, our clients may experience a sharp decline in revenue and be unable to meet their obligations to us under existing agreements or be unwilling to extend their agreements past current terms, which may adversely impact our financial results. Further, we may experience a decrease in new clients due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of COVID-19. As governments are focused on relief efforts and fiscal stimulus measures, important legislation to expand or clarify certain existing or new markets for our products may be postponed or abandoned, which may adversely impact our results. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to operate our business as currently contemplated, which may adversely affect our liquidity and working capital. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this registration statement, such as those relating to our operations and financial condition. Due to the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. Through December 31, 2020, we have experienced delays in our consulting projects and the corresponding delay in revenue recognition for such projects, which we believe could be the result of government shutdowns and other regulatory uncertainty surrounding COVID-19.

Risks Related to the Cannabis Industry

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

Marijuana remains illegal under United States federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act, or CSA, and is illegal under federal law. It remains illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 a.1. states that it shall be unlawful to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our clients’ inability to proceed with their operations, which would adversely affect demands for our products.

Uncertainty of federal enforcement

On January 4, 2018, former Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Former Attorney General Sessions issued a memorandum to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. The current Attorney General, Merrick Garland, has not indicated any change in enforcement priority for state-compliant marijuana businesses, however, substantial uncertainty regarding federal enforcement remains. Regardless, the federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memorandum does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the federal government will not enforce such laws in the future. As a result, it is now unclear if the DOJ will seek to enforce the CSA against those users and suppliers who comply with state marijuana laws.

In 2014, Congress passed a spending bill, or the 2015 Appropriations Bill, containing a provision , or the Appropriations Rider, blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider provided a budgetary constraint on the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the DOJ maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. However, the Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOL cannot prosecute medical marijuana operators complying strictly with state medical marijuana laws. Additionally, the Appropriations Rider must be re-enacted every year. The Appropriations Rider was renewed on December 20, 2019 through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020, continued re-authorization of the Appropriations Rider cannot be guaranteed. Subsequently, the Appropriations Rider was extended through a series of stopgap spending bills on October 1, December 11, December 18, December 20 and December 22, 2020.  On December 27, 2020 the Appropriations Rider was included in the fiscal year 2021 omnibus spending bill and will remain in effect through September 30, 2021.  If the Appropriation Rider is not extended in the future, the risk of federal enforcement and override of state medical marijuana laws would increase.

Despite the rescission of the Cole Memorandum, the Department of the Treasury, Financial Crimes Enforcement Network, has not rescinded the “FinCEN Memo” dated February 14, 2014, which de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and marijuana-related businesses which utilize them. This memo appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for us and our clients and potential clients to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

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

Banking regulations could limit access to banking services and expose us to risk

Our receipt of payments from clients engaged in state-legal cannabis operations could also subject us to the consequences of a variety of federal laws and regulations that involve money laundering, financial record keeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) and any related or similar rules, regulations or guidelines, issued, administered or enforced by the federal government. Since we fund from activities that are illegal under the CSA, banks and other financial institutions providing services to us risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the Bank Secrecy Act, among other applicable federal statutes. Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of federal laws and regulations governing financial institutions. The inability to open bank accounts may make it difficult for us or our clients to operate and our client’s reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry and we may experience similar difficulties in obtaining and maintaining regular banking and financial services because of the activities of our clients.

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

The cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted. While we have attempted to identify any risks specific to the cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this Transition Report, which could materially and adversely affect our business and financial performance. We expect that the cannabis market and our business will evolve in ways that are difficult to predict. For example, it is anticipated that over time, we will reach a point in most markets where we have achieved a market penetration level in which new client acquisitions are less productive, and the continued growth of our revenue will require more focus on increasing the rate at which existing clients purchase products and services across our platforms. Our long-term success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the cannabis industry, our operations could be adversely affected.

Risks related to Our Business

A significant portion of our business is and is expected to be, from government contracts, which present certain unique risks.

Contracts for the Leaf Data Systems with government agencies in Pennsylvania, Washington, and Utah represented 25% and  39% of our revenue for the six months ended December 31, 2020 and fiscal year ended June 30, 2020, respectively. In order to obtain a government contract for the Leaf Data Systems, we are required to follow a competitive bidding process in each state where we seek a contract. Government contracts have very specific compliance requirements that often require contractors to invest material time and money to prepare a bid to ensure that our technology, processes, and staff meet these specific requirements. After expenditures of such time and money, there is no assurance that the bid will result in an award of a contract. Further, even if a contract is awarded, there are strict procedures that government agencies follow when it comes to reimbursement of the costs incurred in the course of fulfilling contracts. Accordingly, it is possible that some or all costs might not be reimbursed under a government contract as contemplated by us.

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

There also is typically a longer window of liability under government contracts than private contracts, and the government can seek claims after the contract has ended and payments under the contract have been made. The terms of government contracts may also require the sharing of proprietary information, processes, software, and product development efforts with the government. Additionally, government employees are required to follow certain protocols to ensure there is no appearance of impropriety in the bidding process. As a result, bidders on government contracts must ensure that there is no appearance of favoritism, gift-giving, bribery, or the exertion of other influences in the bidding process. Any finding of the same can result in fines to the bidder and cancellation of contracts. The applicable state government generally has the ability to terminate our contract, in whole or in part, without prior notice, for convenience or for default based on performance. If a government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. The state government also has the ability to stop work under a contract for a limited period of time for its convenience.

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

Risks related to Intellectual Property

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

Risks related to Our Charter Documents

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

The conversion of our outstanding senior secured convertible notes, issued on June 9, 2020, could result in the issuance of a significant number of shares of our common stock. Currently, the $7.9 million principal amount of convertible notes is convertible at a price of $11.50 per share, which would result in the issuance of 683,760 shares of our common stock upon the conversion of the convertible notes in full. At the option of Akerna, the installment payments on the convertible notes can be converted into shares of common stock of Akerna at a price per share equal to the lower of (i) the conversion price then in effect, or (ii) the greater of (x) the floor price of $1.92 and (y) 90% of the lower of (A) the volume-weighted average price of the common stock as of the trading day immediately preceding the applicable date of determination and (B) the quotient of (I) the sum of the volume-weighted average price of the common stock for each of the two (2) trading days with the lowest volume-weighted average price of the common stock during the ten consecutive trading day period ending on and including the trading day immediately prior to the applicable date of determination, divided by (II) two.

Due to the variable nature of the adjustments of installment conversion prices and the formula that sets certain conversion prices of these securities based on a discount to the then-current market price, we could issue up to 4,095,435 shares of common stock upon conversion of the convertible notes at the floor price, which may result in significant dilution to our stockholders and could negatively impact the trading price of our common stock.

Our obligations to the holders of our convertible notes are secured by a security interest in substantially all of our assets, if we default on those obligations, the convertible note holders could foreclose on our assets.

Our obligations under the senior secured convertible notes, issued on June 9, 2020, and the related transaction documents are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under such convertible notes, the collateral agent on behalf of the holders of the convertible notes could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of your investment.

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

The holders of the convertible notes have certain additional rights upon an event of default under such convertible notes, which could harm our business, financial condition, and results of operations and could require us to reduce or cease our operations.

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

The exercise of any of these rights upon an event of default could substantially harm our financial condition, substantially dilute our other shareholders and force us to reduce or cease operations and investors may lose all or part of their investment.

Risks Relating to Our Common Stock

We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute investors' ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of common stock.

Any additional financing that we secure, may require the granting of rights, preferences, or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event, may have a dilutive impact on stockholders' ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt, subject to the limitations imposed by our current outstanding convertible notes, or the issuance or sale of other securities or instruments senior to our shares of common stock. We cannot be certain how the repayment of our convertible notes will be funded and we may issue further equity or debt in order to raise funds to repay the promissory notes, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our shares of common stock and stockholders may lose all or part of their investment.

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

The market price of our shares of common stock is particularly volatile given our status as a relatively new public company with a generally small and thinly traded public float, which could lead to wide fluctuations in our share price. Stockholders may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses to them.

The market for our shares of common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors, including the fact that our shares are thinly traded relative to larger, more established companies. The price for our shares of common stock could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand. Currently, there are public warrants to purchase 5,813,804 shares of our common stock at $11.50 per share and a $7.9 million in principal amount of convertible notes convertible at a price of $11.50 per share, which if exercised or converted and sold into the open market could cause our stock price to decline. In addition, because we may be considered a speculative or “risky” investment due to our lack of profits to date, certain investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of common stock on the market more quickly and at greater discounts, thus resulting in a rapid downward decline in the price of our common stock. Many of these factors are beyond our control and may decrease the market price of our shares of common stock, regardless of our operating performance.

The market price of our common stock is still likely to be highly volatile and subject to wide fluctuations, and stockholders may be unable to resell shares of common stock at or above the price at which they are acquired.

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

General Risks

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

Our management has identified material weaknesses in our internal controls over financial reporting and has concluded that due to such material weaknesses, our internal controls over financial reporting (including disclosure controls and procedures) were not effective as of December 31, 2020. If not remediated, our failure to establish and maintain effective disclosure controls and procedures over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

We may be impacted by business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires. An outbreak of any of the foregoing or fear of any of the foregoing could adversely impact us by disrupting the operations of our clients, which could result in delayed payments, non-renewal of contracts, and other adverse effects on the market for our products or by causing product development and implementation delays and disruptions (including as a result of government regulation and prevention measures). We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results, and financial condition.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters are located in Denver, Colorado with additional facilities in Toronto, Canada. We lease all of our facilities, and we do not own any real property. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space would be available to us to lease on commercially reasonable terms if and when we need it.

Item 3. Legal Proceedings.

From time to time, we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On December 4, 2020, TechMagic USA LLC filed suit against our wholly-owned subsidiary, Solo, in Massachusetts Superior Court, Department Business Litigation, seeking recovery of up to approximately $1.07 million for unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 by and between TechMagic and Solo. Based upon our review of the complaint, we believe that we have meritorious defenses to TechMagic’s claims. See "Commitments and Contingencies" under Note 13 to our consolidated financial statements included elsewhere in this Form 10-K for a further discussion of our current legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Warrants

Our common stock and warrants have been listed on the Nasdaq Capital Market since June 19, 2019 under the symbols “KERN” and “KERNW”, respectively.

Holders

As of December 31, 2020, we had 158 holders of record of our common stock and 6 holders of record of our warrants. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the six months ended December 31, 2020, were previously reported in our Current Reports on Form 8-K.

Repurchase of Securities

During the six months ended December 31, 2020, neither we nor any of our affiliates repurchased shares of our common stock or warrants registered under Section 12 of the Exchange Act.

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

Restricted stock constitutes issued and outstanding shares of common stock for all corporate purposes. The holder will have the right to vote such restricted stock and to exercise all other rights, powers and privileges of a holder of common stock with respect to such restricted stock, subject to certain limited exceptions. Upon the expiration of the restriction period with respect to each award of restricted stock and the satisfaction of any other applicable restrictions, terms and conditions, all or part of such restricted stock shall become vested in accordance with the terms of the agreement. Any restricted stock that does not vest shall be forfeited to Akerna and the holder shall not thereafter have any rights with respect to such restricted stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights or vesting of restricted stock units (column - a)	Weighted- average exercise price of outstanding options, warrants and rights or vesting of restricted stock units (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2019 - Equity compensation plan approved by security holders	694,512	$—	735,159
Total	694,512	$—	735,159

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended June 30, 2020 and 2019, and the transition period ended December 31, 2020 and 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this transition report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” above.

Akerna is the leading provider of enterprise software solutions within the cannabis industry. By providing an integrated ecosystem of applications and services that enables compliance, regulation, consumer safety and taxation, Akerna is building the technology backbone of the cannabis industry. Our solutions provide clients with integrated security, transparency, and scalability capabilities, all while maintaining compliance with their governing regulations.

We intend to leverage our scale and capital markets access to pursue additional growth through organic initiatives and to pursue our ecosystem strategy which leverages integrations, partnerships, and inorganic growth.  We believe having a scaled ecosystem gives us more opportunities to leverage our footprint and increase wallet share by providing more value to our clients through having what we believe is the most robust cannabis technology suite available. We intend to pursue additional growth through organic initiatives, including increased marketing personnel and resources, acquisitions, and strategic relationships. we will continue scaling our platform for continued growth, adding new features and functionality, supporting new products and content types, and improving the user experience.

We offer our software solutions to our customers as a subscription-based service. Subscription fees are based upon the chosen package which includes differentiated platform capabilities, support and user accounts. As customers recognize the value of our platform, we increasingly engage with them to facilitate broad adoption across other parts of their business.

We believe having a scaled ecosystem gives us more opportunities to leverage our footprint and increase wallet share by providing more value to our clients through having what we believe is the most robust cannabis technology suite available. In order to accelerate customer growth, we intend to pursue additional initiatives, including increased marketing personnel and resources, acquisitions, and strategic relationships. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.

We have invested in professional services, customer support and customer success functions to support our sales force by helping customers successfully deploy our platform. We actively engage with our customers to assess whether they are satisfied and fully realizing the benefits of our platform. While these efforts often require a substantial commitment and upfront costs, we believe our investment in product, customer support, customer success and professional services will create opportunities to expand our customer relationships over time.

We plan to continue to make investments in areas of our business to continue to expand our platform functionality to enhance current offerings and build new features.

In July 2020, we completed our acquisition of Ample which is reflected in the consolidated financial statements for the transition period ended December 31, 2020.  The impact of the acquisition is discussed in our results of operations below.

In December 2020, we vacated certain leased offices in the U.S. following the dislocation of our workforce because of the COVID-19 pandemic.  As a result, we recorded a charge of $0.4 million to recognize the expense associated with the early lease termination.

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

The COVID-19 pandemic impacted our clients’ business and the industry. Nearly every state and country declared access to medical and adult use cannabis essential, which we believe is a significant shift in sentiment. Our clients also have experienced increased consumer demand throughout the year, including during the pandemic. We believe COVID-19 has accelerated consolidation in the cannabis industry. At the peak of the crisis, cannabis companies lost on average 75% to 90% of their value, however, industry sales in 2020 increased 71% over 2019. One year after the lock-down in the United States, we are seeing consumers spending, on average, between 25-30% more per purchase, further demonstrating the adoption and acceptance of cannabis. As we move towards economic recovery from the pandemic, more state governments are looking to cannabis legalization to generate tax revenue and create jobs. During the November 2020 election, a total of 7 initiatives in 5 states passed with overwhelming majority support, showing increased bi-partisan support. These initiatives bring the total number of states with legal, medical markets to 37 and adult-use markets to 15, plus Washington, DC. Sixteen additional states have pending legislation aimed at expanding or adding legalization to their markets. In terms of job creation, over 77,000 jobs were added to the cannabis workforce in 2020, raising the total number of full-time equivalent jobs in the industry to 321,000.

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

Strategic Acquisitions

We have pursued and expect to continue to pursue acquisitions that align with our strategic objectives to build relevant content, technology, and expertise to best serve our current and future customers. Accordingly, the comparability of periods covered by our financial statements are, and in the future may be, affected by the impact of these acquisitions.

Components of Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 86%, 74%, 79.3% and 76.3% of our revenue for the six months ended December 31, 2020 and 2019, and years ended June 30, 2020 and 2019, respectively.  Revenue from consulting services comprised approximately 12%, 24%, 18.9% and 21.3% of our revenue for the six months ended December 31, 2020 and 2019, and years ended June 30, 2020 and 2019, respectively.

Software. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, Ample and Trellis, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. Software contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year, although we do have some multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

Consulting Services. Consulting services revenue is generated by providing solutions for operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses. Accordingly, we expect our consulting services to continue to grow as more states emerge with legalization reforms.

Other Revenue. Our other revenue is derived primarily from point-of-sale hardware and other non-recurring revenue.

Cost of Revenue and Operating Expenses

Cost of Revenue

Our cost of revenue is derived from direct costs associated with operating our commercial and government regulatory software platforms and providing consulting services. The cost of revenue for our commercial and government regulatory platforms relates primarily to hosting and infrastructure costs and subcontractor expenses incurred in connection with certain government contracts. Consulting cost of revenue relates primarily to our employees’ and consultants’ salaries and other related compensation expenses. We record the cost of revenue using the direct cost method. This method requires the allocation of direct costs including support services and materials to the cost of revenue.

Product Development Expenses

Our product development expenses include salaries and benefits, nearshore contractor expenses, technology expenses, and other overhead related to the ongoing maintenance of our commercial and government regulatory software platforms and planning for new software development. Product development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs. We devote substantial resources to enhancing and maintaining our technology infrastructure, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology.

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

We defer the portion of sales commissions that is considered a cost of obtaining a new contract with a customer in accordance with the revenue recognition standard and amortize these deferred costs over the period of benefit, currently one year. We expense the remaining sales commissions as incurred. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel.

General and Administrative Expenses

Our general and administrative expenses include salaries and benefits and other costs of departments serving administrative functions, such as executives, finance and accounting, human resources, public relations and investor relations. In addition, general and administrative expense includes non-personnel costs, such as professional fees and other supporting corporate expenses not allocated to cost of revenue, product and development or sales and marketing. These expenses have grown over time, due to our investments in personnel, technology and other infrastructure as we continue to position ourselves for growth both organically and through strategic acquisitions. Additionally, there is a cost of compliance as a publicly traded company, which we expect to continue.

Total Other (Income) Expense, Net

   Total other (income) expense, net consists of interest income on cash and cash equivalents, quarterly remeasurement of the fair value of our convertible notes, foreign currency gains and losses, and other nonoperating gains and losses.

Results of Operations for the Six Months Ended December 31,2020 (audited) compared with the Six Months Ended December 31, 2019 (Unaudited)

The following table highlights the various sources of revenues and operating expenses for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019 :

	Six Months Ended December 31,		Change Period over period
	2020 (unaudited)	2019 (unaudited)
Revenue
Software	$6,766,985	$4,802,654	$1,964,331	41%
Consulting	916,099	1,556,363	(640,264)	(41)%
Other revenue	141,700	140,076	1,624	1%
Total revenue	7,824,784	6,499,093	1,325,691	20%

Cost of revenue	3,141,041	2,994,940	146,101	5%
Gross profit	4,683,743	3,504,153	1,179,590	34%

Operating Expenses
Product development	3,166,088	1,234,403	1,931,685	156%
Sales and marketing	3,928,028	3,725,012	203,016	5%
General and administrative	4,435,067	4,655,207	(220,140)	5%
Depreciation and amortization	2,007,237	104,667	1,902,570	nm
Impairment of long-lived assets	6,887,000	—	6,887,000	nm
Total operating expenses	20,423,420	9,719,289	10,704,131	110%

Loss from operations	(15,739,677)	(6,215,136)	$(9,524,541)	153%

nm – percentage change not meaningful

Total Revenue

Total revenue increased to $7.8 million for the six months ended December 31, 2020 from $6.5 million for the six months ended December 31, 2019, an increase of $1.3 million, or 20%. The increase in total revenue was driven primarily by growth in our software business of $2.0 million, or 41% compared to the prior period.  The growth in software was offset by a decline in consulting revenue of $0.6M, or 41%, primarily a result of government shut-down related to COVID-19 as discussed below.

Software Revenue

Total software revenue increased to $6.8 million for the six months ended December 31, 2020 from $4.8 million for the six months ended December 31, 2019, for an increase of $2.0 million, or 41%. Total software revenue increased $2.8 million primarily as a result of the acquisition of Ample, Trellis and Solo, offset by a decline in government revenue of $0.4 million, primarily as a result of  these contracts maturing to a run-and-maintain mode, and a decline in other software revenue of $0.4 million. Total software revenue accounted for 86% and 74% of total revenue for the six months ended December 31, 2020, and 2019, respectively.

Consulting Revenue

Consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $0.9 million for the six months ended December 31, 2020 compared to $1.6 million for the six months ended December 31, 2019, a decrease of $0.6 million, or 41%. This decrease is mainly due to the impact of COVID-19. Consulting services are also correlated to state legalizations and other regulatory expansion activity. As a result, individual year-over-year comparisons may experience variability depending on the timing of recent legislative changes. During the COVID-19 pandemic and resulting shut-down, state legislatures have turned their focus to the pandemic and tabled work on cannabis legislation, which resulted in delays in our providing consulting services during the six months ended December 31, 2020. However, many state ballot initiatives were passed in the November 2020 election that provides for new medical or adult-use marijuana. We expect, despite the slowing of our consulting activity experienced during the pandemic, we will see increased demand for our services following the November 2020 election. As a sign consulting revenue is starting to rebound from the impacts of the COVID-19 pandemic, consulting revenue increased to $0.6 million for the three months ended December 31, 2020 from $0.3 million for the three months ended September 30, 2020, an increase of $0.3 million, or 100%.

Consulting revenue was 12% and 24% of total revenue for the six months ended December 31, 2020 and 2019, respectively. Due to the nature of consulting revenue and our dependence on emerging market activity as well as the ongoing pandemic as a driver of demand, the quarters in which we recognize consulting revenue has varied from year to year depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware. Other revenue was $0.1 million for the six months ended December 31, 2020 and $0.1 million for the six months ended December 31, 2019. Other revenue was 2% and 2% of total revenue for the six months ended December 31, 2020 and 2019.

Cost of Revenue

Cost of revenue increased to $3.1 million for the six months ended December 31, 2020 from $3.0 million for the six months ended December 31, 2019, for an increase of $0.1 million, or  5%. Total cost of revenue increased $0.4 million as a result of the acquisition of Ample, Trellis and Solo, offset by a decline in professional services costs of $0.3 million due to declining use of third-party consulting firms for  our government solution as a result of  these contracts maturing to a run-and-maintain mode.

Gross Profit

Gross profit increased to $4.7 million for the six months ended December 31, 2020 from $3.5 million for the six months ended December 31, 2019, for an increase of $1.2 million, or 34%. Gross margin increased to 60% for the six months ended December 31, 2020 from 54% for the six months ended December 31, 2019. Total gross profit increased $2.6 million as a result of the acquisition of Ample, Trellis and Solo, offset by the decline in consulting revenue of $0.6 million, a decline government revenue of $0.4 million, primarily as a result of  these contracts maturing to a run-and-maintain mode and a decline in other software revenue of $0.4 million.

Operating Expenses

Product Development

Product development expense increased to $3.2 million for the six months ended December 31, 2020 from $1.2 million for the six months ended December 31, 2019, for an increase of $1.9 million, or 156%. The increase was due primarily to $1.3 million in employee-related costs from higher headcount and other operating cost related to acquisitions. Stock compensation expense increased $0.4 million compared to the prior period.  Software costs increased $0.3 million primarily a result of additional investment in information technology security and reporting tools and software hosting costs, including data infrastructure.

Sales and Marketing

Sales and marketing expense increased to $3.9 million for the six months ended December 31, 2020 from $3.7 million for the six months ended December 31, 2019, for an increase of $0.2 million or 5%. Total sales and marketing expense increased $0.8 million as a result of the acquisition of Ample, Trellis and Solo, offset by a decline other sales and marketing expense of $0.6 million primarily a result of decreased travel costs and a reduction in customer event spend due primarily to cancelling all in-person customer activities and events as a result of the COVID-19 pandemic.

General and Administrative

General and administrative expense decreased to $4.4 million for the six months ended December 31, 2020 from $4.7 million for the six months ended December 31, 2019, for a decrease of $0.2 million, or 5%. Total general and administrative expense increased $0.6 million as a result of the acquisition of Ample, Trellis and Solo. Bad debt expense decreased $0.6 million during the six months ended December 31, 2020, as compared to the six months ended December 31, 2019, due to our improvement in the overall quality of our revenue and client portfolio, and the enhancement of our sales and marketing team which has resulted in a steady decline in the number and amount of delinquent accounts. We recorded a benefit of $1.0 million to reflect the estimated fair value of contingent consideration paid for our acquisition of Trellis and Ample. During 2020, we vacated certain leased offices in the U.S. following the dislocation of our workforce because of the COVID-19 pandemic. As a result, we recorded a restructuring charge of $0.4 million, which was recorded in general and administrative expenses. Stock compensation expenses increased $0.3 million for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.0 million for the six months ended December 31, 2020 from $0.1 million for the six months ended December 31, 2019. Amortization expense increased entirely as a result of acquired intangible assets from our acquisitions completed in calendar 2020.

Impairment of long-lived assets

As a result of delays in executing on strategic initiatives related to acquisitions completed in calendar 2020 we recorded a $6.9 million impairment adjustment during the six months ended December 31, 2020. There were no similar charges during the six months ended December 31, 2019. A goodwill impairment charge of $4.2 million was recorded related to our Ample reporting unit and an intangible asset charge of $2.7 million was recorded for intangible assets acquired from our Solo transaction (see Note 6 – Goodwill and Intangible Assets, Net to the consolidated financial statements for further discussion on the impairments recorded).

Results of Operations for the Year Ended June 30, 2020 compared with the Year Ended June 30, 2019

	Year Ended June 30,		Change Period over period
	2020	2019
Revenue
Software	$9,976,580	$8,256,492	$1,720,088	21%
Consulting	2,379,947	2,307,129	72,818	3%
Other revenue	216,749	259,498	(42,749)	(16)%
Total revenue	12,573,276	10,823,119	1,750,157	16%

Cost of revenue	6,209,724	4,633,844	1,575,880	34%
Gross profit	6,363,552	6,189,275	174,277	3%

Operating Expenses
Product development	3,206,310	5,565,097	(2,358,787)	(42)%
Sales and marketing	7,792,480	7,498,114	294,366	4%
General and administrative	11,320,715	5,638,408	5,682,307	(101)%
Depreciation and amortization	1,315,898	—	1,315,898	nm
Total operating expenses	23,635,403	18,701,619	4,933,784	26%

Loss from operations	$(17,271,851)	$(12,512,344)	$(4,759,507)	38%

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

Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures with their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.

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

We define EBITDA as net loss before interest income and expense and changes in fair value of convertible notes, provision for income taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	Impairment of long-lived assets, because it’s a non-cash, non-recurring item, which effects the comparability of results of operations and liquidity;
●	share-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations that are required to be expensed as incurred in accordance with GAAP, because business combination related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with capital market transactions and excluded from EBITDA;
●	restructuring costs because we believe these costs are not representative of operating performance;
●	equity in earnings (losses) of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years; and
●	other non-operating expenses which includes a one-time gain on asset sale, which effects the comparability of results of operations and liquidity.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Six Months Ended December 31,		Year Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Loss	$(16,966,149)	$(6,090,027)	$(16,384,104)	$(12,403,215)

Interest expense	198,195	—	3,734	—
Interest income	(5,111)	(125,239)	(160,412)	(91,239)
Change in fair value of convertible notes	961,273	—	(776,000)	—
Depreciation and amortization	2,007,237	104,667	1,315,898	—
Income tax provision	200	—	30,985	—
EBITDA	$(13,804,355)	$(6,110,599)	$(15,969,899)	$(12,494,454)

Impairment of long-lived assets	6,887,000	—	—	—
Stock-based compensation expense	1,197,589	492,650	1,166,130	3,884,110
Business combination and merger related costs	1,094,503	733,867	2,979,228	1,080,870
Non-recurring financing fee	139,594	—	1,177,390	—
Restructuring charges	490,146	—	—	—
Changes in fair value of contingent consideration	(993,000)	—	(998,000)	—
Equity in losses of investee	12,643	—	3,692	—
Other non-operating expenses	59,273	130	—	—
Adjusted EBITDA	$(4,916,607)	$(4,883,952)	$(11,641,459)	$(7,529,474)

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $17.8 million, excluding restricted cash. We had a working capital balance of $6.8 million as of December 31, 2020, compared to a working capital balance of $16.0 million and $21.8 million as of June 30, 2020 and 2019 respectively. The decrease in working capital is primarily due to our issuance of the Convertible Notes, $10.6 million of which are payable in the next 12 months.

Since our inception, we have incurred recurring operating losses, used cash from operations, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the six months ended December 31, 2020, we incurred a loss from operations of $15.7 million and used cash in operations of $8.9 million. During this same period, we incurred a number of one-time, non-recurring expenses of approximately $1.6 million. These expenses include business combination expenses, restructuring, and other non-recurring charges.

During the six months ended December 31, 2020, we implemented a number of cost reduction initiatives reducing costs and identifying cost savings that we expect to result in annual savings of an additional $3.0 million to $4.0 million, primarily a result of a reduction in workforce. On December 23, 2020, we entered into waivers with all the holders of our outstanding senior secured convertible notes. We  may now elect, to pay installment amounts under the Notes prior to April 1, 2021, by issuing shares of common stock pursuant to installment conversions or by paying cash. On February 2, 2021, we  agreed, in connection with the Company’s installment notice for the February 1, 2021 installment amount, to increase the installment amount for February 1, 2021, in the aggregate, by $4,400,000. From February 11, 2021 through March 10, 2021, we issued shares of common stock of Akerna to the holders of Akerna’s convertible notes upon conversion of installment amounts. As of March 31, 2021, the principal balance of the senior secured convertible notes was $7.5 million.

After considering all available evidence, we determined that, due to our current positive working capital, our ability to repay our senior secured convertible note with shares of our common stock, and our initiatives to reduce operating expenditures, that we have sufficient working capital to sustain operations for a period of at least twelve months from the date that our December 31, 2020 financial statements were issued. Management will continue to evaluate our liquidity and capital resources.

In the event we require additional liquidity, we can further reduce or defer expenses. More specifically, we could implement certain discretionary cost reduction initiatives relating to our spending on employee travel and entertainment, consulting costs and marketing expenses, negotiate deferred salary arrangements, furlough employees or reduce headcount or negotiate extensions of payments of rent and utilities.  We also believe it has access to capital through future debt or equity offerings and could be successful in renegotiating the maturity dates or conversion option relating to its current outstanding notes payable, although no assurance can be provided that we would be successful in these efforts.  Further, the potential continues to exist that our $2 million PPP loan could be forgiven.

Cash Flows

             Our cash and restricted cash balance were $18.3 million and $19.3 million as of December 31, 2020 and 2019, respectively and $24.7 million and $22.4 million as of June 30, 2020 and 2019 respectively. Cash flow information are as follows:

	Six Months Ended December 31,		Year ended June 30,
	2020	2019	2020	2019
Cash provided by (used in):		(unaudited)

Operating activities	$(8,705,738)	$(5,884,210)	$(14,347,652)	$(9,048,595)
Investing activities	(7,139,047)	(1,449,247)	(3,598,084)	18,843,483
Financing activities	9,532,380	4,247,065	20,234,275	10,000,000
Effect of change in exchange rates on cash and restricted cash	(2,783)	—	—	—
Net (decrease) increase in cash and restricted cash	$(6,315,188)	$(3,086,392)	$2,288,539	$19,794,888

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products and our consulting practice. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, stock-based compensation, deferred income taxes, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities totaled $8.7 million during the six months ended December 31, 2020, as a result of the net loss from operations of $9.0 million, described above, partially offset by the effect of the timing of cash received from clients relative to when we recognize revenue. Changes in operating assets and liabilities related to decreases in accounts receivable, increases in prepaid expenses and other assets, partially offset by decreases in accounts payable and deferred revenue. Net cash used in operating activities during the six months ended December 31, 2019, was $5.9 million, as a result of net loss from operations and the timing of cash received from clients relative to when we recognize revenue.

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

Investing Activities

Our primary investing activities have consisted of capitalization of internal-use software necessary to deliver significant new features and functionality in our platform which provides value to our customers. As our business grows, we expect our capital expenditures to continue to increase. Other investing activities include cash outflows related to purchases of property and equipment, and from time-to-time, the cash paid for asset and business acquisitions.

Net cash used in investing activities totaled $7.1 million during the six months ended December 31, 2020, as a result of net cash paid as consideration for the Ample acquisition and amounts invested in the development of our software products. Net cash used by investing activities during the six months ended December 31, 2019, was $1.4 million as a result of amounts invested in the development of our software products.

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

Financing Activities

Our financing activities have consisted primarily of proceeds from issuance of our common stock, issuances of convertible debt and proceeds from the exercise of warrants.

Net cash provided by financing activities totaled $9.5 million during the six months ended December 31, 2020 and represents cash proceeds of $11.0 million from common stock offering that closed on October 30, 2020, partially offset by $1.5 million  in payments on financing obligations. Net cash provided by financing activities totaled $4.2 million during the six months ended December 31, 2019 and represents the proceeds from the exercise of warrants.

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

Stock Offering

On October 28, 2020, we entered into subscription agreements with certain investors (the “Investors”) relating to the sale and issuance by us of up to 5,000,000 shares (the “Shares”) of common stock of the Company, par value $0.0001, at a price of $2.40 per share (the “Offering”). The Shares may be transferred immediately upon issuance.

In addition, on October 28, 2020, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the Company’s agent for the sale of the Shares to the public in the Offering on a best efforts basis. The Company agreed to pay the Placement Agent a cash fee equal to 7% of the gross proceeds from the Offering and to reimburse the Placement Agent for up to $60,000 of its reasonable out-of-pocket expenses.

The Offering closed on October 30, 2020. The Placement Agency Agreement contains customary representations, warranties and covenants of the Company and provides that the Company will indemnify the Placement Agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or to reimburse the Placement Agent for payments that the Placement Agent may be required to make because of such liabilities.

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

Waiver

On December 23, 2020,we entered into waivers with all the Holders of its outstanding senior secured convertible notes issued on June 9, 2020 (the “Notes”), pursuant to which the Company and the Holders, separately and not jointly, agreed to waive certain terms and conditions of the Notes as follows:

•

The Holders irrevocably waived the last sentence of Section 8(a) of the Notes requiring that all installment amounts payable under the Notes prior to April 1, 2021 be paid in cash pursuant to installment redemptions. The Company may now elect, in its sole discretion, to pay installment amounts under the Notes prior to April 1, 2021, by issuing shares of common stock pursuant to installment conversions or by paying cash pursuant to installment redemptions, in each case in accordance with the existing terms of the Notes.

•

The Company irrevocably waived the prohibition on acceleration of installment amounts in Section 8(e) of the Notes solely in relation to the Installment Amount for January 4, 2020, to permit the Holders to accelerate the January 4, 2021 installment amount, in whole or in part, to one or more acceleration dates from December 24, 2020 through to and including January 4, 2021, as elected by each Holder pursuant to Section 8(e) of the Notes.

•

The Company and the Holders agreed that the Company may irrevocably waive the installment scheduled principal amount for any installment date by setting forth in the installment notice for that installment date an installment amount greater than the installment scheduled principal amount due and payable on the next installment date. Each Holder may then consent to all or a portion of such increased installment amount for such installment date by written confirmation no later than 4:00 p.m. New York time on the trading day immediately prior to such installment date. Any increased amount for an installment amount above the installment scheduled principal amount for such installment date will reduce the principal amount under the Notes.

On February 2, 2021, we and all the Holders, agreed, in connection with the Company’s installment notice for the February 1, 2021 installment amount, to increase the installment amount for February 1, 2021, in the aggregate, by $4,400,000 (the “Increased Installment Amount”), and the Holders elected to defer the Increased Installment Amount from February 1, 2021 to March 1, 2021, with the Increased Installment Amount and such deferral being effective as of January 31, 2021.

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

On June 17, 2019, the parties consummated the mergers. The merger consideration was paid in shares of our common stock, or the Consideration Shares, at a price equal to $10.16 per share. In total, 6,520,099 Consideration Shares were issued pursuant to the Merger Agreement. Immediately after giving effect to the mergers, we issued an additional 901,074 shares of common stock for an aggregate purchase price of $9.2 million in a private placement consummated in connection with the mergers.

 We received net proceeds of $18.8 million upon the consummation of the mergers and the private placement.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements and the related notes included in this Transition Report on Form 10-K are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Revenue Recognition

We generate revenue through the sale of our cloud-based software and the delivery of consulting services. Revenues are recognized when control of these services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We determine revenue recognition through the following steps:

•         Identification of the contract, or contracts, with a customer

•         Identification of the performance obligations in the contract

•         Determination of the transaction price

•         Allocation of the transaction price to the performance obligations in the contract

•         Recognition of revenue when, or as, we satisfy a performance obligation

We recognize subscription on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally twelve in duration, are billed in advance and are non-cancelable. We consider the access to our platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred. We record contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

Consulting revenue is recognized as the services are performed.

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

We determined that a two-to-five-year life is appropriate for our capitalized software based on our best estimate of the useful life of the software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, software will generally remain in use for a minimum of two to five years before being significantly replaced or modified to keep up with evolving client needs. While we do not anticipate any significant changes to this two-to-five-year estimate, a change in this estimate could produce a material impact on our financial statements. For example, if we received information that indicated the useful life of all software was one year rather than two to five, our capitalized software balance would materially decrease, and our expense would materially increase.

Stock-Based Compensation

Stock-based compensation for all employee and non-employee stock-based awards, including restricted stock units and restricted stock, is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units and restricted stock are calculated based on the fair value of our common stock on the date of grant.

Stock-based compensation expense is recognized over the requisite service periods of awards, which is typically one to four years for restricted stock units and restricted stock. The estimated forfeiture rate applied to employee awards is based on historical forfeiture rates. The estimated number of stock-based awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. A higher forfeiture rate will result in an adjustment that will decrease stock-based compensation expense, whereas a lower forfeiture rate will result in an adjustment that will increase stock-based compensation expense. We do not apply a forfeiture rate assumption to value non-employee awards, given the nature of the services provided.

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

Impairment of Goodwill and Acquired Intangible Assets

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds our implied fair value. Goodwill is evaluated for impairment annually on October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

Acquisition intangible assets consist primarily of technology, customer relationships and trade names. Purchased intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that acquisition intangible assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the amortizable long-lived assets in measuring whether they are recoverable. if the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value.

Determining if an impairment triggering event has occurred (which may include, but is not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows) requires significant management judgement.

Senior Secured Convertible Notes

We determined at the issuance of our Convertible Notes to elect the fair value option. At issuance, the carrying value of the Convertible Notes was recorded at estimated fair value calculated using probability weighted valuations of various settlement scenarios. The valuations of the various settlement outcomes were calculated using Monte Carlo simulation models and discounted cash flow models. We remeasure the Convertible Notes to estimated fair value on each reporting period using valuation techniques similar to those applied at issuance. The change in the fair value resulting from changes in instrument specific credit risk is recognized as other comprehensive income with the remainder of the change recognized in current earnings. We believe key estimates used in accounting for the Convertible Notes are the fair value at the reporting period end as well as the determination of the portion of the change resulting from instrument specific credit risk, including assumptions regarding the probability of various outcomes and the volatility of Akerna's common stock. A significant change in the probability weighting or the volatility could have a material impact to the carrying value of the Convertible Notes as well as the amount of change recognized during the period in earnings.

Recent Accounting Pronouncements

Please refer to Note 2 – “Summary of Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

The independent registered public accounting firm's report, consolidated financial statements listed in the “Index to Financial Statements” on page F-1 of this Transition Report are filed as part of this report and incorporated herein by this reference.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2020, we have not maintained effective internal control over financial reporting.

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

Notwithstanding the identified material weaknesses described above, management believes that the consolidated financial statements included in this Transition Report on Form 10-K are fairly presented in all material respects in accordance with GAAP, and our chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

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

We believe these actions will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. As of the date of this transition report on Form 10-K, we have experienced delays in our overall remediation plan as a result of the significant number of acquisition transactions which have occupied our accounting resources, delays from operational shifts due COVID-19 and the change in our fiscal year end. While no assurance can be provided, the Company believes it will make progress in remediating these weaknesses during 2021.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics, or the Code of Ethics, that applies to all of our employees, officers and directors of Akerna and our affiliated entities. The Code of Ethics is available on our website at www.akerna.com and we will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)	Financial Statements

Our audited consolidated balance sheets as of December 31, 2020, June 30, 2020 and  2019, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the transitional six months ended December 31, 2020 and December 31, 2019 (unaudited), along with the years ended June 30, 2020 and 2019, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, are filed herewith.

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

2.3	Arrangement Agreement dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on December 18, 2019)
2.4	Amendment to Arrangement Agreement dated February 28, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on March 3, 2020)
2.5	Amendment No. 2 to Arrangement Agreement dated May 26, 2020 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
2.6	Amendment No. 3 to Arrangement Agreement dated June 1, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
3.2*	Amended and Restated Bylaws
3.3	Certificate of Designation for the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
3.4*	Description of Securities
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
4.5	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
4.6	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
4.7	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
4.8	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Akerna on June 8, 2020)
9.1	Voting and Exchange Trust Agreement (incorporated by reverence to Exhibit 9.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
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

AKERNA CORP.

By:	/s/ Jessica Billingsley
	Name:	Jessica Billingsley
	Title:	Chief Executive Officer
	Date:	March 31, 2021

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jessica Billingsley	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
Jessica Billingsley

/s/ John Fowle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
John Fowle

/s/ Scott Sozio	Director	March 31, 2021
Scott Sozio

/s/ Matthew R. Kane	Director	March 31, 2021
Matthew R. Kane

/s/ Tahira Rehmatullah	Director	March 31, 2021
Tahira Rehmatullah

/s/ Mark Iwanowski	Director	March 31, 2021
Mark Iwanowski

AKERNA CORP.

Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2020, June 30, 2020 and 2019	F-3

Consolidated Statements of Operations for the Six Months Ended December 31, 2020 and 2019 (unaudited) and for the years ended June 30, 2020 and 2019	F-4

Consolidated Statements of Comprehensive Loss for the Six Months Ended December 31, 2020 and 2019 (unaudited) and for the years ended June 30, 2020 and 2019	F-5

Consolidated Statements of Changes in Equity for the Six Months Ended December 31, 2020 and for the years ended June 30, 2020 and 2019	F-6

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2020 (unaudited) and for the years ended June 30, 2020 and 2019	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Akerna Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akerna Corp. (the “Company”) as of December 31, 2020, June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the transitional six months ended December 31, 2020 and each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, June 30, 2020 and 2019, and the results of its operations and its cash flows for the transitional six months ended December 31, 2020 and each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue recognition due to the adoption of ASC 606, Revenue from Contracts with Customers, as amended, effective July 1, 2020, using the modified retrospective approach.

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

Los Angeles, CA

March 31, 2021

AKERNA CORP.

Consolidated Balance Sheets

	December 31,	June 30,	June 30,
	2020	2020	2019
Assets
Current assets:
Cash	$17,840,640	$24,155,828	$21,867,289
Restricted cash	500,000	500,000	500,000
Accounts receivable, net	1,753,547	1,861,534	1,257,274
Prepaid expenses and other current assets	2,458,727	1,215,341	577,674
Total current assets	22,552,914	27,732,703	24,202,237
Fixed assets, net	1,193,433	131,095	—
Investment, net	233,664	246,308	—
Capitalized software, net	3,925,739	2,629,304	—
Intangible assets, net	7,388,795	7,493,975	—
Goodwill	41,874,527	20,254,309	—
Other noncurrent assets	—	41,925	—
Total assets	$77,169,072	$58,529,619	$24,202,237

Liabilities and equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,188,576	$4,861,928	$1,818,116
Contingent consideration payable	—	389,000	—
Deferred revenue	843,900	368,685	624,387
Current portion of long-term debt	11,707,363	6,135,364	—
Total current liabilities	15,739,839	11,754,977	2,442,503
Long-term debt, less current portion	3,895,237	10,200,236	—
Total liabilities	19,635,076	21,955,213	2,442,503
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.0001; 5,000,000 shares authorized, none are issued and outstanding at December 31, 2020, June 30, 2020 and 2019	—	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of December 31, 2020, with $1.00 preference in liquidation and none authorized, issued and outstanding as of June 30, 2020; exchangeable shares, no par value, 2,667,349 shares issued and outstanding as of December 31, 2020, and none as of June 30, 2020 (See Note 4)	20,405,219	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized, 19,901,248 and 13,258,707, issued and outstanding at December 31, 2020 and June 30, 2020, respectively, and 10,589,746 shares authorized, issued and outstanding at June 30, 2019	1,990	1,321	1,059
Additional paid-in capital	95,090,883	72,906,924	47,325,421
Accumulated other comprehensive (loss) income	(91,497)	63,000	—
Accumulated deficit	(57,872,599)	(41,101,091)	(25,566,746)
Total stockholders’ equity	57,533,996	31,870,154	21,759,734
Noncontrolling interests in consolidated subsidary	—	4,704,252	—
Total equity	57,533,996	36,574,406	21,759,734
Total Liabilities and equity	$77,169,072	$58,529,619	$24,202,237

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Operations

	Six Months Ended December 31,		Year Ended June 30,
	2020	2019	2020	2019
		(Unaudited)
Revenue
Software	$6,766,985	$4,802,654	$9,976,580	$8,256,492
Consulting	916,099	1,556,363	2,379,947	2,307,129
Other revenue	141,700	140,076	216,749	259,496
Total Revenue	7,824,784	6,499,093	12,573,276	10,823,117
Cost of revenue	3,141,041	2,994,940	6,209,724	4,633,844
Gross profit	4,683,743	3,504,153	6,363,552	6,189,273

Total Operating expenses
Product development	3,166,088	1,234,403	3,206,310	5,565,097
Sales and marketing	3,928,028	3,725,012	7,792,480	7,498,114
General and administrative	4,435,067	4,655,207	11,320,715	5,638,408
Depreciation and amortization	2,007,237	104,667	1,315,898	—
Impairment of long-lived assets	6,887,000	—	—	—
Total operating expenses	20,423,420	9,719,289	23,635,403	18,701,619
Loss from operations	(15,739,677)	(6,215,136)	(17,271,851)	(12,512,346)

Other income (expense)
Interest expense	(198,195)	—	(3,734)	—
Interest Income	5,111	125,239	160,412	91,239
Change in fair value of convertible notes	(961,273)	—	766,000	—
Other (expense) income	(59,272)	(130)	(254)	17,892
Total other (expense) income	(1,213,629)	125,109	922,424	109,131

Net loss before income tax expense	(16,953,306)	(6,090,027)	(16,349,427)	(12,403,215)
Income tax expense	(200)	—	(30,985)	—
Equity in losses of investee	(12,643)	—	(3,692)	—
Net Loss	(16,966,149)	(6,090,027)	(16,384,104)	(12,403,215)
Net loss attributable to noncontrolling interest in consolidated subsidiary	8,815	—	849,759	—
Net loss attributable to Akerna shareholders	$(16,957,334)	$(6,090,027)	$(15,534,345)	$(12,403,215)
Basic and diluted weighted average common shares outstanding	16,056,030	10,918,942	11,860,212	6,045,382
Basic and diluted net loss per common share	$(1.06)	$(0.56)	$(1.31)	$(2.05)

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Comprehensive Loss

	Six Months Ended December 31,		Year Ended June 30,
	2020	2019	2020	2019
		(unaudited)
Net loss	$(16,966,149)	$(6,090,027)	$(16,384,104)	$(12,403,215)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(21,497)	—	—	—
Unrealized (loss) gains on Convertible Notes	(133,000)	—	63,000	—
Comprehensive loss	(17,120,646)	(6,090,027)	(16,321,104)	(12,403,215)
Comprehensive loss attributable to the noncontrolling interest	8,815	—	849,759	—
Comprehensive loss attributable to Akerna shareholders	$(17,111,831)	$(6,090,027)	$(15,471,345)	$(12,403,215)

See notes to consolidated financial statements.

 AKERNA CORP.

Consolidated Statements of Changes in Equity

	Special Voting Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest in Consolidated Subsidiary	Total Equity
			Shares	Amount

Balance as of July 1, 2018	—	$—	4,922,650	$492	$14,563,102	$—	$(13,163,531)	$1,400,063	$—	$1,400,063
Issuance of common stock	—	—	1,099,376	110	9,999,890	—	—	10,000,000	—	10,000,000
Issuance of common stock in connection with reverse merger	—	—	3,880,282	388	18,878,387	—	—	18,878,775	—	18,878,775
Issuance of common stock for compensation in connection with reverse merger	—	—	498,073	50	3,393,231	—	—	3,393,281	—	3,393,281
Stock-based compensation amortization	—	—	—	—	490,830	—	—	490,830	—	490,830
Common stock issued upon cashless exercise of options	—	—	189,365	19	(19)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,403,215)	(12,403,215)	—	(12,403,215)
Balance as of June 30, 2019	—	—	10,589,746	1,059	47,325,421	—	(25,566,746)	21,759,734	—	21,759,734
Common stock issued upon warrant exercise	—	—	369,311	37	4,247,028	—	—	4,247,065	—	4,247,065
Common stock issued in business combinations	—	—	2,299,650	230	20,081,236	—	—	20,081,466	—	20,081,466
Non-controlling interest in acquired subsidiary	—	—	—	—	—	—	—	—	5,554,011	5,554,011
Stock-based compensation amortization	—	—	—	—	1,253,234	—	—	1,253,234	—	1,253,234
Forfeitures of restricted shares	—	—	(54,901)	(5)	5	—	—	—	—	—
Change in fair value of Convertible Notes	—	—	—	—	—	63,000	—	63,000	—	63,000
Net loss	—	—	—	—	—	—	(15,534,345)	(15,534,345)	(849,759)	(16,384,104)
Balance as of June 30, 2020	—	$—	$13,203,806	$1,321	$72,906,924	$63,000	$(41,101,091)	$31,870,154	$4,704,252	$36,574,406
Adoption of ASC 606 Adjustment	—	—	—	—	—	—	185,826	185,826	—	185,826
Balance as of July 1, 2020	—	—	13,203,806	1,321	72,906,924	63,000	(40,915,265)	32,055,980	4,704,252	36,760,232
Issuance of common stock	—	—	5,000,000	500	11,031,880	—	—	11,032,380	—	11,032,380
Special voting preferred stock issued in business combination	3,294,574	25,203,490	—	—	—	—	—	25,203,490	—	25,203,490
Conversion of exchangable shares to common	(627,225)	(4,798,271	627,225	63	4,798,208	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	800,000	80	4,695,357	—	—	4,695,437	(4,695,437)	—
Stock-based compensation amortization	—	—	—	—	1,298,540	—	—	1,298,540	—	1,298,540
Settlement of convertible debt	—	—	112,867	11	359,989	—	—	360,000	—	360,000
Restricted stock unit vesting	—	—	157,350	15	(15)	—	—	—	—	—
Unrealized loss (gains) on Convertible Notes	—	—	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Foreign currency translation adjustments	—	—	—	—	—	(21,497)	—	(21,497)	—	(21,497)
Net loss	—	—	—	—	—	—	(16,957,334)	(16,957,334)	(8,815)	(16,966,149)
Balance – December 31, 2020	2,667,349	$20,405,219	19,901,248	$1,990	$95,090,883	$(91,497)	$(57,872,599)	$57,533,996	$—	$57,533,996

See notes to consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Cash Flows

	Six Months Ended December 31,	Year Ended June 30,
	2020	2020	2019
Cash flows from operating activities
Net Loss	$(16,966,149)	$(16,384,104)	$(12,403,215)
Adjustment to reconcile net loss to net cash used in operating activities
Bad debt expense	72,832	1,094,507	345,941
Stock-based compensation expense	1,197,589	1,166,130	3,884,111
Depreciation and amortization	2,007,237	1,315,898	—
Amortization of deferred contract costs	228,766	—	—
Non-cash interest expense	32,727	—	—
Impairment of long-lived assets	6,887,000	—	—
Equity in losses of investee	12,643	3,692	—
Loss on sale of fixed asset	84,835	—	—
Debt issuance costs classified as financing	—	1,177,390	—
Change in fair value of convertible notes	961,273	(766,000)	—
Change in fair value of contingent consideration	(993,000)	(998,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,008,775	(1,621,262)	(1,572,889)
Prepaid expenses and other current assets	(689,729)	(592,807)	(351,144)
Other assets	41,925	(58,925)	—
Accounts payable, accrued expenses and other current liabilities	(2,498,374)	1,602,751	893,845
Deferred revenue	(94,088)	(286,922)	154,756
Net cash used in operating activities	(8,705,738)	(14,347,652)	(9,048,595)

Cash flows from investing activities
Developed software additions	(1,847,710)	(3,102,728)	—
Furniture, fixtures, and equipment additions	(12,203)	(156,636)	—
Cash paid for business combinations, net of cash acquired	(5,279,134)	(88,720)	—
Investment in equity method investee	—	(250,000)	—
Cash received in connection with the reverse merger	—	—	18,843,483
Net cash (used in) provided by investing activities	(7,139,047)	(3,598,084)	18,843,483

Cash flows from financing activities
Proceeds from the issuance of long term debt	—	17,164,600	—
Payments on debt	(1,500,000)	—	—
Cash paid for debt issuance costs	—	(1,177,390)	—
Proceeds from the exercise of warrants	—	4,247,065	—
Proceeds from the issuance of common stock	12,000,000	—	10,000,000
Offering costs from the issuance of common stock	(967,620)	—	—
Net cash provided by financing activities	9,532,380	20,234,275	10,000,000
Effect of exchange rate changes on cash and restricted cash	(2,783)	—	—
Net (decrease) increase in cash and restricted cash	$(6,315,188)	$2,288,539	$19,794,888
Cash and restricted cash - beginning of period	24,655,828	22,367,289	2,572,401

Cash and restricted cash - end of period	$18,340,640	$24,655,828	$22,367,289
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$150,000	$—	$—

Supplemental disclosure of non-cash investing and financing activity:
Adjustments due to the adoption of ASC 606	185,826	—	—
Cashless exercise of options	—	—	19
Vesting of restricted stock units	15	—	—
Settlement of convertible notes in common stock	327,273	—	—
Stock-based compensation capitalized as software development	100,951	87,104	—
Acquisition of noncontrolling interest	4,695,437	—	—
Capitalized software included in accrued expenses	189,198	—	—
Special voting preferred stock issued in business combination	25,203,490	—	—
Conversion of exchangeable shares to common stock	4,798,271	—	—
Adjustment to Trellis purchase price allocation	14,300	—	—

Assets acquired and liabilities assumed in business combinations and reverse merger:
Cash	445,269	—	—
Accounts receivable	917,205	77,505	—
Prepaid expenses and other current assets	596,233	27,860	35,292
Fixed assets	1,326,996	2,410	—
Intangible assets	3,795,000	8,010,000	—
Goodwill	25,805,615	20,254,309	—
Accounts payable and accrued liabilities	805,114	1,441,062	—
Deferred revenue	549,311	31,220	—
Contingent consideration	604,000	1,387,000	—

See notes to consolidated financial statements.

AKERNA CORP.

 Notes to Consolidated Financial Statements

December 31, 2020

Note 1 - Description of Business, Liquidity, and Capital Resources

Description of Business

Akerna Corp., herein referred to as we, us, our or Akerna, through our wholly-owned subsidiaries MJ Freeway, LLC, or MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc, or Ample, and solo sciences, inc., or Solo provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, and Trellis®, to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Through Solo, we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight the authenticity and signify transparency.

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

Fiscal Year-end

           On September 25, 2020, our Board of Directors adopted resolutions to change our fiscal year-end from June 30 to December 31, effective for the year ended December 31, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the six months ended December 31, 2020, we incurred a loss from operations of $15.7 million and used cash in operations of $8.9 million. During this same period, the Company incurred a number of one-time, non-recurring expenses of approximately $1.6 million. These expenses include business combination expenses, restructuring, and other non-recurring charges.

During the six months ended December 31, 2020, we implemented a number of cost reduction initiatives reducing costs and identifying cost savings that we expect to result in annual savings of an additional $3.0 million to $4.0 million, primarily a result of a reduction in workforce. On December 23, 2020, we entered into waivers with all the holders of our outstanding senior secured convertible notes. We  may now elect, to pay installment amounts under the Notes prior to April 1, 2021, by issuing shares of common stock pursuant to installment conversions or by paying cash. On February 2, 2021, we agreed, in connection with the Company’s installment notice for the February 1, 2021 installment amount, to increase the installment amount for February 1, 2021, in the aggregate, by $4,400,000. From February 11, 2021 through March 10, 2021, we issued shares of common stock of Akerna to the holders of Akerna’s convertible notes upon conversion of installment amounts. As of March 31, 2021, the principal balance of the senior secured convertible notes was $7.5 million.

After considering all available evidence, we determined that, due to our current positive working capital, our ability to repay our senior secured convertible note with shares of our common stock, and our initiatives to reduce operating expenditures, that we have sufficient working capital to sustain operations for a period of at least twelve months from the date that our December 31, 2020 financial statements were issued. Management will continue to evaluate our liquidity and capital resources.

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

December 31, 2020

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

Cash and Cash Equivalents

We consider liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2020, June 30, 2020 and 2019. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. As of the balance sheet date, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits.

Restricted Cash

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and is presented separately from cash and cash equivalents on our consolidated balance sheets. Our restricted cash serves as collateral for a letter of credit.

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was $0.2 million as of December 31, 2020, June 30, 2020 and 2019, respectively.

The allowance for doubtful accounts consists of the following activity:

	Six Months Ended December 31,	Year Ended June 30,
	2020	2020	2019
Allowance for doubtful accounts, beginning balance	$208,422	$190,088	$39,571
Additions:
Bad debt expense	72,832	1,094,507	345,951
Deductions:
Write-off uncollectable accounts	(89,008)	(1,076,173)	(195,424)
Allowance for doubtful accounts, ending balance	$192,246	$208,422	$190,098

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

During the six months ended December 31, 2020 and years ended June 30, 2020 and 2019, one government client accounted for 14%, 25% and 30% of total revenues, respectively. As of December 31, 2020, June 30, 2020 and June 30, 2019, two government clients accounted for a total of 36%, 54% and 58% of net accounts receivable, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is provided over the estimated useful lives of the related assets using the straight-line method.

The estimated useful lives for significant property and equipment categories are generally as follows:

Furniture and computer equipment	3 to 7 years
Leasehold improvements	Lesser of remaining lease term or useful life

Repairs and maintenance costs are expensed as incurred.

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

Intangible Assets Acquired through Business Combinations

Intangible assets are amortized over their estimated useful lives. We evaluate the estimated remaining useful life of our intangible assets when events or changes in circumstances indicate an adjustment to the remaining amortization may be needed. We similarly evaluate the recoverability of these assets upon events or changes in circumstances indicate a potential impairment. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. We recorded an impairment of $2.7 million during the six months ended December 31, 2020 related to the intangible assets acquired in the Solo transaction. There were no impairments of intangible assets during the years ended June 30, 2020 or 2019. See Note 6 – Goodwill and Intangible Assets, Net for further discussion on the impairment.

Goodwill Impairment Assessment

Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. We recorded an impairment to goodwill of $4.2 million during the six months ended December 31, 2020, related to the Ample reporting unit. There were no impairments of goodwill or intangible assets during the years ended June 30, 2020 or 2019. See Note 6 – Goodwill and Intangible Assets, Net for further discussion on the impairment.

Software Development Costs

Costs incurred during the application development stage of a newly developed application and costs we incur to enhance our existing platforms that meet certain criteria are subject to capitalization and subsequent amortization. Capitalized software development costs were approximately $2.1 million during the six months ended December 31, 2020 and $3.1 million during the year ended June 30, 2020. Product development costs are primarily comprised of personnel costs such as payroll and benefits, vendor costs, and other costs directly attributable to the project. We capitalize costs only during the development phase. Any costs in connection to planning, design, and maintenance subsequent to release are expensed as incurred. We amortize software development costs over the expected useful life of the specific application, generally 2-5 years. We evaluate capitalized software development costs for impairment when there is an indication that the unamortized cost may not be recoverable.

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
F-10

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

●	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable and accrued liabilities approximate fair value based on their short maturities. Please refer to Note 12 - Fair Value Measurements for additional information regarding the fair value of financial instruments that we measure at fair value, including senior secured convertible notes and contingent consideration.

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

Revenue Recognition

See Note 3 for further  discussion of our revenue recognition policies.

Cost of Revenue

    Cost of revenue consists primarily of costs related to providing subscription and other services to our customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, security services, and other tools.

Product Development

               Product development expenses consist primarily of employee-related costs for the design and development of the Company's platform, contractor costs to supplement staff levels, third-party web services, consulting services, and allocated overhead. Product development expenses, other than software development costs qualifying for capitalization, are expensed as incurred.

Sales and Marketing Expenses

            Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included in this expense are marketing and promotional events, online marketing, product marketing, information technology costs, and facility costs.

General and Administrative Expenses

  General and administrative expenses consist primarily of personnel and related costs for our executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.

Legal and Other Contingencies

From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. The Company investigates these claims as they arise and accrues estimates for resolution of legal and other contingencies when losses are probable and estimable.

Stock-Based Compensation

We measured stock-based compensation based on the fair value of the share-based awards on the date of grant and recognize the related costs on a straight-line basis over the requisite service period, which is generally the vesting period.

Foreign Currency Translation

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

The functional currency of the Company's non-U.S. operations is the local currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated into U.S. dollars using the average rates of exchange prevailing during the period. Translation gains or losses are included as a component of accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions are recognized as other income (expense).

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

Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance and information for different revenue streams is not evaluated separately. As such, the Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, we disclosure our long-lived assets by geographical location (in thousands):

	As of December 31,	As of June 30,
	2020	2020	2019
Long-lived assets:
United States	$9,994	$10,254	$-
Canada	5,074	-	-
Total	$15,068	$10,254	$-

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board, or the FASB, has issued guidance to revise accounting for revenue from contracts with customers, which supersedes the revenue recognition requirements and industry-specific guidance currently in effect for us. The new revenue standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The new revenue standard allows for either full retrospective or modified retrospective adoption. We adopted the new standard using the modified retrospective approach. Refer to Note 3- Revenue, for further discussion of the impact of adopting this standard.

The FASB has issued guidance related to the accounting for share-based compensation to nonemployees, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. We adopted this standard in the current period and the adoption of this guidance did not have a significant effect on our results of operations.

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

AKERNA CORP.

 Notes to Consolidated Financial Statements

December 31, 2020

Note 3 - Revenue

Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"

On July 1, 2020, we adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of December 31, 2020 and for the six months ended December 31, 2020 in the accompanying consolidated financial statements are presented under ASC 606, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods.

The most significant impacts of this standard relate to the timing of revenue recognition of fixed fees under our contracts, as well as the accounting for costs to obtain contracts. Under ASC 606, revenue recognition for subscription and implementation fees begins on the launch date and is recognized over time through the term of the contract. We then recognized the remaining balance of the fixed fees ratably over the remaining term of the contract. Additionally, under ASC 606, we now defer recognition of expense for sales commissions ("contract costs"). These contract costs are amortized to expense over the expected period of benefit. Before the adoption of ASC 606, we expensed these contract costs as incurred.

The adoption of ASC 606 under the modified retrospective transition method resulted in a net adjustment reducing the accumulated deficit by $0.2 million at July 1, 2020 and an increase to capitalized commissions, which  are included in prepaid expenses and other current assets on the  accompanying balance sheet. The adjustment consisted of $0.2 million related to the deferral of contract costs that were historically expensed as incurred.

Revenue Recognition Policies for the years ended June 30, 2020 and 2019

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

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Revenue Recognition Policies for the six months ended December 31, 2020

In accordance with ASC 606, revenue is recognized when a customer obtains the benefit of promised services, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. In determining the amount of revenue to be recognized, the Company performs the following steps: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Disaggregation of Revenue

The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time, typically one year. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. The Company's contracts typically have a one year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

The following  table summarizes  revenue disaggregation by product for the following periods (in thousands):

	Six Months Ended December 31, 2020	Year Ended June 30, 2020 (1)	Year Ended June 30, 2019 (1)
Government	$1,939	$4,906	$4,155
Non-government	5,886	7,667	6,668
	$7,825	$12,573	$10,823

                  (1) As noted above, prior periods have not been adjusted for the adoption of ASC 606 and are presented in accordance with historical accounting guidance in effect for those periods.

	Six Months Ended December 31, 2020	Year Ended June 30, 2020 (1)	Year Ended June 30, 2019 (1)
United States	$5,212	$12,573	$10,823
Canada	2,613	—	—
	$7,825	$12,573	$10,823

Software Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, Ample and Trellis, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services.  Software contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year, although we do have some multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

Consulting Services. Consulting services revenue is generated by providing solutions for operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses. Accordingly, we expect our consulting services to continue to grow as more states emerge with legalization reforms.

Other Revenue. Our other revenue is derived primarily from point-of-sale hardware and other non-recurring revenue.

Contracts with Multiple Performance Obligations

Customers may elect to purchase a subscription to multiple modules, multiple modules with multiple service levels, or, for certain of the Company's solutions. We evaluate such contracts to determine whether the services to be provided are distinct and accordingly should be accounted for as separate performance obligations. If we determine that a contract has multiple performance obligations, the transaction price, which is the total price of the contract, is allocated to each performance obligation based on a relative standalone selling price method. We estimate standalone selling price based on observable prices in past transactions for which the product offering subject to the performance obligation has been sold separately. As the performance obligations are satisfied, revenue is recognized as discussed above in the product descriptions.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Transaction Price Allocated to Future Performance Obligations

ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of December 31, 2020 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $1.2 million as of December 31, 2020, of which $0.8 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under Total current liabilities, net of any long-term portion that is included in Other long-term liabilities. The following table summarizes deferred revenue activity for the six months ended December 31, 2020 (in thousands):

	As of July 1, 2020 (adjusted)	Net additions	Revenue recognized	As of December 31, 2020
Deferred revenue	$369	8,300	(7,825)	$844

Of the $7.8 million of revenue recognized in the six months ended December 31, 2020, $0.4 million was included in deferred revenue at July 1, 2020.

Costs to Obtain Contracts

In accordance with ASC 606, we now capitalize sales commissions that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as Prepaid expenses and other current assets. Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which we have determined to be one year based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the six months ended December 31, 2020 (in thousand):

	As of July 1, 2020 (adjusted)	Additions	Amortized costs (1)	As of December 31, 2020
Deferred contract costs	$186	271	(229)	$228

(1) Includes contract costs amortized to sales and marketing expense during the period.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 4 – Significant Transactions

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

We incurred $0.1 million of transaction costs directly related to the acquisition that is reflected in general and administrative expenses in our consolidated statement of operations during the year ended June 30, 2020.

We issued 349,650 shares of our common stock valued at $7.24 per share, the closing price of a share of our common stock on the date of acquisition in exchange for 100% of the outstanding stock of Trellis. We have also agreed to pay additional consideration calculated as annualized revenue derived from previously identified customers for the month of September 2020 multiplied by five. The contingent consideration is payable in shares based on the 20-day volume-weighted average price, or VWAP. At June 30, 2020, we estimated the fair value of the contingent consideration to be $0 and recorded a gain of $1.0 million on the change in the fair value of contingent consideration included in general and administrative expenses in the consolidated statement of operations during the year ended June 30, 2020.

 The following table summarizes our estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$21
Accounts receivable, net	91
Other assets	6
Acquired technology	210
Acquired trade name	80
Customer relationships	220
Goodwill	3,216
Accounts payable and accrued expenses	(284)
Deferred revenue	(31)
Net assets acquired	$3,529

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. During the six months ended December 31, 2020, we recorded net adjustments to assets and liabilities acquired of $14,300. The amounts of Trellis’s revenue and net loss included in our consolidated statement of operations from the acquisition date of April 10, 2020 to June 30, 2020 were $216,000 and $17,000, respectively.

solo sciences, inc.

On January 15, 2020, we closed on a stock purchase agreement with substantially all of the shareholders of Solo pursuant to which we acquired all right, title, and interest in 80.4% of the issued and outstanding capital stock of Solo, calculated on a fully diluted basis. As a result of our initial investment, Solo became a controlled subsidiary and we commenced consolidation of Solo on January 15, 2020. The estimated acquisition date fair value of the consideration transferred for Solo was $17.9 million. During the year ended June 30, 2020, we completed the preliminary valuation of the contingent consideration and recorded a measurement period adjustment to reflect this liability on our balance sheet. The estimated fair value of consideration recorded consisted of the following (in thousands):

Common shares issued	$$17,550
Contingent consideration	389
Total estimated fair value of consideration	$17,939

We incurred $0.3 million of transaction costs directly related to the acquisition, which is reflected in general and administrative expenses in our consolidated statement of operations during the year ended June 30, 2020.

AKERNA CORP.
Notes to Consolidated Financial Statements
December 31, 2020

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

We also acquired an option to acquire the noncontrolling interests in Solo during the 12 months following the close for either cash or shares. Beginning with the expiration of our option, the noncontrolling interests in Solo have a 3-month option to acquire between 40% and 55% of Solo back from us for cash. On July 31, 2020, we entered into an amendment to the stock purchase agreement to exercise our option to acquire the noncontrolling interests in Solo, for 800,000 shares of our common stock, this transaction will be recorded as an equity transaction, with no effect to the value of the assets acquired or liabilities assumed. In connection with the amendment, the selling shareholders agreed to cancel the contingent consideration in the future and waived a right to any amount that would have been earned prior to the amendment. We recorded a gain on settlement of the contingent consideration liability during the six months ended December 31, 2020 in general and administrative expenses in our consolidated statement of operations.

During the quarter ended June 30 2020, we obtained additional information regarding the valuation of the assets acquired and liabilities assumed. We have recorded a measurement period adjustment to allocate the acquisition price to intangible assets, goodwill, accrued liabilities, and the fair value of noncontrolling interests. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$101
Prepaid expenses and other assets	22
Furniture, fixtures, and equipment	2
Acquired technology	7,160
Acquired trade name	340
Goodwill	17,025
Accounts payable and accrued liabilities	(1,158)
Fair value of noncontrolling interests	(5,553)
Net assets acquired	$17,939

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to expanded market opportunities, for which there is no basis for U.S. income tax purposes. The amounts of Solo’s revenue and net loss included in our consolidated statement of operations from the acquisition date of January 15, 2020 to June 30, 2020 were $23,000 and $1,471,000, respectively.

During the six months ended December 31, 2020, the Company recorded an impairment of $2.7 million related to Solo’s developed technology. See Note 6 – Goodwill and Intanigble Assets, Net for further discussion of the intangible asset impairment.

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

Preliminary Fair Value
Exchangeable shares issued	$25,203
Cash	5,724
Contingent consideration	604
Total preliminary fair value of consideration transferred	31,531

We incurred $2.9 million of total transaction costs directly related to the acquisition of Ample that is reflected in general and administrative expenses in our consolidated statements of operations, of which $1.1 million and $1.8 million was recognized during the six months ended December 31, 2020 and the year ended June 30, 2020, respectively.

AKERNA CORP.
Notes to Consolidated Financial Statements
December 31, 2020

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Cash	$445
Accounts receivable	917
Prepaid expenses and other current assets	595
Acquired technology	850
Customer relationships	2660
Acquired trade name	285
Goodwill	25,806
Furniture, fixtures and equipment	1,327
Accounts payable and accrued expenses	(805)
Deferred revenue	(549)
Net assets acquired	$31,531

The excess of purchase consideration over the preliminary fair value of assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. We will continue to monitor the treatment for Candian tax purposes and record any necessary adjustments no later than one year from the acquisition date. The fair values assigned to identifiable assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and will change as additional information is received. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

During the six months ended December 31, 2020, the Company recorded an impairment to goodwill for $4.2 million related to Ample. See Note 6 – Goodwill and Intangible Assets, Net for further discussion of the goodwill impairment.

The amounts of Ample’s revenue and net income included in our consolidated statement of operations from the acquisition date of July 7, 2020, to December 31, 2020 were $2.6 million and $0.1 million, respectively.

              Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations for Akerna, Trellis, Solo, and Ample as though the companies were combined as of the beginning of our fiscal 2019 (in thousands):

	Six Months Ended December 31	Year Ended June 30	Year Ended June 30
	2020	2020	2019
Revenue	$7,825	$18,314	$19,038
Net loss	$(16,095)	$(21,412)	$(27,242)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Solo, Trellis, and Ample to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company's fiscal year 2019. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company's fiscal 2019.

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

On September 1, 2020, several Ample shareholders exchanged a total of 627,225 exchangeable shares with a value of $4,798,271 for the same number of shares of Akerna common stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of December 31, 2020, there were a total of 2,667,349 Exchangeable Shares issued and outstanding.

AKERNA CORP.
Notes to Consolidated Financial Statements
December 31, 2020

Reverse Merger

On June 17, 2019, MTech and MJF consummated the Mergers contemplated by the Merger Agreement dated October 10, 2018, as amended. In connection with the closing of the Mergers, we changed our name from MTech Acquisition Holdings Inc. to Akerna Corp. The Merger consideration was paid through the issuance of 6,520,099 shares of our common stock (the “Consideration Shares”) to the former holders of MJF common units, preferred units, and profit interest units at a price equal to $10.16 per share. We allocated 283,010 fully vested shares of Akerna common stock and 215,063 shares of unvested restricted stock were allocated to the former holders of MJF profit interest units, which were accounted for as share-based compensation, resulting in the recognition of approximately $3.4 million on June 17, 2019 and approximately $2.1 million of compensation expense related to unvested restricted shares such profit interest units be recognized over the remaining vesting period of 3 years.

AKERNA CORP.

 Notes to Consolidated Financial Statements

December 31, 2020

Note 5 - Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of
	December 31	As of June 30
	2020	2020	2019

Software and technology	$480,651	$571,695	$237,930
Professional services, dues and subscriptions	826,195	473,731	169,804
Insurance	243,222	105,814	159,940
Deferred contract costs	227,718	—	—
Unbilled receivable	612,446	—	—
Other	68,495	64,101	10,000
Total prepaid expenses and other current assets	$2,458,727	$1,215,341	$577,674

Accounts payable and accrued liabilities consisted of the following:

	As of December 31	As of June 30,
	2020	2020	2019
Accounts payable	$513,610	$1,443,895	$1,317,566
Professional fees	333,709	2,273,659	49,205
Sales taxes	216,367	59,825	36,358
Compensation	311,379	260,042	354,724
Contractors	1,281,857	782,366	19,557
Other	531,654	42,141	40,706
Total accounts payable and accrued liabilities	$3,188,576	$4,861,928	$1,818,116

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 6 - Goodwill and Intangible Assets, Net

Goodwill
The following table reflects the changes in the carrying amount of goodwill:
Balance as of June 30, 2019	$—
Additions due to acquisitions	20,254,309
Balance as of June 30, 2020	$20,254,309
Adjustments to Trellis' goodwill	(14,300)
Additions due to acquisition of Ample	25,806,518
Goodwill impairment related to Ample	(4,172,000)
Balance as of December 31, 2020	$41,874,527
Impairment
   We elected to bypass the qualitative assessment of our goodwill and performed a quantitative valuation of goodwill during the fourth quarter of fiscal 2020 (the “annual impairment test”). We determined there were two reporting units: the Akerna reporting unit which is comprised of Akerna and the Trellis and Solo acquisitions, and the Ample reporting unit. The valuation of our goodwill was determined with the assistance of an independent valuation firm using the income approach (discounted cashflows method) and the market approach (guideline public company method). Our significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. The Company also uses the Guideline Public Company Method, a form of the market approach (utilizing Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, we believe the current assumptions and estimates utilized are both reasonable and appropriate.
Akerna Reporting Unit
            For the Akerna reporting unit, we applied a 100% weighting to the market approach. The Akerna reporting unit’s fair value exceeded the carrying value, therefore no impairment was recorded on the Akerna reporting unit.
Ample Reporting Unit
            For the Ample reporting unit, we applied a 50% weighting to the market approach and 50% weighted to the income approach. The Ample reporting unit’s fair value was less than the carrying value by $4.2 million, therefore an impairment was recorded on the goodwill on the Ample reporting unit.
Finite-lived Intangible Assets, Net
As noted above, we performed a qualitative and quantitative analysis of our intangible assets during our annual impairment test. As a result of the quantitative analysis, it was determined that the carrying value of Solo’s developed technology and trade name exceeded it’s fair value, resulting in an impairment of $2.7 million.
Intangible assets as of December  31, 2020 consist of the following:
	Weighted average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Impairment	Net carrying amount
Acquired developed technology	3.77	$8,220,000	$(1,434,155)	(2,591,920)	$4,193,925
Acquired trade names	5.12	705,000	(97,676)	(123,080)	484,244
Customer relationships	13.04	2,880,000	(169,374)	—	2,710,626
Other intangible assets, not yet placed into service	N/A	—	—	—	—
Total Intangible assets		$11,805,000	$(1,701,205)	(2,715,000)	$7,388,795

Capitalized software - In-service	1.62	4,593,512	(1,401,953)	—	3,191,559
Capitalized software - Work in Progress	N/A	734,180	—	—	734,180
Total Capitalized Software		5,327,692	(1,401,953)	—	3,925,739
Total finite-lived intangible assets		$17,132,692	$(3,103,158)	(2,715,000)	$11,314,534
F-21

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Intangible assets as of June 30, 2020 consist of the following:

	Weighted average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired developed technology	4.42	$7,370,000	$(679,696)	$6,690,304
Acquired trade names	7.40	420,000	(23,248)	396,752
Customer relationships	1.75	220,000	(24,475)	195,525
Other intangible assets, not yet placed into service	N/A	211,394	—	211,394
Total Intangible assets		$8,221,394	$(727,419)	$7,493,975

Capitalized software - In-service	1.86	2,852,044	(560,528)	2,291,516
Capitalized software - Work in Progress	N/A	337,788	—	337,788
Total Capitalized Software		3,189,832	(560,528)	2,629,304
Total finite-lived intangible assets		$11,411,226	$(1,287,947)	$10,123,279

We record amortization expense associated with acquired developed technology, acquired trade names, and customer relationships. The amortization expense of all finite-lived intangible assets, which includes capitalized software was $1.8 million and $1.3 million for the six months ended December 31, 2020 and year ended June 30, 2020, respectively. We did not have amortization during the year ended June 30, 2019.

As of December 31, 2020, expected amortization expense relating to in-service capitalized software and purchased intangible assets for each of the next five years and thereafter is as follows:

	Acquired Intangible Assets	Capitalized Software- In-service
2021	$1,656,991	$2,040,462
2022	1,501,654	908,094
2023	1,239,864	105,498
2024	1,036,991	94,463
2025	243,436	43,042
Thereafter	1,709,859	—
Total	$7,388,795	$3,191,559

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 7 – Fixed assets, net

Fixed assets consisted of the following:

	As of December 31,	As of June 30,
	2020	2020

Furniture and computer equipment	$131,300	$73,048
Leasehold improvements	1,175,556	85,998
	1,306,856	159,046
Less: accumulated depreciation	(113,423)	(27,951)
Fixed assets, net	$1,193,433	$131,095

Depreciation expense for the six months ended December 31, 2020 and for the year ended June 30, 2020 was $240,743 and $27,951, respectively. During the six months ended December 31, 2020, we sold furniture and computer equipment for $25,561 with a cost of $191,389 and accumulated depreciation of $106,555 resulting in a $59,273 loss in the consolidated statements of operations for the six months ended December 31, 2020 related to these disposals.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 8- Equity Method Investment and Related Party Transaction

Investment in and License Agreement with Zol Solutions, Inc.

On October 7, 2019, we participated in an offering of preferred stock of Zol Solutions, Inc. (“ZolTrain”) along with other investors in which we purchased 203,000 shares of Series Seed Preferred Stock (the “ZolTrain Preferred”) for a purchase price of $250,000, which represents a noncontrolling interest in ZolTrain.

The ZolTrain Preferred is convertible into shares of common stock of ZolTrain at a conversion rate of $1.232 per share at the option of the holder and contains certain anti-dilution protection in the event of certain future issuances of securities by ZolTrain. We are entitled to vote the number of common shares in which the ZolTrain Preferred is convertible into at any meeting of the ZolTrain stockholders.Do

The ZolTrain Preferred also provides us with rights of first refusal with respect to newly issued securities of ZolTrain as well as issued and outstanding securities of ZolTrain that are offered to third parties. In connection with the agreement, Nina Simosko, our Chief Revenue Officer, was appointed as one of three members of ZolTrain’s board of directors. Ms. Simosko may only be removed from the ZolTrain board by us and we retain the right to fill the vacancy.

We have determined that ZolTrain is a VIE for accounting purposes. However, we are not required to consolidate ZolTrain in our financial statements because we are not ZolTrain’s primary beneficiary. As of December 31, 2020, our maximum exposure to loss was equal to the carrying value of our initial investment of $250,000. We have concluded that the ZolTrain Preferred is in-substance common stock because the liquidation preference provided is not substantive, the equity method of accounting is applicable to in-substance common stock. As a result of our representation on the board of directors, we determined that we can exert significant influence over the day to day operations of ZolTrain therefore; we account for this investment using the equity method of accounting, which requires we recognize our share of the ZolTrain operations in our results of operations. For the six months ended December 31, 2020 we have recognized equity in loss of investee of $16,336 which represents our share of ZolTrain's losses since our investment.

Subsequent to our investment, we entered into a nonexclusive license/reseller agreement with ZolTrain, effective October 24, 2019, to provide ZolTrain’s online cannabis training platform as a co-branded integration option into our MJ Platform and Leaf Data Systems, which is a related party transaction. ZolTrain will share subscription-based revenue generated from our customers with us. The amount of the share of the revenue for each of us and ZolTrain will depend on both (a) the number of training modules accessed by a customer and (b) which party created the accessed content. In addition to the revenue sharing arrangement, the license/reseller agreement provides us with the right to receive additional consideration from ZolTrain in the form of an equity earnout if certain revenue milestones are achieved during 2020, 2021, and 2022. Our ability to recognize revenue from the additional earnout consideration in the future will mainly depend on whether it becomes probable that such revenue milestones will be achieved. For the six months ended December 31, 2020 and the years ended June 30, 2020 and 2019, we have not recognized any revenue from this agreement.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 9 - Long Term Debt

              Long-term debt consisted of the following at December 31, 2020:

Convertible Notes (at fair value)	$13,398,000
PPP loan	2,204,600
Subtotal	15,602,600
Less: current maturities	(11,707,363)
Total long-term debt, less current portion	$3,895,237

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

Pursuant to the SPA and the Convertible Notes, we and certain of its subsidiaries will enter into a Security and Pledge Agreement (the “Security Agreement”) with the lead investor, in its capacity as collateral agent (in such capacity, the “Collateral Agent”) for all holders of the Notes. The Security Agreement creates a first priority security interest in all of the personal property of the Company and certain of its subsidiaries of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future (the “Collateral”).

Under the Security Agreement we agree to certain conditions on its maintenance and use of the Collateral, including but not limited to the location of equipment and inventory, the condition of equipment, the payment of taxes and prevention of liens or encumbrances, the maintenance of insurance, the protection of intellectual property rights, and limitations on transfers and sales.

Upon the occurrence of an “Event of Default” under the Security Agreement, the Collateral Agent will have certain rights under the Security Agreement including taking control of the Collateral and, in certain circumstances, selling the Collateral to cover obligations owed to the holders of the Convertible Notes pursuant to its terms. “Event of Default” under the Security Agreement means (i) any defined event of default under any one or more of the transaction documents (including the Convertible Notes), in each instance, after giving effect to any notice, grace, or cure periods provided for in the applicable document, (ii) the failure by us to pay any amounts when due under the Convertible Notes or any other transaction document, or (iii) the breach of any representation, warranty or covenant by the Company under the Security Agreement.

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

We have elected to use the fair value option to account for the Convertible Notes. The fair value of the Convertible Notes on issuance was recorded as $15.0 million. During the year ended June 30, 2020, the fair value of the Convertible Notes decreased by $0.8 million. Of the adjustment, a decrease of $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and a decrease of $0.7 million was recognized as current period other expense in our consolidated statement of operations. As of June 30, 2020, the fair value of the Convertible Notes on our consolidated balance sheet was $14.1 million. During the six months ended December 31, 2020, we made $1.8 million in principal payments on our convertible notes, of which $1.5 million was settled in cash and the remaining $0.3 million was settled in common stock. During the six months ended December 31, 2020, the fair value of the Convertible Notes increased by $1.0 million. Of the adjustment, an increase of $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and an increase of $0.9 million was recognized as current period other expense in our consolidated statement of operations. As of December 31, 2020, the fair value of the Convertible Notes on our consolidated balance sheet was $13.4 million.

Amendment

On December 23, 2020, we entered into waivers with all the Holders of its Convertible, pursuant to which we and the Holders, separately and not jointly, agreed to waive certain terms and conditions of the Convertible Notes as follows:

AKERNA CORP.
Notes to Consolidated Financial Statements
December 31, 2020

The Holders irrevocably waived the last sentence of Section 8(a) of the Notes requiring that all installment amounts payable under the Convertible Notes prior to April 1, 2021 be paid in cash pursuant to installment redemptions. We may now elect, in its sole discretion, to pay installment amounts under the Notes prior to April 1, 2021, by issuing shares of common stock pursuant to installment conversions or by paying cash pursuant to installment redemptions, in each case in accordance with the existing terms of the Convertible Notes.

We irrevocably waived the prohibition on acceleration of installment amounts in Section 8(e) of the Convertible Notes solely in relation to the Installment Amount for January 4, 2020, to permit the Holders to accelerate the January 4, 2021 installment amount, in whole or in part, to one or more acceleration dates from December 24, 2020 through to and including January 4, 2021, as elected by each Holder.

We and the Holders agreed that we may irrevocably waive the installment scheduled principal amount for any installment date by setting forth in the installment notice for that installment date an installment amount greater than the installment scheduled principal amount due and payable on the next installment date. Each Holder may then consent to all or a portion of such increased installment amount for such installment date on the trading day immediately prior to such installment date. Any increased amount for an installment amount above the installment scheduled principal amount for such installment date will reduce the principal amount under the Convertible Notes.

·In relation to the January 4, 2021 installment amount, the Company delivered installment notices to the Holders increasing the installment amount for January 4, 2021, in the aggregate, by $2,062,500.

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

We are accounting for the PPP Loan as a liability and accrue interest expense using the effective interest method.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Year ending December 31,
2021	$11,707,363
2022	5,669,965
Aggregate maturities	17,377,328
Original issue discount on Convertible Notes	(2,040,000)
Unrealized change in fair value of Convertible Notes	265,272
Long term debt outstanding as of December 31, 2020	$15,602,600

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 10 - Stockholders’ Equity

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

On October 30, 2020, we issued 5,000,000 shares, at a price of $2.40 per share, of Akerna common stock in a public offering for gross proceeds of $12.0 million, offset by offering costs of approximately$1.0 million for net proceeds $11.0 million dollars.

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

A summary of the status of common stock warrants is presented in the following table:

	Shares Issuable Under Warrants	Weighted-average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at June 30, 2019	6,183,115	$11.50	4.97	$2,473,000
Issued	—	—	—	—
Exercised	(369,311)	—	—	—
Expired/canceled	—	—	—	—
Outstanding at June 30, 2020	5,813,804	$11.50	3.97	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/canceled	—	—	—	—
Outstanding at December 31, 2020	5,813,804	$11.50	3.37	$—

There was no aggregate intrinsic value for the warrants outstanding as of December 31, 2020 and June 30, 2020.

 AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 11 - Stock-Based Compensation

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

A summary of our unvested Restricted Shares and RSUs activity is presented in the table below:

	Restricted Shares	Restricted Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2019	215,063	—	215,063	$11.99
Granted	—	571,229	571,229	7.24
Vested	(88,659)	(26,965)	(115,624)	7.25
Forfeited	(54,091)	(78,470)	(132,561)	10.83
Unvested as of June 30, 2020	72,313	465,794	538,107	$6.56
Granted	—	429,974	429,974	4.88
Vested	(8,024)	(157,350)	(165,374)	5.08
Forfeited	—	(43,906)	(43,906)	6.83
Unvested as of December 31, 2020	64,289	694,512	758,801	6.77

For the six months ended December 31, 2020 and the year ended June 30, 2020, we recognized stock-based compensation expense related to the ratable amortization of the unvested Restricted Shares and RSUs of $1.3 million and $1.3 million, respectively. Stock-based compensation expense is included in operating expenses and cost of sales on our consolidated statements of operations consistent with the allocation of other compensation arrangements. During the six months ended December 31, 2020 and the year ended June 30, 2020, we capitalized $0.1 million and $0.1 million, respectively, in stock-based compensation costs as software development cost. The $4.4 million of unrecognized costs as of December 31, 2020 related to Restricted Shares and RSUs will be ratably recognized over an estimated weighted average remaining vesting period of 3.1 years.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 12 - Loss Per Share

During the six months ended December 31, 2020, we used the two-class method to compute net loss per share because we issued securities other than common stock that is economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna common stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interest in Ample. The two-class method requires earnings for the period to be allocated between common stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. The table below details potentially outstanding shares on a fully diluted basis as of December 31, 2020that were not included in the calculation of diluted earnings per share:

	December 31, 2020	June 30, 2020	June 30, 2019
Shares issuable upon exchange of Exchangeable Shares	2,667,349	—	—
Warrants	5,813,804	5,813,804	6,183,115
Restricted Stock Units	694,512	325,121	—
Restricted Stock Awards	64,289	75,654	215,063
Shares of common stock issuable in upon conversion of Convertible Notes	1,319,368	1,936,845	—
Total	10,559,322	8,151,424	6,398,178

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 13 - Fair Value

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

We record the fair value of the liability in the consolidated balance sheets under the caption “current contingent consideration” and recognize changes to the liability against earnings or loss each reporting period until settlement. The fair value of the contingent consideration on the date of the acquisition of Solo was $389,000. In connection with our exercise of the option to acquire the remaining interest in Solo, the selling shareholders agreed to retrospectively and prospectively relieve the contingent consideration obligation. Therefore, the settled value of the contingent consideration was $0. We have recorded a gain of $389,000 on settlement of the contingent consideration liability during the six months ended December 31, 2020 in general and administrative expenses in our consolidated statement of operations.

Trellis

In connection with our acquisition of Trellis, the Trellis selling shareholders have the potential to earn contingent consideration, which is calculated as five times the annualized revenue of certain customers generated in September 2020. The fair value of the contingent consideration on the date of acquisition of Trellis was $998,000. The carrying amount at the fair value of the liability for the contingent consideration recorded on our consolidated balance sheet as of June 30, 2020 was $0. We have recorded a gain of $998,000 due the change in the fair value of the contingent consideration during the year ended June 30, 2020 in general and administrative expenses in our consolidated statement of operations.

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

We record the fair value of the liability in the consolidated balance sheets as contingent consideration payable and recognize changes to the liability against earnings or loss in general and administrative expenses in the consolidated statements of operations. The fair value of the contingent consideration on the date of the acquisition of Ample was $604,000. The carrying amount at fair value of the aggregate liability for the contingent consideration recorded on the consolidated balance sheet as of December 31, 2020, is $0. We have recorded a gain of $604,000 due the change in the fair value of the contingent consideration during the six months ended December 31, 2020 in general and administrative expenses in our consolidated statement of operations.

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

AKERNA CORP.
Notes to Consolidated Financial Statements
December 31, 2020

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

For the Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from June 9, 2020 (date of issuance) to December 31, 2020:

Beginning fair value balance on issue date - June 9, 2020	$14,960,000
Change in fair value reported in the statements of operations	(766,000)
Change in fair value reported in other comprehensive income	(63,000)
Ending fair value balance - June 30, 2020	$14,131,000
Payments on Convertible Notes	(1,827,273)
Change in fair value reported in the statements of operations	961,273
Change in fair value reported in other comprehensive income	133,000
Ending fair value balance - December 31, 2020	$13,398,000

The estimated fair value of the Convertible Notes as of December 31, 2020, and June 30, 2020 was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Convertible Notes reflects our assumptions about the assumptions that market participants would use in valuing the Convertible Notes as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	December 31, 2020	June 30, 2020	June 30, 2019
Face value principal payable	$15,172,272	$17,000,000	$17,000,000
Original conversion price	$11.5	$11.5	$11.5
Value of Common Stock	$3.24	$8.8	$10.28
Expected term (years)	2.3	2.9	3
Volatility	77%	45%	45%
Market yield (range)	27.1% to 27.2%	23.9%	23.3% to 23.4%
Risk free rate	0.1%	0.2%	0.2%

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 14 - Commitments and Contingencies

Operating Leases

                We lease facilities and vehicles under non-cancelable operating leases in Canada. Rent expense for the six months ended December 31, 2020, the years ended June 30, 2020 and 2019 was $552,861, $299,629 and $151,458, respectively.

  Future minimum lease payments under these leases are as follows (in thousands):

2021	$416
2022	415
2023	444
2024	447
2025	490
2026 and thereafter	1,031
Total	$3,243

   In December 2020, we reached an agreement to terminate our office lease in Denver, CO. The lease termination agreement included the forfeiture of our $41,250 security deposit and a termination fee of $402,480. The lease termination fee is to be settled by 113,375 shares of common stock, calculated using a VWAP of $3.55/share. We settled the liability in common stock shares during the first quarter of 2021.

Letter-of-Credit

                 As of December 31, 2020, June 30, 2020, and 2019, we had a standby letter-of-credit with a bank in the amount of $500,000. The standby letter of credit is collateralized by $500,000 of cash, which is classified as restricted cash on our consolidated balance sheets. The beneficiary of the letter-of-credit is an insurance company.

Litigation

                On December 4, 2020, TechMagic USA LLC filed suit against our wholly-owned subsidiary, Solo, in Massachusetts Superior Court, Department Business Litigation, seeking recovery of up to approximately $1.07 million for unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 by and between TechMagic and Solo. The invoices set forth services that TechMagic USA LLC purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and November 2020 totaling approximately $787,000. During our fiscal year ended June 30, 2020, we received invoices totaling an aggregate amount of approximately $392,000. After our year ended June 30, 2020, through December 31, 2020, we have received invoices totaling an aggregate amount of approximately $395,00. The suit seeks continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties dispute the effective date of the termination. Akerna disputes the validity of the invoices, in whole or in part, and intends to defend the suit vigorously. Mr. Ashesh Shah, formerly the president of Solo and currently a minority holder of our common stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC. As of December 31, 2020, we recognized loss contingency of $0.6 million.

               From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible losses can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred. As of December 31, 2020, June 30, 2020 and 2019, respectively, there were no other legal proceedings requiring recognition or disclosure in the financial statements.

Employee Benefit Plan

We have a 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. Employees may contribute up to a portion of their annual compensation to the Plan, limited to a maximum annual amount as updated annually by the IRS. We do not offer a match of employee contributions nor any discretionary contributions.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 15- Income Taxes

We are the sole owner of MJF as of June 17, 2019, which is a disregarded entity for federal income taxes. Prior to June 17, 2019 MJF was treated as a partnership for U.S income tax purposes. Accordingly, prior to the business combination, our taxable income and losses were reported on the income tax returns of MJF’s members. Therefore, no income tax is provided prior to June 17, 2019.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. It was determined the CARES Act did not materially impact our tax provision as of December 31, 2020.

The accounting for the business combination of Ample reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities, intangible assets and income taxes.

      In April 2020, we were granted a loan, or the PPP Loan, from a lender in the aggregate amount of $2.2 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. As of December 31, 2020, debt forgiveness has not been obtained and we are accounting for the PPP Loan as a liability and accrue interest expense using the effective interest method.

The following table sets forth the expense or (benefit) for income taxes:

	December 31,	June 30,
	2020	2020	2019
Income tax expense
Current income taxes
U.S. federal	$—	$30,985	$—
U.S. state	200	—	—
Total current income taxes	$200	$30,985	$—

	December 31,		June 30,
	2020	2019	2020	2019
Deferred income taxes
U.S. federal	$—	$—	$—	$—
U.S. state	—	—	—	—
Total deferred income tax benefit	$—	$—	$—	$—

The following table sets forth reconciliations of the income tax expense at the statutory federal income tax rate to actual expense based on income or loss before income taxes:

	December 31,	June 30,
	2020	2020	2019
Income tax expense attributable to:
Federal	$(3,560,998)	$(3,255,706)	$(2,509,246)
State, net of federal benefit	(553,871)	(862,690)	(13,452)
Foreign tax rate differential	29,617	(2,645)	—
Permanent differences	1,263,151	312,525	—
Rate change	60,220	—	—
Restricted stock awards	—	—	816,505
Changes in valuation allowance	2,762,081	3,884,440	85,455
Provision to return adjustment	—	(45,134)	—
Losses from flow-through entity not subject to tax	—	—	1,640,066
Other adjustments	—	195	(19,328)
Effective income tax expense	$200	$30,985	$—

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

	December 31, 2020	June 30,
	2020	2020	2019
Noncurrent deferred tax assets:
Employee compensation	$679,106	$378,003	$—
Debt issuance costs	343,612	323,183	—
Revenue recognition	—	156,022	22,226
Settlement accrual	182,896	—	—
Fixed assets	831,196	—	—
Federal and state net operating loss	6,337,897	4,082,297	63,229
Foreign net operating loss	2,586,671	258,083	—
Other	27,410	—	—
Total deferred tax assets	$10,988,788	$5,197,588	$85,455

Noncurrent deferred tax liabilities:
Fixed assets	—	(653,819)	—
Intangibles	(2,717,717)	(1,808,960)	—
Deferred tax liabilities	$(2,717,717)	$(2,462,779)	$—
Valuation allowance	(8,271,071)	(2,734,809)	(85,455)
Deferred taxes after valuation allowance	$—	$—	$—

During the six months ended December 31, 2020, valuation allowances on deferred tax assets that are not anticipated to be realized increased by $5.5 million of which $2.7 million was recorded in purchase accounting and the remainder of $2.8 million was recorded to deferred expense.

Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax losses. The measurement of deferred tax assets is reduced by a valuation allowance if based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded as of December 31, 2020 and June 30, 2020 are appropriate.

We have deferred tax assets related to U.S. federal tax and state tax carryforwards for net operating losses, which will not expire in the amount of $24.5 million. The U.S. federal net operating loss carryforwards do not expire and the U.S. state net operating loss carryforwards expire at various dates beginning in 2039. We have deferred tax assets related to foreign net operating loss carryforward, which begin to expire in 2028, in the amount of $9.8 million.

We are not currently under examination for any of the major jurisdictions where we conduct business as of December 31, 2020, however, all of our tax years remain subject to examination. Our management does not believe there are significant uncertain tax positions in 2020 and as a result we do not expect any cash payments in the next 12 months, however, an uncertain tax position related to potential penalties in the amount of $50,000 has been recorded in connection with one of the business combinations during the six months ended December 31, 2020. There is no interest related to uncertain tax positions in 2020.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 16 – Revisions of Previously Issued Financial Statements

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

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2020

Note 17 - Subsequent Events

On February 2, 2021, the Company and Holders of the outstanding Convertible Notes agreed, in connection with our installment notice for the February 1, 2021 installment amount, to increase the installment amount for February 1, 2021, in the aggregate, by $4,400,000, and the Holders have elected to defer the increased installment amount from February 1, 2021 to March 1, 2021, with the increased Installment Amount and such deferral being effective as of January 31, 2021. The Company issued 1,113,969 shares of common stock of Akerna to the holders of Akerna’s convertible notes upon conversion of installment amounts due under the terms of the notes during the first quarter of 2021.

On March 11, 2021, Akerna issued a press release announcing the execution of a purchase agreement to acquire Viridian Sciences Inc. (“Viridian”), a cannabis business management software system built on SAP Business One.

