Form 10-Q
period 2021-03-31
Akerna Corp.
filed 2021-05-21
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from / to

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Larimer Street, #246 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (888) 932-6537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase one share of common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of May 17, 2021, there were 24,136,076 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.
 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash	$15,426,759	$17,840,640
Restricted cash	500,000	500,000
Accounts receivable, net	1,887,093	1,753,547
Prepaid expenses and other current assets	2,095,614	2,458,727
Total current assets	19,909,466	22,552,914

Fixed assets, net	1,139,689	1,193,433
Investment, net	229,883	233,664
Capitalized software, net	4,201,065	3,925,739
Intangible assets, net	6,974,546	7,388,795
Goodwill	41,874,527	41,874,527
Total Assets	$74,329,176	$77,169,072

Liabilities and Equity

Current liabilities
Accounts payable, accrued expenses and other accrued liabilities	$3,060,746	$3,188,576
Deferred revenue	1,105,869	843,900
Current portion of long-term debt	8,781,302	11,707,363
Derivative liability	487,372	311,376
Total current liabilities	13,435,289	16,051,215

Long-term debt, less current portion	1,127,843	3,895,237

Total liabilities	14,563,132	19,946,452

Commitments and contingencies (Note 8)

Equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, none are issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of March 31, 2021 and December 31, 2020, with $1.00 preference in liquidation; exchangeable shares, no par value, 1,647,287 and 2,667,349 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively See Note 4	12,601,744	20,405,219
Common stock, par value $0.0001; 75,000,000 shares authorized, 23,067,517 and 19,901,248 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,306	1,990
Additional paid-in capital	110,903,949	94,086,433
Accumulated other comprehensive loss	(104,727)	(91,497)
Accumulated deficit	(63,637,228)	(57,179,525)
Total equity	$59,766,044	$57,222,620
Total liabilities and equity	$74,329,176	$77,169,072

 The accompanying notes are an integral part of these condensed consolidated financial statements

 AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues
Software	$3,795,153	$2,346,310
Consulting	172,747	692,584
Other	46,124	31,652
Total revenues	4,014,024	3,070,546
Cost of revenues	1,454,167	1,396,219

Gross profit	2,559,857	1,674,327

Operating expenses
Product development	1,424,100	874,787
Sales and marketing	1,735,915	2,040,751
General and administrative	1,852,962	3,457,262
Depreciation and amortization	1,052,883	180,229
Total operating expenses	6,065,860	6,553,029

Loss from operations	(3,506,003)	(4,878,702)

Other (expense) income:
Interest expense	(776,181)	—
Interest income	1,801	33,522
Change in fair value of convertible notes	(1,991,272)	—
Change in fair value of derivative liability	(175,996)	236,917
Other expense, net	—	(124)
Total other (expense) income	(2,941,648)	270,315

Net loss before income taxes and equity in losses of investee	(6,447,651)	(4,608,387)
Income tax expense	(6,270)	—
Equity in losses of investee	(3,782)	—

Net loss	(6,457,703)	(4,608,387)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	101,175
Net loss attributable to Akerna shareholders	$(6,457,703)	$(4,507,212)

Basic and diluted weighted average common stock outstanding	22,209,072	12,469,737
Basic and diluted net loss per common share	$(0.29)	$(0.36)

The accompanying notes are an integral part of these condensed consolidated financial statements

2

AKERNA CORP
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net loss	$(6,457,703)	$(4,608,387)
Other comprehensive (loss) income:
Foreign currency translation	(230)	—
Unrealized loss on convertible notes	(13,000)	—
Comprehensive loss	$(6,470,933)	$(4,608,387)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2021

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – January 1, 2021	2,667,349	$20,405,219	19,901,248	$1,990	$94,086,433	$(91,497)	$(57,179,525)	$57,222,620
Conversion of Exchangeable Shares to common stock	(1,020,062)	(7,803,475)	1,020,062	102	7,803,373	—	—	—
Settlement of convertible debt	—	—	2,080,140	208	8,467,292	—	—	8,467,500
Shares withheld for withholding taxes	—	—	(48,948)	(5)	(333,842)	—	—	(333,847)
Stock-based compensation	—	—	—	—	503,379	—	—	503,379
Settlement of liabilities with shares	—	—	101,705	10	377,315	—	—	377,325
Restricted stock vesting	—	—	13,978	1	(1)	—	—	—
Forfeitures of restricted shares	—	—	(668)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(230)	—	(230)
Unrealized loss (gains) on convertible notes	—	—	—	—	—	(13,000)	—	(13,000)
Net loss	—	—	—	—	—	—	(6,457,703)	(6,457,703)
Balance – March 31, 2021	1,647,287	$12,601,744	23,067,517	$2,306	$110,903,949	$(104,727)	$(63,637,228)	$59,766,044

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2020

(unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'	Noncontrolling Interests in Consolidated	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Subsidiary	Equity

Balance – January 1, 2020	10,921,485	$1,093	$51,060,652	$—	$(31,288,614)	$19,773,131	$—	$19,773,131
Common shares issued in exchange for interest in consolidated subsidiary	1,950,000	195	17,549,805	—	—	17,550,000	—	17,550,000
Noncontrolling interests in acquired subsidiary	—	—	—	—	—	—	4,863,433	4,863,433
Stock-based compensation	—	—	301,948	—	—	301,948	—	301,948
Forfeitures of restricted shares	(15,813)	(2)	2	—	—	—	—	—
Net loss	—	—	—	—	(4,507,212)	(4,507,212)	(101,175)	(4,608,387)
Balance – March 31, 2020	12,855,672	$1,286	$68,912,407	$—	$(35,795,826)	$33,117,867	$4,762,258	$37,880,125

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,457,702)	$(4,608,387)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in losses of investment	3,782	—
Bad debt	(10,516)	208,729
Stock-based compensation expense	503,379	301,948
Amortization of deferred contract cost	118,519	—
Non-cash interest expense	769,773	—
Depreciation and amortization	1,052,882	2,824
Foreign currency loss	(18,801)	—
Change in fair value of convertible notes	1,991,272	—
Change in fair value of derivative liability	175,995	(236,917)
Changes in operating assets and liabilities:
Accounts receivable	(177,832)	234,203
Prepaid expenses and other current assets	236,339	(631,319)
Other assets	—	(58,925)
Accounts payable and accrued liabilities	152,455	975,312
Deferred revenue	286,637	(101,237)
Net cash used in operating activities	(1,373,818)	(3,913,769)

Cash flows from investing activities
Developed software additions	(704,637)	(604,851)
Furniture, fixtures, and equipment additions	—	(53,621)
Cash paid for business combination, net of cash acquired	—	101,340
Net cash used in investing activities	(704,637)	(557,132)

Cash flows from financing activities
Value of shares withheld for related to tax withholdings	(333,847)	—
Net cash (used in) provided by financing activities	(333,847)	—
Effect of exchange rate changes on cash and restricted cash	(1,579)	—
Net change in cash and restricted cash	(2,413,881)	(4,470,901)
Cash and restricted cash - beginning of period	18,340,640	19,280,897
Cash and restricted cash - end of period	$15,926,759	$14,809,996
Cash paid for interest	—	—
Cash paid for taxes	—	—
Supplemental Disclosure of non-cash investing and financing activity:
Settlement of convertible notes in common stock	8,467,292	—
Conversion of exchangeable shares to common stock	7,803,475	—
Settlement of other liabilities in common stock	377,325	—

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business, Liquidity and Capital Resources

Description of Business

Akerna Corp., herein referred to as we, us our or Akerna, through our wholly owned subsidiaries MJ Freeway, LLC, or MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc, or Ample, and solo sciences, inc, or Solo, provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®and Trellis® to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Through Solo, we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight the authenticity and signify transparency.

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

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the three months ended March 31, 2021, we incurred a loss from operations of $3.5 million and used cash in operations of $1.4 million.  As of March 31, 2021, we had cash of $15.4 million, excluding restricted cash, and working capital of $6.5 million.

During 2020, we implemented a number of cost reduction initiatives reducing costs and identifying cost savings that we expect to result in annual savings of an additional $3.0 million to $4.0 million, primarily a result of a reduction in workforce. On December 23, 2020, we entered into waivers with all the holders of our outstanding senior secured convertible notes. We may now elect, to pay installment amounts under the Notes prior to April 1, 2021, by issuing shares of common stock pursuant to installment conversions or by paying cash. On February 2, 2021, we agreed, in connection with the Company’s installment notice for the February 1, 2021 installment amount, to increase the installment amount for February 1, 2021, in the aggregate, by $4,400,000. From February 11, 2021 through March 10, 2021, we issued shares of common stock of Akerna to the holders of Akerna’s convertible notes upon conversion of installment amounts. As of March 31, 2021, the principal balance of the senior secured convertible notes was $7.5 million, which we can settle in cash or by issuing shares at the company's  election.

After considering all available evidence, we determined that, due to our current positive working capital, our ability to repay our senior secured convertible note with shares of our common stock, and our initiatives to reduce operating expenditures, that we have sufficient working capital to sustain operations for a period of at least twelve months from the date that our March 31, 2021 financial statements were issued. Management will continue to evaluate our liquidity and capital resources.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

The condensed consolidated balance sheet as of and for the period ended December 31, 2020, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the period ended December 31, 2020, which were included in our report on Form 10-K filed on March 31, 2021.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results could differ materially from those estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the three months ended March 31, 2021 and 2020, one government client accounted for 12% and 25% of total revenues, respectively. As of March 31, 2021 and December 31, 2020, two government clients accounted for a total of 34% and 36% of net accounts receivable, respectively.

Foreign Currency Translation

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

In the following table, we disclose our long-lived assets by geographical location (in thousands):

	As of March 31, 2021	As of December 31, 2020
Long-lived assets:
United States	$10,969	$9,994
Canada	5,615	5,074
Total	$16,584	$15,068

Warrant Liabilities

We classify private placement warrants as liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

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

The FASB has issued guidance regarding whether internal-use software development costs should be capitalized or charged to expense. Depending upon on the nature of the costs and the project stage in which they are incurred. Capitalized development costs are subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. Following our change in fiscal year end effective December 31, 2020, the guidance is applicable for us for the year ending December 31, 2020 and in interim periods thereafter, with early adoption permitted, including adoption in an interim period. We are evaluating the impact of adoption of the new standard on our financial statements.

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

Note 3 – Revenue

Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"

  On July 1, 2020, we adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of March 31, 2021 and December 31, 2020, and three months ended March 31, 2021 in the accompanying consolidated financial statements are presented under ASC 606, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods.

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

Revenue Recognition Policies for the three months ended March 31, 2020

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

Other Revenues

We sell solo*TAG’s and solo*CODEs to customers by the roll of printed labels or as a digital code that allows customers to directly print their packing. When customers active a solo*TAG or solo*CODE, we receive an activation fee, which is recognized upon activation by the customer. From time to time, we may purchase equipment for resale to customers. Such equipment is generally drop-shipped to our customers. We recognize revenue as these products are delivered.

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

Revenue Recognition Policies for the three months ended March 31, 2021

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

Disaggregation of Revenue

The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time, typically one year. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. The Company's contracts typically have a one-year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

The following table summarizes revenue disaggregation by product for the following periods (in thousands):

	For the Three Months Ended March 31,
	2021	2020 (1)
Government	$1,053	$1,118
Non-government	2,961	1,953
	$4,014	$3,071

(1) As noted above, prior periods have not been adjusted for the adoption of ASC 606 and are presented in accordance with historical accounting guidance in effect for those periods.

	For the Three Months Ended March 31,
	2021	2020 (1)
United States	$2,659	$3,071
Canada	1,355	—
	$4,014	$3,071

Software. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform, Ample and Trellis, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services.  Software contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year, although we do have some multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

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

Transaction Price Allocated to Future Performance Obligation

ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of March 31, 2021 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $1.1 million as of March 31, 2021, of which $0.8 million is expected to be recognized as revenue over the next twelve months.

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

The following table summarizes deferred revenue activity for the three months ended March 31, 2021 (in thousands):

	As of December 31, 2020	Net additions	Revenue recognized	As of March 31, 2021
Deferred revenue	$844	3,752	(4,014)	$582

Of the $4.0 million of revenue recognized in the three months ended March 31, 2021, $0.5 million was included in deferred revenue at December 31, 2020.

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

The following table summarizes deferred contract cost activity for the three months ended March 31, 2021 (in thousand):

	As of December 31, 2020	Additions	Amortized costs (1)	As of March 31, 2021
Deferred contract costs	$228	105	(119)	$214

(1) Includes contract costs amortized to sales and marketing expense during the period.

Note 4 – Significant Transactions

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

Preliminary Fair Value
Exchangeable shares issued	$25,203
Cash	5,724
Contingent consideration	604
Total preliminary fair value of consideration transferred	$31,531

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Cash	$445
Accounts receivable	917
Prepaid expenses and other current assets	595
Acquired technology	850
Customer relationships	2,660
Acquired trade name	285
Goodwill	25,806
Furniture, fixtures and equipment	1,327
Accounts payable and accrued expenses	(805)
Deferred revenue	(549)
Net assets acquired	$31,531

The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to identifiable assets acquired and liabilities assumed are based on management’s estimates and assumptions.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations for Akerna, Trellis, Solo, and Ample as though the companies were combined as of the beginning of our fiscal 2020 (in thousands):

Three Months Ended March 31
2020
Revenue	$4,773
Net loss	$(6,717)

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

During the three months ended March 31, 2021, several Ample shareholders exchanged a total of 1,020,062 exchangeable shares with a value of $7,803,475 for the same number of shares of Akerna common stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of March 31, 2021, there were a total of 1,647,287 exchangeable shares issued and outstanding.

Note 5 - Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2021	2020
Software and technology	$505,679	$480,651
Professional services, dues and subscriptions	653,104	826,195
Insurance	118,762	243,222
Deferred contract costs	214,036	227,718
Unbilled receivables	549,730	612,446
Other	54,303	68,495
Total prepaid expenses and other current assets	$2,095,614	$2,458,727

Accounts payable and accrued liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2021	2020
Accounts payable	$495,819	$513,610
Professional fees	512,419	333,709
Sales taxes	294,029	216,367
Compensation	266,086	311,379
Contractors	1,172,404	1,281,857
Other	319,989	531,654
Total accounts payable and accrued liabilities	$3,060,746	$3,188,576

Note 6 - Fair Value

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

For the Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Fair value balance as of December 31, 2020	$13,398,000
Payments on Convertible Notes	(7,697,727)
Change in fair value reported in the statements of operations	1,991,272
Change in fair value reported in other comprehensive loss	13,000
Fair value balance as of March 31, 2021	$7,704,545

The estimated fair value of the Convertible Notes as of March 31, 2021 and December 31, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Convertible Notes reflect our assumptions about the assumptions that market participants would use in valuing the Convertible Notes as of the issuance date and subsequent reporting period.

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	March 31, 2021		December 31, 2020
Face value principal payable (in thousands)	$7,475,000		$15,172,272
Original conversion price	$11.50		$11.5
Value of Common Stock	$4.94		$3.24
Expected term (years)	2.17		2.3
Volatility	86%		77%
Market yield	26.4%	to 26.6%	27.1%	to 27.2%
Risk free rate	0.2%		0.1%

Fair Value Measurement – Warrants

In connection with MTech Acquisition Corp.'s ("MTech") initial public offering, MTech sold 5,750,000 units at a purchase price of $10.00 per unit, inclusive of 750,000 units sold to the underwriters on February 8, 2018, upon the underwriters’ election to fully exercise their over-allotment option. Each unit consisted of one share of MTech’s common stock and one warrant of MTech (“MTech Public Warrant”). Each MTech Public Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $11.50. Concurrently with MTech’s initial public offering, MTech sold 243,750 units at a purchase price of $10.00 per unit on a private offering basis.  Each unit consisted of one share of MTech’s common stock and one warrant of MTech (“MTech Private Warrant”). Each MTech Private Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $11.50.

Upon completion of the mergers between MTech and MJF on June 17, 2019, as contemplated by the Merger Agreement dated October 10, 2018, as amended ("Mergers"), the MTech Public Warrants and the MTech Private Warrants were converted, respectively, at an exchange ratio of one-for-one to a warrant to purchase one share of Akerna’s common stock with identical terms and conditions as the MTech Public Warrants (“Public Warrant”) and the MTech Private Warrants (“Private Warrant”, collectively with the Public Warrants, “Warrants”)  In connection with the completion of the Mergers, we also issued 189,365 common stock purchase warrants upon the cashless exercise of a unit purchase option, which warrants have identical terms to the Public Warrants and are included in references to Public Warrants and Warrants herein.

For the Private Warrants classified as derivative liabilities, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Fair value balance as of December 31, 2020	$311,376
Change in fair value reported in the statements of operations	175,996
Fair value balance as of March 31, 2021	$487,372

We utilized a binomial lattice model, which incorporates significant inputs, specifically the expected volatility, that are not observable in the market, and thus represents a Level 3 measurement as defined in GAAP. The unobservable inputs utilized for measuring the fair value of the Private Warrants reflect our estimates regarding the assumptions that market participants would use in valuing the Warrants as of the end of the reporting periods.

We record the fair value of the Private Warrants in the consolidated balance sheets under the caption “derivative liabilities” and recognize changes to the liability against earnings or loss each reporting period. Upon exercise of the Private Warrants, holders will receive a delivery of Akerna shares on a net or gross share basis per the terms of the Private Warrants and any exercise will reclassify the Private Warrants, at the time of exercise, to shareholder’s equity to reflect the equity transaction.  There are no periodic settlements prior to the holder exercising the Private Warrants. There were no transfers in or out of Level 3 from other levels for the fair value hierarchy.

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	March 31, 2021	December 31, 2020
Number of Private Warrants	225,635	$225,635
Original conversion price	$11.50	$11.50
Value of Common Stock	$4.94	$3.24
Expected term (years)	3.21	3.46
Volatility	95.4%	102.3%
Risk free rate	0.4%	0.2%

Note 7 - Loss Per Share

During the three months ended March 31, 2021, we used the two-class method to compute net loss per share because we issued securities other than common stock that is economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna common stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interest in Ample. The two-class method requires earnings for the period to be allocated between common stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

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

The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	As of March 31,
	2021	2020
Shares issuable upon exchange of Exchangeable Shares	1,647,287	—
Shares of common stock issuable in upon conversion of Convertible Notes	612,609	—
Warrants	5,813,804	5,813,804
Unvested restricted stock units	664,258	325,121
Unvested restricted stock awards	33,062	75,654
Total	8,771,020	6,214,579

Note 8 - Commitments and Contingencies

Litigation

On December 4, 2020, TechMagic USA LLC filed suit against our wholly-owned subsidiary, Solo, in Massachusetts Superior Court, Department Business Litigation, seeking recovery of up to approximately $1.07 million for unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 by and between TechMagic and Solo. The invoices set forth services that TechMagic USA LLC purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and November 2020 totaling approximately $787,000. During our fiscal year ended June 30, 2020, we received invoices totaling an aggregate amount of approximately $392,000. After our year ended June 30, 2020, through December 31, 2020, we have received invoices totaling an aggregate amount of approximately $395,000. The suit seeks continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties dispute the effective date of the termination. Solo disputes the validity of the invoices, in whole or in part, and intends to defend the suit vigorously. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of 5.1% of our issued and outstanding shares of common stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC. As of March 31, 2021 and December 31, 2020, we recognized a loss contingency of $0.6 million.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and our wholly-owned subsidiary, MJ Freeway, LLC, in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2 million for services allegedly provided pursuant to a Subcontractor Agreement between MJ Freeway and TreCom. After our year ended June 30, 2020, through April 30, 2021, we have received invoices totaling an aggregate amount of approximately $497,354.70. The suit seeks continued fees through the end of April, 2025. MJ Freeway provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJ Freeway disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna intends to defend the suit vigorously. As of March 31, 2021, we recognized a loss contingency of $0.5 million.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2021, and through the date these financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the financial statements.

Note 9 – Revisions of Previously Issued Financial Statements

On June 17, 2019, we completed the Mergers with MTech. Prior to the Mergers, MTech was a special purpose acquisition company and had completed an initial public offering in October 2018, which included the issuances of the MTech Private Warrants in a simultaneous private placement transaction. The MTech Private Warrants were exchanged for our Private Warrants as part of the Mergers and our Private Warrants remain outstanding as of March 31, 2021. We previously accounted for these outstanding Private Warrants as components of equity rather than as derivative liabilities. In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC on April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated our outstanding warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation and in consultation with the Audit Committee, we concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40. As a result, these warrants are precluded from equity classification and should be recorded as derivative liabilities remeasured to fair value at each reporting period. We assessed the materiality of these errors on prior periods’ financial statements and concluded that the errors were not material to any prior annual or interim periods. However, we are revising the prior periods’ financial statements when they are next issued in these condensed consolidated financial statements and we are reclassifying the Private Warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognizing changes in the estimated fair value of the derivative instruments from the prior period in the Company’s operating results for the current period.  See Item. 4 of Part I, Controls, and Procedures.

The Company's change in accounting for the Private Warrants from components of equity to derivative liabilities has no impact on the Company's current or previously reported cash position.

The tables below disclose the effects on the financial statements included in this Quarterly Report on Form 10-Q and the financial statements yet to be reissued:

	Year Ended June 30, 2019
	As reported	Adjustment	As revised
Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$(2,015,812)	$(2,015,812)
Net loss	(12,403,215)	(2,015,812)	(14,419,027)
Net loss per share	(2.05)	—	(2.39)

	Three Months Ended March 31, 2020
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$236,917	$236,917
Net loss	(4,744,129)	236,917	(4,507,212)
Net loss per share	(0.38)	—	(0.36)

	Year Ended June 30, 2020
	As reported	Adjustment	As revised
Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$1,962,034	$1,962,034
Net loss attributable to Akerna shareholders	(15,534,345)	1,962,034	(13,572,311)
Net loss per share	(1.31)	—	(1.14)

	Three Months Ended September 30, 2020
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$762,646	$762,646
Net loss attributable to Akerna shareholders	(4,741,876)	762,646	(3,979,230)
Net loss per share	(0.34)	—	(0.28)

	Six Months Ended December 31, 2020
	As reported	Adjustment	As revised
Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$746,852	$746,852
Net loss attributable to Akerna shareholders	(16,957,334)	746,852	(16,210,482)
Net loss per share	(1.06)	—	(1.01)

	As of June 30, 2019
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Derivative liability	$—	$(3,042,000)	$(3,042,000)
Total liabilities	(2,442,503)	(3,042,000)	(5,484,503)
Additional paid-in capital	47,325,421	(1,026,188)	46,299,233
Accumulated deficit	(25,566,746)	(2,015,812)	(27,582,558)

	As of June 30, 2020
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Derivative liability	$—	$(1,058,228)	$(1,058,228)
Total liabilities	(21,955,213)	(1,058,228)	(23,013,441)
Additional paid-in capital	72,906,924	(1,004,450)	71,902,474
Accumulated deficit	(41,101,091)	(53,778)	(41,154,869)

	As of December 31, 2020
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Derivative liability	$—	$(311,376)	$(311,376)
Total liabilities	(19,635,076)	(311,376)	(19,946,452)
Additional paid-in capital	95,090,883	(1,004,450)	94,086,433
Accumulated deficit	(57,872,599)	693,074	(57,179,525)

Note 10 - Subsequent Events

On April 1, 2021, Akerna acquired Viridian Sciences Inc. (“Viridian”), a cannabis business management software system built on SAP Business One in an all-stock deal worth $6.0 million.

Because the acquisition occurred after March 31, 2021, no results of operations of Viridian are included in our condensed consolidated statements of operations for the three months ended March 31, 2021. It is currently impractical to disclose a preliminary purchase price allocation or pro forma financial information combining both companies as of the earliest period presented in these financial statements as Viridian is currently in the process of closing their books and records.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.

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

●

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, under Part I, Item 1A, “Risk Factors.”

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

In April 2021, we completed our acquisition of Viridian Sciences Inc. (“Viridian”), a cannabis business management software system built on SAP Business One.

Financial Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 94.5% and 76.4% of our revenue for the three months ended March 31, 2021 and 2020, respectively.  Revenue from consulting services comprised approximately 4.3% and 22.6% of our revenue for three months ended March 31, 2021 and 2020, respectively.

Software. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform, Ample and Trellis, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. Software contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year, although we do have some multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

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

Total Other (Income) Expense, Net

   Total other (income) expense, net consists of interest income on cash and cash equivalents, quarterly remeasurement of the fair value of our convertible notes and derivative liability, foreign currency gains and losses, and other nonoperating gains and losses.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Transition Report on Form 10-K for the six-month period ended December 31, 2020. Since the date of the Transition Report, there have been no material changes to our critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

	Three Months Ended March 31,		Change
	2021	2020	Period over Period
Revenues:
Software	$3,795,153	$2,346,310	$1,448,843	62%
Consulting	172,747	692,584	(519,837)	(75)%
Other	46,124	31,652	14,472	46%
Total revenue	4,014,024	3,070,546	943,478	31%

Cost of revenues	1,454,167	1,396,219	57,948	4%
Gross profit	2,559,857	1,674,327	885,530	53%
Gross profit margin	64%	55%

Operating expenses:
Product development:	1,424,100	874,787	549,313	63%
Sales and marketing	1,735,915	2,040,751	(304,836)	(15)%
General and administrative	1,852,962	3,457,262	(1,604,300)	(46)%
Depreciation and amortization	1,052,883	180,229	872,654	nm
Total operating expenses	6,065,860	6,553,029	(487,169)	(7)%

Loss from operations	$(3,506,003)	$(4,878,702)	$(1,372,699)	28%

nm – percentage change not meaningful

Software Revenue

Our total software revenue increased to $3.8 million for the fiscal three months ended March 31, 2021 from $2.3 million for the three months ended March 31, 2020, for an increase of $1.4 million, or 62%. Software revenue accounted for 95% and 76% of total revenue for the three months ended March 31, 2021 and 2020, respectively. The increase in software revenue during the three months ended March 31, 2021 was primarily attributable to revenue generated from our acquisition of Ample and Trellis.

Software revenues generated from government clients totaled $1.1 million during the three months ended March 31, 2021 and 2020, respectively.

Consulting Revenue

Our consulting revenue was $0.2 million for the three months ended March 31, 2021 compared to $0.7 million for the three months ended March 31, 2020, a decrease of $0.5 million, or 75%. This decrease is mainly due to the impact of COVID-19. Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual year-over-year comparisons experienced variability depending on the timing of recent legislative changes. During the COVID-19 pandemic and resulting shut-down, state legislatures have turned their focus to the pandemic and tabled work on cannabis legislation, which resulted in delays in our providing consulting services. However, many state ballot initiatives were passed for new medical or adult-use marijuana laws in the November 2020 elections. We expect, despite the slowing of our consulting activity experienced during the pandemic, we expect increased demand for our services in the second half of calendar 2021.

Consulting revenue was 4% and 23% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity as well as the ongoing pandemic as a driver of demand, the quarters in which we recognize consulting revenue has varied from year to year depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware. Other revenue was less than $0.1 million for the three months ended March 31, 2021 and 2020. Other revenue was 1% and 1% of total revenue for the three months ended March 31, 2021 and 2020.

Cost of Revenue and Gross Profit

Our cost of revenue was $1.5 million,or 36.2% of total revenue, for the three months ended March 31, 2021 compared to $1.4 million, or 45.5% of total revenue, for the three months ended March 31, 2020. The decrease in cost of revenue as a percentage of total revenue was primarily due to the acquisition of Ample, which has a higher gross margin.

Because the applications and services available through the Leaf Data Systems are provided through relationships with third-party service providers at higher costs than those from our commercial software platform contracts, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in the cost of revenues on the statement of operations, were $0.4 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. The decrease in the cost of government revenues incurred by us was due to the lower customer requests of our contracts with the state of Utah and Pennsylvania, and a higher volume of ongoing support and maintenance services provided by subcontractors in connection with the contracts with Pennsylvania and Washington.

Operating Expenses

Product development expense was $1.4 million for the three months ended March 31, 2021, compared to $0.9 million for the three months ended March 31, 2020, an increase of $0.5 million, or 63%. Product development expense increased primarily as a result of the acquisitions of Ample and Trellis and an increase in stock-based compensation expense, partially offset by reduced usage of third-party contractors associated with software development.

Sales and marketing expense was $1.7 million for the three months ended March 31, 2021, compared to $2.0 million for the three months ended March 31, 2020, a decrease of $0.3 million, or 15%. Sales and marketing decreased primarily due to a reduction in customer event spend due primarily to cancelling all in-person customer activities and events as a result of the COVID-19 pandemic.

General and administrative expense was $1.9 million for the three months ended March 31, 2021, compared to $3.5 million for the three months ended March 31, 2020, a decrease of $1.6 million, or 46%. This decrease was primarily due to $1.0 million in transactional costs we incurred during the three months ended March 31, 2020 in connection with our acquisition of Ample and Trellis. Bad debt expense also decreased by $0.2 million, during the three months ended March 31, 2021, as compared to 2020, due to our improvement in the overall quality of our revenue and client portfolio, enhancement of our sales and marketing team has resulted in a steady decline in the number and amount of delinquent accounts resulting in bad debt expense since the three months ended March 31, 2021. During the three months ended March 31, 2021, we also had a decrease of $0.3 million in salaries and overhead as a direct result of cost-saving measures placed into service during 2020.

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

We define EBITDA as net loss before interest expense, interest income changes in fair value of convertible notes, provision for income taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	share-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations that are required to be expensed as incurred in accordance with GAAP, because business combination related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with debt issuance when we elect the fair value option to account for the debt instrument because if we had not elected the fair value option such costs would be recognized as an adjustment to the effective interest and excluded from EBITDA;
●	Changes in the fair value of derivative liability as the fair value of these instruments changes period over period on the basis of factors not reflective of operating results, which effects the comparability of results of operations and liquidity;
●	restructuring costs because we believe these costs are not representative of operating performance;
●	equity in earnings (losses) of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years; and
●	other non-operating expenses which include a one-time gain on asset sale, which effects the comparability of results of operations and liquidity.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2021	2020
Net loss	$(6,457,703)	$(4,608,387)
Adjustments:
Interest expense	776,181	—
Interest income	(1,801)	(33,522)
Change in fair value of convertible notes	1,991,272	—
Change in fair value of derivative liability	175,996	(236,917)
Income tax expense	6,270	—
Depreciation and amortization	1,052,883	180,229
EBITDA	$(2,456,902)	$(4,698,597)
Stock-based compensation expense	503,379	301,948
Business combination and merger related costs	43,991	1,218,432
Non-recurring financing fees	17,884	—
Restructuring charges	47,187	—
Equity in losses of investee	3,782	—
Adjusted EBITDA	$(1,840,679)	$(3,178,217)

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash in operations, and relied on capital raising transactions to continue ongoing operations. During the three months ended March 31, 2021, we incurred a loss from operations of $3.5 million and used cash in operations of $1.4 million.  As of March 31, 2021, we had cash of $15.4 million, excluding restricted cash, and working capital of $6.5 million.

During 2020 we implemented a number of cost reduction initiatives reducing costs and identifying cost savings that we expect to result in annual savings of an additional $3.0 million to $4.0 million, primarily a result of a reduction in workforce. On December 23, 2020, we entered into waivers with all the holders of our outstanding senior secured convertible notes. We may now elect, to pay installment amounts under the Notes prior to April 1, 2021, by issuing shares of common stock pursuant to installment conversions or by paying cash. On February 2, 2021, we agreed, in connection with the Company’s installment notice for the February 1, 2021 installment amount, to increase the installment amount for February 1, 2021, in the aggregate, by $4,400,000. From February 11, 2021 through March 10, 2021, we issued shares of common stock of Akerna to the holders of Akerna’s convertible notes upon conversion of installment amounts. As of March 31, 2021, the principal balance of the senior secured convertible notes was $7.5 million, which we can continue to pay by issuing shares.

During the three months ended March 31, 2021, the Company incurred a number of one-time, non-recurring expenses of approximately $0.1 million. These expenses include business combination expenses, restructuring, and other non-recurring charges.  We expect that our current working capital is sufficient to fund our operations and commitments for a period of at least twelve months from the date these financial statements are issued.

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

After considering all available evidence, we determined that, due to our current positive working capital, our ability to repay our senior secured convertible note with shares of our common stock, and our initiatives to reduce operating expenditures, that we have sufficient working capital to sustain operations for a period of at least twelve months from the date that our March 31, 2021 financial statements were issued. Management will continue to evaluate our liquidity and capital resources.

Cash Flows

Our cash and restricted cash balances were $15.9 million and $14.8 million as of March 31, 2021 and 2020, respectively. Cash flow information for the three months ended March 31, 2021, and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Cash (used in) provided by:
Operating activities	$(1,373,818)	$(3,913,769)
Investing activities	(704,637)	(557,132)
Financing activities	(333,847)	—
Effect of change in exchange rates on cash and restricted cash	(1,579)	—
Net decrease in cash and restricted cash	$(2,413,881)	$(4,470,901)

Sources and Uses of Cash for the three months ended March 31, 2021 and 2020

Net cash used in operating activities decreased to $1.4 million during the three months ended March 31, 2021, from $3.9 million during the three months ended March 31, 2020, a decrease of $2.5 million. The decrease in cash used in operating activities was primarily due to improvements in cash flows from working capital changes.

Net cash used in investing activities totaled $0.7 million during the three months ended March 31, 2021, as a result of amounts invested in the development of our software products. Net cash used by investing activities during the three months ended March 31, 2020, was $0.6 million as a result of amounts invested in the development of our software products.

Net cash used in financing activities totaled $0.3 million during the three months ended March 31, 2021 and represents cash paid for the value of shares withheld for tax withholdings on restricted stock units that vested. We did not have any cash financing activities during the three months ended March 31, 2020.

Warrant Liability and Financial Statement Revisions

As discussed in Note 9 to the accompanying financial statements, during the course of preparing this report, we determined that our Private Warrants, previously recorded in stockholders’ equity, were not properly classified as derivative liabilities, which resulted in primarily the overstatement of net losses attributable to Akerna’s shareholders for each of the reporting periods identified in that note. We assessed the materiality of these errors on prior periods’ financial statements and concluded that the errors were not material to any prior annual or interim periods, but the cumulative adjustments necessary to correct the errors would be material if we recorded the corrections in the period in which the errors were identified. In accordance with GAAP, we are revising the prior periods’ financial statements when they are next issued.

As a result of the revisions to prior period financial statements, certain items discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previously filed Form 10-KT for the six-month transition period ended December 31, 2020 have been revised. Our net loss for the year ended June 30, 2019 was revised from $12,403,215 to $14,419,027.  Our net loss for the year ended June 30, 2020 was revised from $15,534,345 to $13,572,311. Our net loss for the six-month period ended December 31, 2020 was revised from $16,957,334 to $16,210,482. In each case, the revision was due solely to the inclusion of the fair value of derivative liability for the Private Warrants.  The revisions had no impact on revenue, gross profit, operating expenses or losses from operations.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to our management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weaknesses in our internal control over financial reporting and prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the Public Warrants and Private Warrants and determined that the Private Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. As a result of this reevaluation, management identified a new material weakness in our internal control over financial reporting related to our improper evaluation of accounting for complex instruments.

Remediation:

We have hired additional experienced resources to fill accounting functions and expects to add further resources, including those to assist in evaluating the appropriate accounting for complex financial instruments. In addition, we have identified upgraded IT, accounting and finance systems, which we expect will automate critical control functions and improve operational effectiveness and efficiencies.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described above in our remediation efforts. Further, subsequent to the end of the fiscal quarter we determined we had an additional material weakness related to the improper evaluation of accounting for complex instruments, as described above.

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

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 8 to our condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our Risk Factors as disclosed in our Transition Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities.

We had 225,635 warrants that were issued in private placements that occurred concurrently with the initial public offering of MTech, our successor (the "private warrants"). These private warrants and the shares of Company common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder's option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the initial public offering, in which case the 225,635 private warrants could be redeemed by the Company for $2,256.35. Under U.S. GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We may face additional risks, including regulatory, litigation, stockholder or other actions and negative impacts on our stock price, as a result of the material weakness in our internal control over financial reporting and revisions to our financial statements.

As a result of our material weaknesses in internal control over financial reporting, the change in accounting for certain warrants, and the related revisions to our prior financial statements or that may in the future be raised by the SEC, we face potential additional risks, including regulatory, litigation, stockholder or other actions and negative impacts on our stock price, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2021, all sales of Common Shares that were not registered under the Securities Act of 1933 were previously reported on Form 8-K.

During the quarter ended March 31, 2021, the Company did not repurchase any of its Common Shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 to Akerna Corp.’s Form 8-K as filed with the Commission on June 21, 2019)
3.2	Amended and Restated Bylaws of Akerna Corp. (incorporated by reference to Exhibit 3.1 to Akerna Corp.’s Form 8-K as filed with the Commission on June 21, 2019)
10.1	Agreement and Plan of Reorganization with Navigator Acquisition Corp. dated March 10, 2021
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101

XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Jessica Billingsley, Chief Executive Officer and Director (Principal Executive Officer)

May 21, 2021

By:	/s/ John Fowle
John Fowle, Chief Financial Officer (Principal Financial and Accounting Officer)

May 21, 2021

