Form 10-Q
period 2021-06-30
Akerna Corp.
filed 2021-08-12
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 25,929,693 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.
 Condensed Consolidated Balance Sheets
  (unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$11,778,601	$17,840,640
Restricted cash	508,261	500,000
Accounts receivable, net	1,797,708	1,753,547
Prepaid expenses and other current assets	2,395,346	2,458,727
Total current assets	16,479,916	22,552,914

Fixed assets, net	53,354	1,193,433
Investment, net	226,101	233,664
Capitalized software, net	5,213,267	3,925,739
Intangible assets, net	7,772,289	7,388,795
Goodwill	46,790,018	41,874,527
Total Assets	$76,534,945	$77,169,072

Liabilities and Equity

Current liabilities
Accounts payable, accrued expenses and other accrued liabilities	$4,681,554	$3,188,576
Deferred revenue	1,180,181	843,900
Current portion of long-term debt	7,155,953	11,707,363
Derivative liability	354,247	311,376
Total current liabilities	13,371,935	16,051,215

Long-term debt, less current portion	1,200,647	3,895,237

Total liabilities	14,572,582	19,946,452

Commitments and contingencies (Note 7)	—	—

Equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, with $1 preference in liquidation; exchangeable shares, no par value, 1,039,373 and 2,667,349 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively (See Note 4)	7,951,203	20,405,219
Common stock, par value $0.0001; 75,000,000 shares authorized, 25,332,439 and 19,901,248 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,533	1,990
Additional paid-in capital	123,856,649	94,086,433
Accumulated other comprehensive loss	(105,544)	(91,497)
Accumulated deficit	(69,742,478)	(57,179,525)
Total equity	$61,962,363	$57,222,620
Total liabilities and equity	$76,534,945	$77,169,072

 The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Software	$4,456,728	$2,849,734	$8,251,881	$5,196,043
Consulting	410,884	131,000	583,631	823,584
Other	39,275	22,904	85,399	54,557
Total revenues	4,906,887	3,003,638	8,920,911	6,074,184
Cost of revenues	1,914,380	1,818,565	3,368,547	3,214,784

Gross profit	2,992,507	1,185,073	5,552,364	2,859,400

Operating expenses
Product development	1,527,258	1,088,938	2,951,358	1,963,725
Sales and marketing	1,826,143	2,117,118	3,562,058	4,157,869
General and administrative	4,375,981	3,126,027	6,228,943	6,583,289
Depreciation and amortization	1,314,132	1,036,378	2,367,015	1,216,607
Total operating expenses	9,043,514	7,368,461	15,109,374	13,921,490

Loss from operations	(6,051,007)	(6,183,388)	(9,557,010)	(11,062,090)

Other (expense) income:
Interest (expense) income, net	(163,125)	(2,084)	(937,505)	31,438
Change in fair value of convertible notes	(16,405)	766,000	(2,007,677)	766,000
Change in fair value of derivative liability	133,125	(606,958)	(42,871)	(370,041)
Other (expense) income, net	243	—	243	(124)
Total other (expense) income	(46,162)	156,958	(2,987,810)	427,273

Net loss before income taxes and equity in losses of investee	(6,097,169)	(6,026,430)	(12,544,820)	(10,634,817)
Income tax expense	(4,300)	(30,985)	(10,570)	(30,985)
Equity in losses of investee	(3,782)	(3,692)	(7,564)	(3,692)

Net loss	(6,105,251)	(6,061,107)	(12,562,954)	(10,669,494)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	748,584	—	849,759
Net loss attributable to Akerna shareholders	$(6,105,251)	$(5,312,523)	$(12,562,954)	$(9,819,735)

Basic and diluted weighted average common stock outstanding	24,530,169	13,166,444	23,375,981	12,871,648
Basic and diluted net loss per common share	$(0.25)	$(0.46)	$(0.54)	$(0.83)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	For the Three months ended		For the Six months ended
	June 30, 2021		June 30, 2021
	2021	2020	2021	2020
Net loss	$(6,105,251)	$(6,061,107)	$(12,562,954)	$(10,669,494)
Other comprehensive (loss) income:
Foreign currency translation	2,183	—	1,953	—
Unrealized (loss) gain on convertible notes	(3,000)	63,000	(16,000)	63,000
Comprehensive loss	$(6,106,068)	$(5,998,107)	$(12,577,001)	$(10,606,494)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes inEquity

For the Six Months Ended June 30, 2021

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – January 1, 2021	2,667,349	20,405,219	19,901,248	1,990	94,086,433	(91,497)	(57,179,525)	57,222,620
Conversion of Exchangeable Shares to common stock	(1,020,062)	(7,803,475)	1,020,062	102	7,803,373	—	—	—
Settlement of convertible debt	—	—	2,080,140	208	8,467,292	—	—	8,467,500
Shares withheld for withholding taxes	—	—	(48,948)	(5)	(333,842)	—	—	(333,847)
Stock-based compensation	—	—	—	—	503,379	—	—	503,379
Settlement of liabilities with shares	—	—	101,705	10	377,315	—	—	377,325
Restricted stock vesting	—	—	13,978	1	(1)	—	—	—
Forfeitures of restricted shares	—	—	(668)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(230)	—	(230)
Unrealized loss (gains) on convertible notes	—	—	—	—	—	(13,000)	—	(13,000)
Net loss	—	—	—	—	—	—	(6,457,702)	(6,457,702)
Balance – March 31, 2021	1,647,287	$12,601,744	23,067,517	$2,306	$110,903,949	$(104,727)	$(63,637,227)	$59,766,045
Conversion of Exchangeable Shares to common stock	(607,914)	(4,650,541)	607,914	62	4,650,479	—	—	—
Settlement of convertible debt	—	—	543,355	54	1,729,090	—	—	1,729,144
Shares issued in connection with Viridian Acquisition			1,000,000	100	6,001,900			6,002,000
Shares withheld for withholding taxes	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	571,242	—	—	571,242
Settlement of liabilities with shares	—	—	—	—	—	—	—	—
Restricted stock vesting	—	—	114,321	11	(11)	—	—	—
Forfeitures of restricted shares	—	—	(668)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	2,183	—	2,183
Unrealized loss (gains) on convertible notes	—	—	—	—	—	(3,000)	—	(3,000)
Net loss	—	—	—	—	—	—	(6,105,251)	(6,105,251)
Balance – June 30, 2021	1,039,373	$7,951,203	25,332,439	$2,533	$123,856,649	$(105,544)	$(69,742,478)	$61,962,363

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2020

(unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'	Non controlling Interests in Consolidated	Total
	Share	Amount	Capital	Income	Deficit	Equity	Subsidiary	Equity

Balance – January 1, 2020	10,921,485	1,093	51,060,652	—	(31,340,510)	19,721,235	—	19,721,235
Common stock issued in business combination	1,950,000	195	17,549,805	—	—	17,550,000	—	17,550,000
Noncontrolling interests in acquired subsidiary	—	—	—	—	—	—	4,863,433	4,863,433
Stock-based compensation	—	—	301,948	—	—	301,948	—	301,948
Forfeitures of restricted shares	(15,813)	(2)	2	—	—	—	—	—
Net loss	—	—	—	—	(4,507,212)	(4,507,212)	(101,175)	(4,608,387)
Balance – March 31, 2020	12,855,672	$1,286	$68,912,407	$—	$(35,847,722)	$33,065,971	4,762,258	37,828,229
Common stock issued in business combination	349,650	35	2,531,431	—	—	2,531,466	—	2,531,466
Noncontrolling interests in acquired subsidiary	—	—	—	—	—	—	690,578	690,578
Stock-based compensation	—	—	458,636	—	—	458,636	—	458,636
Forfeitures of restricted shares	(2,416)	—	—	—	—	—	—	—
Unrealized loss on convertible Notes	—	—	—	63,000	—	63,000	—	63,000
Net loss	—	—	—	—	(5,312,523)	(5,312,523)	(748,584)	(6,061,107)
Balance – June 30, 2020	13,202,906	$1,321	$71,902,474	$63,000	$(41,160,245)	$30,806,550	4,704,252	35,510,802

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(12,562,954)	$(10,669,494)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in losses of investment	7,564	3,692
Bad debt	150,294	370,154
Stock-based compensation expense	1,074,621	760,584
Loss on write off of fixed assets	1,045,180	—
Amortization of deferred contract cost	242,110	—
Non-cash interest expense	926,968	—
Depreciation and amortization	2,367,014	1,216,607
Debt issuance costs	—	1,177,390
Foreign currency loss	(17,344)	—
Change in fair value of convertible notes	2,007,677	(766,000)
Change in fair value of derivative liability	42,871	370,041
Change in fair value of contingent consideration	—	(998,000)
Changes in operating assets and liabilities:
Accounts receivable	286,118	(400,251)
Prepaid expenses and other current assets	(115,934)	(120,489)
Accounts payable and accrued liabilities	1,463,669	975,121
Deferred revenue	(633,052)	(507,089)
Net cash used in operating activities	(3,715,198)	(8,587,734)

Cash flows from investing activities
Developed software additions	(2,004,609)	(1,990,584)
Furniture, fixtures, and equipment additions	—	(156,636)
Cash paid for business combination, net of cash acquired	—	122,675
Net cash used in investing activities	(2,004,609)	(2,024,545)

Cash flows from financing activities
Value of shares withheld for related to tax withholdings	(333,847)	—
Proceeds from issuance of long term debt	—	17,164,600
Cash paid for debt issuance costs	—	(1,177,390)
Net cash (used in) provided by financing activities	(333,847)	15,987,210
Effect of exchange rate changes on cash and restricted cash	(124)	—
Net change in cash and restricted cash	(6,053,778)	5,374,931
Cash and restricted cash - beginning of period	18,340,640	19,280,897
Cash and restricted cash - end of period	$12,286,862	$24,655,828
Cash paid for interest	50,854	—
Cash paid for taxes	64,963	51,472
Supplemental Disclosure of non-cash investing and financing activity:
Settlement of convertible notes in common stock	10,196,382	—
Conversion of exchangeable shares to common stock	12,453,853	—
Settlement of other liabilities in common stock	377,325	—

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business

Description of Business

Akerna Corp., herein referred to as we, us our or Akerna, through our wholly owned subsidiaries MJ Freeway, LLC, or MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc, or Ample, Viridian Sciences, Inc, or Viridian, and solo sciences, inc, or Solo, provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, Trellis® and Viridian Sciences® to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Through Solo, we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight the authenticity and signify transparency.

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

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the three and six months ended June 30, 2021, we incurred a loss from operations of $6.1 million and $9.6 million, respectively, and for the six months ended June 30, 2021, we used cash in operations of $3.7 million. As of June 30, 2021, we had cash of $11.8 million, excluding restricted cash, and working capital of $3.1 million. During the six months ended June 30, 2021, the Company incurred a number of one-time, non-recurring expenses of approximately $2.7 million. These expenses include business combination and merger related costs, restructuring charges, and other non-recurring charges. After considering all available evidence, we determined that, due to our current positive working capital, our ability to repay our senior secured convertible note with shares of our common stock, and our initiatives to reduce operating expenditures, that we have sufficient working capital to sustain operations for a period of at least twelve months from the date that our June 30, 2021 financial statements were issued.

In the event the Company requires additional liquidity, the Company believes it can further reduce or defer expenses. More specifically, the Company could implement certain discretionary cost reduction initiatives relating to our spending on employee travel and entertainment, consulting costs and marketing expenses, negotiate deferred salary arrangements, furlough employees or reduce headcount or negotiate extensions of payments of rent and utilities. The Company also believes it has access to capital through future debt or equity offerings and could be successful in renegotiating the maturity dates or conversion option relating to its current outstanding notes payable, although no assurance can be provided that we would be successful in these efforts. Further, the potential continues to exist that our $2 million PPP loan could be forgiven. Management will continue to evaluate our liquidity and capital resources.

On July 23, 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and A.G.P./Alliance Global Partners. Pursuant to the terms of the Agreement, we may offer and sell from time to time, up to $25 million of shares of our common stock. While no assurance can be provided that we will be able to raise capital under such program, we intend to use the net proceeds from the sale of our shares of common stock, if any, for general corporate purposes, including working capital, marketing, product development, capital expenditures and merger and acquisition activities.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

The condensed consolidated balance sheet as of and for the period ended December 31, 2020, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the period ended December 31, 2020, which were included in our report on Form 10-KT filed on March 31, 2021.

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

During the six months ended June 30, 2021 and 2020, one government client accounted for 11% and 26% of total revenues, respectively. During the three months ended June 30, 2021 and 2020, one government client accounted for 10% and 28% of total revenues, respectively. As of June 30, 2021 and December 31, 2020, two government clients accounted for a total of 37% and 36% of net accounts receivable, respectively.

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

Segment Reporting

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

In the following table, we disclose our long-lived assets by geographical location (in thousands):

	As of June 30, 2021	As of December 31, 2020
Long-lived assets:
United States	$13,845	$9,994
Canada	4,633	5,074
Total	$18,478	$15,068

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

Recent Accounting Pronouncements

ASU 2016-02

The Financial Accounting Standards Board, or the FASB, has issued new guidance related to the accounting for leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. Following our change in fiscal year effective on December 31, 2020, the new standard is effective for us beginning on January 1, 2022 and interim periods thereafter. We have limited assets subject to operating lease and therefore expect the adoption of the new standard to result in the recognition of right of use assets and lease liabilities for any office or vehicle leases in effect at that date, we do not expect a significant impact to our results of operations.

ASU 2016-13

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

ASU 2018-15

The FASB has issued guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The guidance is applicable for us for the year ending December 31, 2021. We are evaluating the impact of adoption of the standard on our financial statements, however, do not anticipate a significant impact to our financials as a result of this guidance.

ASU 2020-01

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

Note 3 – Revenue

Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"

  On July 1, 2020, we adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of June 30, 2021 and December 31, 2020, and three and six months ended June 30, 2021 in the accompanying consolidated financial statements are presented under ASC 606, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods.

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

Revenue Recognition Policies for the three and six months ended June 30, 2020

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

Revenue Recognition Policies for the three and six months ended June 30, 2021

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

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

The following table summarizes revenue disaggregation by product for the following periods (in thousands):

	For the Six Months Ended June 30,
	2021	2020 (1)
Government	$1,638	$2,472
Non-government	7,283	3,602
	$8,921	$6,074

	For the Six Months Ended June 30,
	2021	2020 (1)
United States	$6,267	$6,020
Canada	2,654	54
	$8,921	$6,074

(1) As noted above, prior periods have not been adjusted for the adoption of ASC 606 and are presented in accordance with historical accounting guidance in effect for those periods.

Software. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform, Ample, Viridian, and Trellis, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services.  Software contracts are generally quarterly or annual contracts paid monthly, quarterly, or annually in advance of service and cancellable upon 30 or 90 days’ notice, although we do have some multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

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

Transaction Price Allocated to Future Performance Obligation

ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of June 30, 2021 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $5.7 million as of June 30, 2020, of which $2.9 million is expected to be recognized as revenue over the next twelve months.

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

The following table summarizes deferred revenue activity for the six months ended June 30, 2020 (in thousands):

	As of December 31, 2020	Net additions	Revenue recognized	As of June 30, 2021
Deferred revenue	$844	3,362	(3,026)	$1,180

Of the $8.9 million of revenue recognized in the six months ended June 30, 2021, $0.4 million was included in deferred revenue at December 31, 2020.

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

The following table summarizes deferred contract cost activity for the six months ended June 30, 2021 (in thousand):

	As of December 31, 2020	Additions	Amortized costs (1)	As of June 30, 2021
Deferred contract costs	$228	217	(242)	$203

(1) Includes contract costs amortized to sales and marketing expense during the period.

Note 4 – Significant Transactions

Viridian Sciences

On April 1, 2021, we completed the acquisition of Viridian Sciences Inc. (“Viridian”), a cannabis business management software provider that is built on SAP Business One. We acquired Viridian in exchange for $6.0 million of our common stock. In addition to the stock consideration, the agreement provides for contingent consideration of up to $1.0 million, payable in additional common stock, if Viridian meets certain revenue criteria. The contingent consideration will be recorded as the estimated fair value on the acquisition date and adjusted to estimated fair value in each subsequent reporting period until settlement.

Preliminary Fair Value
Shares issued	$6,000
Contingent consideration	2
Total preliminary fair value of consideration transferred	$6,002

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Accounts receivable	556
Prepaid expenses and other current assets	71
Capitalized software	500
Acquired technology	470
Customer relationships	820
Acquired trade name	20
Goodwill	4,915
Accounts payable and accrued expenses	(350)
Deferred revenue	(1,000)
Net assets acquired	$6,002

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

Pro Forma Financial Information

The following unaudited pro forma financial information for the six months ended June 30, 2021 and the three and six months ended June 30, 2020 summarizes the combined results of operations for Akerna, Trellis, Solo, Ample and Viridian as though the companies were combined as of January 1, 2019 (in thousands):

Six Months Ended June 30,
2021
Revenue	$9,929
Net loss	$(12,561)

Three Months Ended June 30,
2020
Revenue	$5,506
Net loss	$(7,072)

Six Months Ended June 30,
2020
Revenue	$11,362
Net loss	$(13,431)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Trellis, Ample and Viridian to reflect the business combination accounting effects resulting from these acquisitions, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2019. The Akerna historical condensed consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what the results of operations would have been had the Ample acquisition taken place at the beginning of the Company’s fiscal year 2019.

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

The special voting preferred stock has a par value of $0.0001 per share and a preference in liquidation of $1.00. The special voting preferred stock entitles the holder to an aggregate number of votes equal to the number of the exchangeable shares issued and outstanding from time to time and which we do not own. The holder of the special voting preferred stock and the holders of shares of Akerna common stock will both together as a single class on all matters submitted to a vote of our shareholders. At such time as the special voting preferred stock has no votes attached to it, the share shall be automatically cancelled. The exchangeable shares do not have a par value.

During the six months ended June 30, 2021, several Ample shareholders exchanged a total of 607,914 exchangeable shares with a value of $4,650,542 for the same number of shares of Akerna common stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of June 30, 2021, there were a total of 1,039,373 exchangeable shares issued and outstanding.

Note 5 - Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
Software and technology	$570,777	$480,651
Professional services, dues and subscriptions	741,581	826,195
Insurance	548,023	243,222
Deferred contract costs	202,556	227,718
Unbilled receivables	231,095	612,446
Other	101,313	68,495
Total prepaid expenses and other current assets	$2,395,345	$2,458,727

Accounts payable and accrued liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
Accounts payable	$1,126,483	$513,610
Professional fees	461,594	333,709
Sales taxes	245,759	216,367
Compensation	216,301	311,379
Contractors	596,921	1,281,857
Other	2,034,496	531,654
Total accounts payable and accrued liabilities	$4,681,554	$3,188,576

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

For the Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,
	2021	2020
Fair value balance at beginning of period or issue date (June 9, 2020)	$7,705,000	$14,960,000
Payments on Convertible Notes	(1,572,405)	—
Change in fair value reported in the statements of operations	16,405	(766,000)
Change in fair value reported in other comprehensive loss	3,000	(63,000)
Fair value balance at end of period	$6,152,000	$14,131,000

	Six Months Ended June 30,
	2021	2020
Fair value balance at beginning of period or issue date (June 9, 2020)	$13,398,000	$14,960,000
Payments on Convertible Notes	(9,269,677)	—
Change in fair value reported in the statements of operations	2,007,677	(766,000)
Change in fair value reported in other comprehensive loss	16,000	(63,000)
Fair value balance at end of period	$6,152,000	$14,131,000

The estimated fair value of the Convertible Notes as of June 30, 2021 and December 31, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Convertible Notes reflect our assumptions about the assumptions that market participants would use in valuing the Convertible Notes as of the issuance date and subsequent reporting period.

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	June 30, 2021		December 31, 2020
Face value principal payable (in thousands)	$5,903,000		$15,172,272
Original conversion price	$11.50		$11.50
Value of Common Stock	$4.03		$3.24
Expected term (years)	1.93		2.3
Volatility	89%		77%
Market yield	26.1%	to 26.3%	27.1%	to 27.2%
Risk free rate	0.2%		0.1%

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

For the Private Warrants classified as derivative liabilities, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,
	2021	2020
Fair value balance at beginning of period	$487,372	$451,270
Change in fair value reported in the statements of operations	(133,125)	606,958
Fair value balance at end of period	$354,247	$1,058,228

	Six Months Ended June 30,
	2021	2020
Fair value balance at beginning of period	$311,376	$688,187
Change in fair value reported in the statements of operations	42,871	370,041
Fair value balance at end of period	$354,247	$1,058,228

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

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	June 30, 2021	December 31, 2020
Number of Private Warrants	225,635	225,635
Original conversion price	$11.50	$11.50
Value of Common Stock	$4.03	$3.24
Expected term (years)	2.96	3.46
Volatility	98.2%	102.3%
Risk free rate	0.5%	0.2%

Note 7 - Commitments and Contingencies

Litigation

On December 4, 2020, TechMagic USA LLC filed suit against our wholly-owned subsidiary, Solo, in Massachusetts Superior Court, Department Business Litigation, seeking recovery of up to approximately $1.07 million for unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 by and between TechMagic and Solo. The invoices set forth services that TechMagic USA LLC purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and November 2020 totaling approximately $787,000. The suit seeks continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties dispute the effective date of the termination. Solo disputes the validity of the invoices, in whole or in part, and intends to defend the suit vigorously. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of 5.1% of our issued and outstanding shares of common stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC. As of June 30, 2021 and December 31, 2020, we recognized a loss contingency of $0.6 million.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and our wholly-owned subsidiary, MJ Freeway, LLC, in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2 million for services allegedly provided pursuant to a Subcontractor Agreement between MJ Freeway and TreCom. MJ Freeway provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJ Freeway disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation.  TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. As of June 30, 2021, we recognized a loss contingency of $0.1 million.

On May 21, 2021, our wholly-owned subsidiary, Solo, filed suit against two of Solo’s former directors, Ashesh Shah and Palle Pedersen.  Solo seeks recovery for Mr. Shah’s intentional interference with contractual relations, and the defendants’ breaches of various fiduciary duties owed to Solo.  Defendant Shah engaged in improper communications with Solo’s customers with the intent that those customers cease their contractual relations with Solo.  The defendants also entered into an improper contract with a contractual counter party that the defendants had a conflict of interest with.  The defendants have not asserted any counterclaims, and we therefore have not recognized a loss contingency.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2021, and through the date these financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the financial statements.

Operating Leases

During the three months ended June 30, 2021, we began negotiations to terminate our office lease in Toronto, Canada. We booked a liability and lease termination expense of $1.3 million which is management’s best estimate of the costs to exit our existing lease. The lease termination expense is included within the General and Administrative expense line item on the condensed consolidated statement of operations. In connection with the lease termination, we also wrote off certain assets, primarily leasehold improvements, the resulting loss of which was also recorded in the General and Administrative expense line item on the condensed consolidated statement of operations.

Note 8 – Revisions of Previously Issued Financial Statements

On June 17, 2019, we completed the Mergers with MTech. Prior to the Mergers, MTech was a special purpose acquisition company and had completed an initial public offering in October 2018, which included the issuances of the MTech Private Warrants in a simultaneous private placement transaction. The MTech Private Warrants were exchanged for our Private Warrants as part of the Mergers and our Private Warrants remain outstanding as of June 30, 2021. We previously accounted for these outstanding Private Warrants as components of equity rather than as derivative liabilities. In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC on April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated our outstanding warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

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

The tables below disclose the effects on the financial statements included in this Quarterly Report on Form 10-Q and the financial statements yet to be reissued:

	Year Ended June 30, 2020
	As reported	Adjustment	As revised
Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$1,962,034	$1,962,034
Net loss attributable to Akerna shareholders	(15,534,345)	1,962,034	(13,572,311)
Net loss per share	(1.31)	—	(1.14)

	Six Months Ended December 31, 2020
	As reported	Adjustment	As revised
Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$746,852	$746,852
Net loss attributable to Akerna shareholders	(16,957,334)	746,852	(16,210,482)
Net loss per share	(1.06)	—	(1.01)

	As of December 31, 2020
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Derivative liability	$—	$311,376	$(311,376)
Total liabilities	(19,635,076)	(311,376)	(19,946,452)
Additional paid-in capital	95,090,883	(1,004,450)	94,086,433
Accumulated deficit	(57,872,599)	693,074	(57,179,525)

Note 9 - Loss Per Share

During the three and six months ended June 30, 2021 and 2020, we used the two-class method to compute net loss per share because we issued securities other than common stock that is economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna common stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interest in Ample. The two-class method requires earnings for the period to be allocated between common stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

Diluted net loss per common share is calculated under the two-class method by giving effect to all potentially dilutive common stock, including warrants, restricted stock awards, restricted stock units, and shares of common stock issuable upon conversion of our Convertible Notes. We analyzed the potential dilutive effect of any outstanding convertible securities under the "if-converted" method, in which it is assumed that the outstanding Exchangeable Shares and Convertible Notes are converted to shares of common stock at the beginning of the period or date of issuance, if later. We report the more dilutive of the approaches (two-class or "if-converted") as the diluted net loss per share during the period. The dilutive effect of unvested restricted stock awards and restricted stock units is reflected in diluted loss per share by application of the treasury stock method and is excluded when the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period.

The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	As of June 30,
	2021	2020
Shares issuable upon exchange of Exchangeable Shares	1,039,373	—
Shares of common stock issuable in upon conversion of Convertible Notes	1,761,929	1,936,845
Warrants	5,813,804	5,813,804
Unvested restricted stock units	998,104	325,121
Unvested restricted stock awards	32,394	75,654
Total	9,645,604	8,151,424

Note 10 - Subsequent Events

On July 23, 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and A.G.P./Alliance Global Partners. Pursuant to the terms of the Agreement, we may offer and sell from time to time, up to $25 million of shares of our common stock. While no assurance can be provided that we will be able to raise capital under such program, we intend to use the net proceeds from the sale of our shares of common stock, if any, for general corporate purposes, including working capital, marketing, product development, capital expenditures and merger and acquisition activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.

Forward-Looking Statements

This Quarterly Report on Form 10-Q including all exhibits hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this Quarterly Report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, in particular the substantial risks and uncertainties related to the ongoing COVID-19 pandemic. Important factors that could cause such differences include, but are not limited to:

●	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
●	our short operating history makes it difficult to evaluate our business and future prospects;
●	our dependence on the commercial success of our clients, the continued growth of the cannabis industry and the regulatory environment in which the cannabis industry operates
●	our ability to attract new clients on a cost-effective basis and the extent to which existing clients renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to respond to changes within the cannabis industry;
●	the effects of adverse changes in, or the enforcement of, federal laws regarding our clients’ cannabis operations or our receipt of proceeds from such operations;
●	our ability to manage unique risks and uncertainties related to government contracts;
●	our ability to manage and protect our information technology systems;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to clients without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach;
●	our ability to retain or recruit officers, key employees, and directors;
●	our ability to raise additional capital or obtain financing in the future;
●	our ability to successfully integrate acquired businesses with Akerna’s business within anticipated timelines and at their expected costs;
●	our ability to complete planned acquisitions on time or at all due to failure to obtain stockholder approval or governmental or regulatory clearances, or the failure to satisfy other conditions to completion, or the failure of completion for any other reason;

●	our response to adverse developments in the general market, business, economic, labor, regulatory, and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;
●	our response to competitive risks;
●	our ability to protect our intellectual property;
●	the market reaction to negative publicity regarding cannabis;
●	our ability to manage the requirements of being a public company;
●	our ability to service our convertible debt;
●	our accounting treatment of certain of our private warrants;
●	our ability to effectively manage any disruptions to our business and/or any negative impact to our financial performance caused by the economic and social effects of the COVID-19 pandemic and measures taken in response; and

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

Business Overview

Akerna is a leading provider of enterprise software solutions within the cannabis industry. Cannabis businesses face significant complexity due to the stringent regulations and restrictions that shift based on regional, state, and national governing bodies. As the first to market more than ten years ago, Akerna’s family of software platforms enable regulatory compliance and inventory management across the entire supply chain. When the legal cannabis market started to grow, we identified a need for organic material tracking and regulatory compliance software as a service (SaaS) solution customized specifically for the unique needs of the industry. By providing an integrated ecosystem of applications and services that enables compliance, regulation, consumer safety and taxation, Akerna is building the technology backbone of the cannabis industry. While designed specifically for the unique needs of the cannabis market, our solutions are adaptable for other industries requiring government regulatory oversight, or where the tracking of organic materials from seed or plant to end products is desired.

Executing upon our expansion strategy, we acquire complementary cannabis brands to grow the scope of Akerna’s cannabis ecosystem. Throughout 2019, 2020, and 2021, we integrated five new brands into the Akerna product and service offering. Our first acquisition, solo sciences, was initiated in the fall of 2019, with the full acquisition completed in July 2020. We added Trellis Solutions to our portfolio on April 10, 2020 and finalized the acquisition of Ample Organics and Last Call Analytics on July 7, 2020. Most recently, in April 2021, we completed our acquisition of Viridian Sciences Inc., a cannabis business management software system built on SAP Business One. Through our growing family of companies, Akerna provides highly versatile platforms that equip our clients with a central data management system for tracking regulated products. Our solutions also provide clients with integrated security, transparency, and scalability capabilities, all while maintaining compliance with their governing regulations.

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

Financial Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 93% and 86% of our revenue for the six months ended June 30, 2021 and 2020, respectively.  Revenue from consulting services comprised approximately 7% and 14% of our revenue for six months ended June 30, 2021 and 2020, respectively.

Software. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform, Ample, Trellis and Viridian, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. Software contracts are generally quarterly or annual contracts paid monthly, quarterly, or annually in advance of service and cancellable upon 30 or 90 days’ notice, although we do have some multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

Consulting Services. Consulting services revenue is generated by providing solutions for operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses. Accordingly, we expect our consulting services to grow over time as more states emerge with legalization reforms.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Transition Report on Form 10-K for the six-month period ended December 31, 2020. Since the date of the Transition Report, there have been no material changes to our critical accounting policies except for our accounting policies for warrants as disclosed in Note 8 to the condensed consolidated financial statements.

Results of Operations for the Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table highlights the various sources of revenues and expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020:

	Six Months Ended June 30,		Change
	2021	2020	Period over Period
Revenues:
Software	$8,251,881	$5,196,043	$3,055,838	59%
Consulting	583,631	823,584	(239,953)	29%
Other	85,399	54,557	30,842	57%
Total revenue	8,920,911	6,074,184	2,846,728	47%

Cost of revenues	3,368,547	3,214,784	153,763	5%
Gross profit	5,552,364	2,859,400	2,692,964	94%
Gross profit margin	62%	47%

Operating expenses:
Product development:	2,951,358	1,963,725	987,633	50%
Sales and marketing	3,562,058	4,157,869	(595,811)	(14)%
General and administrative	6,228,943	6,583,289	(354,346)	5%
Depreciation and amortization	2,367,015	1,216,607	1,150,408	95%
Total operating expenses	15,109,374	13,921,490	1,187,884	9%

Loss from operations	$(9,557,010)	$(11,062,090)	$1,505,080	(14)%

Software Revenue

Our total software revenue increased to $8.3 million for the six months ended June 30, 2021 from $5.2 million for the six months ended June 30, 2020, for an increase of $3.1 million, or 59%. Software revenue accounted for 93% and 86% of total revenue for the six months ended June 30, 2021 and 2020, respectively. The increase in software revenue during the six months ended June 30, 2021 was attributable to revenue generated from our acquisitions of Ample, Trellis and Viridian in the amounts of $2.2 million, $0.1 million, and $0.9 million, respectively. These increases were partially offset by a decrease of $0.9 million in software revenues generated from government clients which totaled $1.6 million and $2.5 million during the six months ended June 30, 2021 and 2020, respectively.

Consulting Revenue

Our consulting revenue was $0.6 million for the six months ended June 30, 2021 compared to $0.8 million for the six months ended June 30, 2020, a decrease of $0.2 million, or 29%. "This increase is primarily due to increased demand as the restrictions from COVID-19 are being lifted in various states we serve." Consulting services are correlated to state legalizations and other regulatory expansion activity. As a result, individual year-over-year comparisons experienced variability depending on the timing of recent legislative changes. During the COVID-19 pandemic and resulting shut-down, state legislatures have turned their focus to the pandemic and tabled work on cannabis legislation, which resulted in delays in providing consulting services. However, many state ballot initiatives were passed for new medical or adult-use marijuana laws in the November 2020 elections. Despite the slowing of our consulting activity experienced during the pandemic, we expect increased demand for our services in the second half of calendar 2021.

Consulting revenue was 7% and 14% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity as well as the ongoing pandemic as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware. Other revenue totaled less than $0.1 million for the six months ended June 30, 2021 and 2020 and was less than 1% of total revenue for the six months ended June 30, 2021 and 2020.

Cost of Revenue and Gross Profit

Our cost of revenue was $3.4 million, or 38% of total revenue, for the six months ended June 30, 2021 compared to $3.2 million, or 53% of total revenue, for the six months ended June 30, 2020.

The decrease in cost of revenue as a percentage of total revenue was primarily due to acquiring additional B2B customers, of which have a higher gross margin.

Because the applications and services available through the Leaf Data Systems are provided through relationships with third-party service providers at higher costs than those from our commercial software platform contracts, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in the cost of revenues on the statement of operations, were $0.9 million and $1.6 million during the six months ended June 30, 2021 and 2020, respectively. The decrease in the cost of government revenues incurred by us was due to a decrease in customer change order requests of our contracts with the state of Utah and Pennsylvania.

Operating Expenses

Product development expense was $3.0 million for the six months ended June 30, 2021, compared to $2.0 million for the six months ended June 30, 2020, an increase of $1.0 million, or 50%. Product development expense increased primarily as a result of the acquisitions of Ample and Viridian in the amount of $0.3 million and $0.1 million, respectively, as well as an increase in stock-based compensation expense of $0.3 million.

Sales and marketing expense was $3.6 million for the six months ended June 30, 2021, compared to $4.2 million for the six months ended June 30, 2020, a decrease of $0.6 million, or 14%. Sales and marketing decreased primarily due to a reduction in customer event spend due primarily to cancelling all in-person customer activities and events as a result of the COVID-19 pandemic.

General and administrative expense was $6.2 million for the six months ended June 30, 2021, compared to $6.6 million for the six months ended June 30, 2020, a decrease of $0.4 million, or 5%. This decrease was primarily due to $1.0 million in transactional costs and $2.2 million in acquisition related expenses that we incurred during the six months ended June 30, 2020 in connection with our acquisition of Ample and Trellis that were not recurring in 2021. During the six months ended June 30, 2021, we also had a slight decrease of $0.1 million in salaries and overhead as a direct result of cost-saving measures placed into service during 2020. Bad debt expense also decreased by $0.2 million during the six months ended June 30, 2021, as compared to 2020, due to our improvement in the overall quality of our revenue and client portfolio as well as enhancement of our sales and marketing team. Offsetting these decreases is a $2.4 million restructuring charge incurred during the six months ended June 30, 2021 related to a lease settlement agreement for relinquishing office space in Toronto and the related write off of leasehold improvements associated with the lease termination. .

Results of Operations for the Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table highlights the various sources of revenues and expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

	Three Months Ended June 30,		Change
	2021	2020	Period over Period
Revenues:
Software	$4,456,728	$2,849,734	$1,606,995	56%
Consulting	410,884	131,000	279,884	214%
Other	39,275	22,904	16,372	71%
Total revenue	4,906,887	3,003,638	1,903,249	63%

Cost of revenues	1,914,380	1,818,565	95,815	5%
Gross profit	2,992,507	1,185,073	1,807,434	153%
Gross profit margin	61%	39%

Operating expenses:
Product development:	1,527,258	1,088,938	438,320	40%
Sales and marketing	1,826,143	2,117,118	(290,975)	(14)%
General and administrative	4,375,981	3,126,027	1,249,954	40%
Depreciation and amortization	1,314,132	1,036,378	277,754	27%
Total operating expenses	9,043,514	7,368,461	1,675,053	23%

Loss from operations	$(6,051,007)	$(6,183,388)	$132,381	(2)%

Software Revenue

Our total software revenue increased to $4.5 million for the three months ended June 30, 2021 from $2.8 million for the three months ended June 30, 2020, for an increase of $1.6 million, or 56%. Software revenue accounted for 91% and 95% of total revenue for the three months ended June 30, 2021 and 2020, respectively. The increase in software revenue during the three months ended June 30, 2021 was primarily attributable to revenue generated from our acquisition of Ample and Viridian in the amounts of $1.0 million and $1.0 million, respectively. These increases were partially offset by a decrease in software revenues generated from government clients which totaled $ 0.9 million and $1.4 million during the three months ended June 30, 2021 and 2020, respectively.

Consulting Revenue

Our consulting revenue was $0.4 million for the three months ended June 30, 2021 compared to $0.1 million for the three months ended June 30, 2020, an increase of $0.3 million, or 214%. This increase is primarily due to increased demand as the restrictions from COVID-19 are being lifted in various states we serve. While the pandemic overall has caused delays in providing consulting services to our customers, the impact was greater during the three months ended June 30, 2020 at the early stages of the pandemic. Despite the overall slowing of our consulting activity experienced during the pandemic, we expect increased demand for our services in the second half of calendar 2021, which we began to see in the three months ended June 30, 2021.

Consulting revenue was 8% and 3% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity as well as the ongoing pandemic as a driver of demand, the percentage of consulting revenue as a percentage of total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware. Other revenue was less than $0.1 million for the three months ended June 30, 2021 and 2020 and comprised less than 1% of total revenue for the three months ended June 30, 2021 and 2020.

Cost of Revenue and Gross Profit

Our cost of revenue was $1.9 million, or 39% of total revenue, for the three months ended June 30, 2021 compared to $1.8 million, or 61% of total revenue, for the three months ended June 30, 2020.

The decrease in cost of revenue as a percentage of total revenue was primarily due acquiring additional B2B customers, of which have a higher gross margin.

Because the applications and services available through the Leaf Data Systems are provided through relationships with third-party service providers at higher costs than those from our commercial software platform contracts, the gross profit margins from the government contracts are generally lower than those from our commercial software clients. Total costs of government revenues incurred by us, which are included in the cost of revenues on the statement of operations, were $0.5 million and $0.9 million during the three months ended June 30, 2021 and 2020, respectively. The decrease in the cost of government revenues incurred by us was due to a decrease in customer change order requests of our contracts with the state of Utah and Pennsylvania

Operating Expenses

Product development expense was $1.5 million for the three months ended June 30, 2021, compared to $1.1 million for the three months ended June 30, 2020, an increase of $0.4 million, or 40%. Product development expense increased slightly as a result of the acquisitions of Ample and Viridian for a total of $0.2 million and $0.1 million, respectively, as well as a slight increase in stock-based compensation expense of $0.1 million, partially offset by reduced usage of third-party contractors associated with software development.

Sales and marketing expense was $1.8 million for the three months ended June 30, 2021, compared to $2.0 million for the three months ended June 30, 2020, a decrease of $0.2 million, or 14%. Sales and marketing decreased primarily due to a reduction in customer event spend and third-party consultants due primarily to cancelling all in-person customer activities and events as a result of the COVID-19 pandemic.

General and administrative expense was $4.4 million for the three months ended June 30, 2021, compared to $3.1 million for the three months ended June 30, 2020, an increase of $1.2 million, or 40%. This increase was primarily due to $2.4 million in lease termination costs we incurred during the three months ended June 30, 2021 in connection with terminating our office space in Toronto, partially offset by $1.0 million in transaction related costs we incurred during the three months ended June 30, 2020 in connection with our acquisition of Ample and Trellis.

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

We define EBITDA as net loss before interest expense, interest income changes in fair value of convertible notes, provision for income taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	stock-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations and mergers that are required to be expensed as incurred in accordance with GAAP, because business combination and merger related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with non-recurring financing fees when we elect the fair value option to account for our debt instruments because if we had not elected the fair value option such costs would be recognized as an adjustment to the effective interest and excluded from EBITDA;
●	restructuring charges, which includes costs to terminate a lease and the related writeoff of leasehold improvements and furniture, as we believe these costs are not representative of operating performance;
●	equity in earnings (losses) of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years; and
●	changes in the fair value of contingent consideration because these adjustments are not recurring across all periods and we believe these costs are not representative of operating performance.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Six Months Ended June 30,
	2021	2020
Net loss	$(12,562,954)	$(10,669,494)
Adjustments:
Interest expense (income)	937,504	(31,438)
Change in fair value of convertible notes	2,007,677	(766,000)
Change in fair value of derivative liability	42,871	370,041
Income tax expense	10,570	30,985
Depreciation and amortization	2,367,015	1,216,607
EBITDA	$(7,197,317)	$(9,849,299)
Stock-based compensation expense	1,024,715	673,480
Business combination and merger related costs	107,726	2,245,361
Non-recurring financing fees	129,594	1,177,390
Restructuring charges	2,453,776	—
Changes in fair value of contingent consideration	—	(998,000)
Equity in losses of investee	7,564	3,692
Adjusted EBITDA	$(3,473,942)	$(6,747,376)

	Three Months Ended June 30,
	2021	2020
Net loss	$(6,105,251)	$(6,061,107)
Adjustments:
Interest expense (income)	163,124	2,084
Change in fair value of convertible notes	16,405	(766,000)
Change in fair value of derivative liability	(133,125)	606,958
Income tax expense	4,300	30,985
Depreciation and amortization	1,314,132	1,036,378
EBITDA	$(4,740,415)	$(5,150,702)
Stock-based compensation expense	521,335	371,532
Business combination and merger related costs	63,735	1,026,929
Non-recurring financing fees	111,761	1,177,390
Restructuring charges	2,406,589	—
Changes in fair value of contingent consideration	—	(998,000)
Equity in losses of investee	3,782	3,692
Adjusted EBITDA	$(1,633,213)	$(3,569,159)

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the three and six months ended June 30, 2021, we incurred a loss from operations of $6.1 million and $9.6 million, respectively, and for the six months ended June 30, 2021, we used cash in operations of $3.7 million. As of June 30, 2021, we had cash of $11.8 million, excluding restricted cash, and working capital of $3.1 million. During the six months ended June 30, 2021, the Company incurred a number of one-time, non-recurring expenses of approximately $2.7 million. These expenses include business combination and merger related costs, restructuring charges, and other non-recurring charges. After considering all available evidence, we determined that, due to our current positive working capital, our ability to repay our senior secured convertible note with shares of our common stock, and our initiatives to reduce operating expenditures, that we have sufficient working capital to sustain operations for a period of at least twelve months from the date that our June 30, 2021 financial statements were issued.

In the event the Company requires additional liquidity, the Company believes it can further reduce or defer expenses. More specifically, the Company could implement certain discretionary cost reduction initiatives relating to our spending on employee travel and entertainment, consulting costs and marketing expenses, negotiate deferred salary arrangements, furlough employees or reduce headcount or negotiate extensions of payments of rent and utilities. The Company also believes it has access to capital through future debt or equity offerings and could be successful in renegotiating the maturity dates or conversion option relating to its current outstanding notes payable, although no assurance can be provided that we would be successful in these efforts. Further, the potential continues to exist that our $2 million PPP loan could be forgiven. Management will continue to evaluate our liquidity and capital resources.

On July 23, 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and A.G.P./Alliance Global Partners. Pursuant to the terms of the Agreement, we may offer and sell from time to time, up to $25 million of shares of our common stock. While no assurance can be provided that we will be able to raise capital under such program, we intend to use the net proceeds from the sale of our shares of common stock, if any, for general corporate purposes, including working capital, marketing, product development, capital expenditures and merger and acquisition activities.

Cash Flows

Our cash and restricted cash balances were $12.3 million and $24.7 million as of June 30, 2021 and 2020, respectively. Cash flow information for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
	2021	2020
Cash (used in) provided by:
Operating activities	$(3,715,198)	$(8,587,734)
Investing activities	(2,004,609)	(2,024,545)
Financing activities	(333,847)	15,987,210
Effect of change in exchange rates on cash and restricted cash	(124)	—
Net decrease in cash and restricted cash	$(6,053,778)	$5,374,931

Sources and Uses of Cash for the Six months ended June 30, 2021 and 2020

Net cash used in operating activities decreased to $3.7 million during the six months ended June 30, 2021, from $8.6 million during the six months ended June 30, 2020, a decrease of $4.9 million. The decrease in cash used in operating activities was primarily due to improvements in cash flows from working capital changes.

Net cash used in investing activities totaled $2.0 million during the six months ended June 30, 2021, as a result of amounts invested in the development of our software products. Net cash used by investing activities during the six months ended June 30, 2020, was $2.0 million as a result of acquisitions and investment in software products.

Net cash used in financing activities totaled $0.3 million during the six months ended June 30, 2021 and represents cash paid for the value of shares withheld for tax withholdings on restricted stock units that vested. Our net cash provided by financing activities was $16.0 million for the six months ended June 30, 2020 as a result of proceeds from debt issuance.

Warrant Liability and Financial Statement Revisions

As discussed in Note 8 to the accompanying financial statements, we determined that our Private Warrants, previously recorded in stockholders’ equity, were not properly classified as derivative liabilities, which resulted in primarily the overstatement of net losses attributable to Akerna’s shareholders for each of the reporting periods identified in that note. We assessed the materiality of these errors on prior periods’ financial statements and concluded that the errors were not material to any prior annual or interim periods, but the cumulative adjustments necessary to correct the errors would be material if we recorded the corrections in the period in which the errors were identified. In accordance with GAAP, we are revising the prior periods’ financial statements when they are next issued.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the Public Warrants and Private Warrants and determined that the Private Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. As a result of this reevaluation, management identified a new material weakness in our internal control over financial reporting during Q2 2021, prior to the filing of the Q1 2021 Form 10-Q, related to our improper evaluation of accounting for complex instruments.

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

We contracted an outside consultant to assist in determining the appropriate accounting for complex instruments.

We believe these actions will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, we intend to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Notwithstanding the material weakness, management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.

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

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 7 to our condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our Risk Factors as disclosed in our Transition Report on Form 10-KT for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From March 11, 2021 through to the date of this report, we issued 836,235 shares of our common stock to the holders of Akerna’s convertible notes upon conversion of installment amounts due under the terms of the notes. The shares were issued upon conversion of the installment amounts under the notes to the holders of the notes pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) thereof.

During the quarter ended June 30, 2021, the Company did not repurchase any of its Common Shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 to Akerna Corp.’s Form 8-K as filed with the Commission on June 21, 2019)
3.2	Amended and Restated Bylaws of Akerna Corp. (incorporated by reference to Exhibit 3.2 to Akerna Corp.’s Form 10-KT as filed with the Commission on March 31, 2021)
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101

XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Jessica Billingsley, Chief Executive Officer and Director (Principal Executive Officer)

August 12, 2021

By:	/s/ John Fowle
John Fowle, Chief Financial Officer (Principal Financial and Accounting Officer)

August 12, 2021

