Form 10-Q
period 2021-09-30
Akerna Corp.
filed 2021-11-12
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 30,735,549 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.
 Condensed Consolidated Balance Sheets
  (unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$9,608,788	$17,840,640
Restricted cash	508,261	500,000
Accounts receivable, net	1,647,619	1,753,547
Prepaid expenses and other current assets	2,194,221	2,458,727
Total current assets	13,958,889	22,552,914

Fixed assets, net	52,322	1,193,433
Investment, net	226,101	233,664
Capitalized software, net	6,167,413	3,925,739
Intangible assets, net	7,311,541	7,388,795
Goodwill	46,790,018	41,874,527
Total Assets	$74,506,284	$77,169,072

Liabilities and Equity

Current liabilities
Accounts payable, accrued expenses and other accrued liabilities	$5,185,519	$3,188,576
Deferred revenue	908,256	843,900
Current portion of long-term debt	—	11,707,363
Derivative liability	160,201	311,376
Total current liabilities	6,253,976	16,051,215

Long-term debt, less current portion	3,834,001	3,895,237

Total liabilities	10,087,977	19,946,452

Commitments and contingencies (Note 7)	—	—

Equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, with $1 preference in liquidation; exchangeable shares, no par value, 385,947 and 2,667,349 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively (See Note 4)	2,952,495	20,405,219
Common stock, par value $0.0001; 75,000,000 shares authorized, 27,167,917 and 19,901,248 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,717	1,990
Additional paid-in capital	132,803,659	94,086,433
Accumulated other comprehensive loss	(44,639)	(91,497)
Accumulated deficit	(71,295,925)	(57,179,525)
Total equity	$64,418,307	$57,222,620
Total liabilities and equity	$74,506,284	$77,169,072

 The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Software	$4,557,960	$3,323,592	$12,809,841	$8,519,635
Consulting	551,402	332,587	1,135,033	1,156,171
Other	26,140	57,825	111,540	112,381
Total revenues	5,135,502	3,714,004	14,056,414	9,788,187
Cost of revenues	1,971,382	1,739,937	5,339,929	4,954,721

Gross profit	3,164,120	1,974,067	8,716,485	4,833,466

Operating expenses
Product development	1,566,478	1,758,826	4,517,836	3,722,551
Sales and marketing	2,002,461	2,097,502	5,564,519	6,255,371
General and administrative	2,077,474	2,470,187	8,306,417	9,053,476
Depreciation and amortization	1,238,420	1,171,022	3,605,435	2,387,629
Total operating expenses	6,884,833	7,497,537	21,994,207	21,419,027

Loss from operations	(3,720,713)	(5,523,470)	(13,277,722)	(16,585,561)

Other (expense) income:
Interest (expense) income, net	(238,283)	(3,687)	(1,175,789)	27,751
Change in fair value of convertible notes	(23,227)	778,000	(2,030,904)	1,544,000
Change in fair value of derivative liability	194,046	762,646	151,175	392,605
Gain on forgiveness of PPP Loan	2,234,730	—	2,234,730	—
Other (expense) income, net	—	—	243	(124)
Total other (expense) income	2,167,266	1,536,959	(820,545)	1,964,232

Net loss before income taxes and equity in losses of investee	(1,553,447)	(3,986,511)	(14,098,267)	(14,621,329)
Income tax expense	—	—	(10,570)	(30,985)
Equity in losses of investee	—	(1,534)	(7,564)	(5,225)

Net loss	(1,553,447)	(3,988,045)	(14,116,401)	(14,657,539)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	8,815	—	858,574
Net loss attributable to Akerna shareholders	$(1,553,447)	$(3,979,230)	$(14,116,401)	$(13,798,965)

Basic and diluted weighted average common stock outstanding	26,442,446	13,934,945	24,312,510	13,181,691
Basic and diluted net loss per common share	$(0.06)	$(0.29)	$(0.58)	$(1.05)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(1,553,447)	$(3,988,045)	$(14,116,401)	$(14,657,539)
Other comprehensive (loss) income:
Foreign currency translation	63,905	—	65,858	—
Unrealized (loss) gain on convertible notes	(3,000)	(70,000)	(19,000)	(7,000)
Comprehensive loss	$(1,492,542)	$(4,058,045)	$(14,069,543)	$(14,664,539)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2021

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – July 1, 2021	1,039,373	$7,951,203	25,332,439	$2,533	$123,856,649	$(105,544)	$(69,742,478)	$61,962,363
Conversion of Exchangeable Shares to common stock	(653,426)	(4,998,708)	653,426	66	4,998,642	—	—	—
Settlement of convertible debt	—	—	470,634	47	1,413,895	—	—	1,413,942
Shares withheld for withholding taxes	—	—	(31,422)	(3)	(103,704)	—	—	(103,707)
Shares issued in connection with Asset Purchase	—	—	83,333	8	299,992	—	—	300,000
Stock-based compensation	—	—	—	—	510,132	—	—	510,132
Shares issued in connection with the ATM program	—	—	556,388	56	1,828,063	—	—	1,828,119
Restricted stock vesting	—	—	103,119	10	(10)	—	—	—
Forfeitures of restricted shares	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	63,905	—	63,905
Unrealized loss (gains) on convertible notes	—	—	—	—	—	(3,000)	—	(3,000)
Net loss	—	—	—	—	—	—	(1,553,447)	(1,553,447)
Balance – September 30, 2021	385,947	$2,952,495	27,167,917	$2,717	$132,803,659	$(44,639)	$(71,295,925)	$64,418,307

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2021

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – January 1, 2021	2,667,349	$20,405,219	19,901,248	$1,990	$94,086,433	$(91,497)	$(57,179,524)	$57,222,621
Conversion of Exchangeable Shares to common stock	(2,281,402)	(17,452,724)	2,281,402	228	17,452,496	—	—	—
Settlement of convertible debt	—	—	3,094,129	309	11,610,278	—	—	11,610,587
Shares withheld for withholding taxes	—	—	(80,370)	(8)	(437,546)	—	—	(437,554)
Shares issued in connection with Viridian Acquisition	—	—	1,000,000	100	6,001,900	—	—	6,002,000
Shares issued in connection with Asset Purchase	—	—	83,333	8	299,992	—	—	300,000
Stock-based compensation	—	—	—	—	1,584,755	—	—	1,584,755
Shares issued in connection with the ATM program	—	—	556,388	56	1,828,060	—	—	1,828,116
Settlement of liabilities with shares	—	—	101,705	10	377,315	—	—	377,325
Restricted stock vesting	—	—	231,418	24	(24)	—	—	—
Forfeitures of restricted shares	—	—	(1,336)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	65,858	—	65,858
Unrealized loss (gains) on convertible notes	—	—	—	—	—	(19,000)	—	(19,000)
Net loss	—	—	—	—	—	—	(14,116,401)	(14,116,401)
Balance – September 30, 2021	385,947	$2,952,495	27,167,917	$2,717	$132,803,659	$(44,639)	$(71,295,925)	$64,418,307

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2020

(unaudited)

	Special Preferred Voting Stock	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'	Non controlling Interests in Consolidated	Total
	Amount	Share	Amount	Capital	Income	Deficit	Equity	Subsidiary	Equity

Balance – June 30, 2020	$—	13,203,806	$1,321	$71,902,474	$63,000	$(41,160,245)	$30,806,550	$4,704,252	$35,510,802
Adoption of ASC 606 Adjustment	—	—	—	—	—	185,826	185,826	—	185,826
Balance, July 1. 2020	—	13,203,806	1,321	71,902,474	63,000	(40,974,419)	30,992,376	4,704,252	35,696,628
Special voting preferred stock issued in business combination	25,203,490	—	—	—	—	—	25,203,490	—	25,203,490
Conversion of exchangeable shares to common stock	(4,798,271)	627,225	63	4,798,208	—	—	—	—	—
Acquisition of noncontrolling interest	—	800,000	80	4,695,357	—	—	4,695,437	(4,695,437)	—
Stock-based compensation	—	—	—	764,351	—	—	764,351	—	764,351
Restricted stock vesting	—	3,025	—	—	—	—	—	—	—
Unrealized loss (gain) on convertible notes	—	—	—	—	(70,000)	—	(70,000)	—	(70,000)
Net loss	—	—	—	—	—	(3,979,230)	(3,979,230)	(8,815)	(3,988,045)
Balance – September 30, 2020	$20,405,219	14,634,056	$1,464	$82,160,390	$(7,000)	$(44,953,649)	$57,606,424	—	57,606,424

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2020

(unaudited)

	Special Preferred Voting Stock	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'	Non controlling Interests in Consolidated	Total
	Amount	Share	Amount	Capital	Income	Deficit	Equity	Subsidiary	Equity

Balance – January 1, 2020	$—	10,921,485	$1,093	$51,060,652	$—	$(31,340,510)	$19,721,235	—	19,721,235
Special voting preferred stock issued in business combination	25,203,490	—	—	—	—	—	25,203,490	—	25,203,490
Conversion of exchangeable shares to common	(4,798,271)	627,225	63	4,798,208	—	—	—	—	—
Common stock issued in business combination	—	2,299,650	230	20,081,236	—	—	20,081,466	—	20,081,466
Noncontrolling interests in acquired subsidiary	—	—	—	—	—	—	—	5,554,011	5,554,011
Adoption of ASC 606 Adjustment	—	—	—	—	—	185,826	185,826	—	185,826
Acquisition of noncontrolling interest	—	800,000	80	4,695,357	—	—	4,695,437	(4,695,437)	—
Stock-based compensation	—	—	—	1,524,935	—	—	1,524,935	—	1,524,935
Restricted stock vesting	—	3,025	—	—	—	—	—	—	—
Forfeitures of restricted shares	—	(17,329)	(2)	2	—	—	—	—	—
Unrealized loss (gain) on convertible notes	—	—	—	—	(7,000)	—	(7,000)	—	(7,000)
Net loss	—	—	—	—	—	(13,798,965)	(13,798,965)	(858,574)	(14,657,539)
Balance – September 30, 2020	$20,405,219	14,634,056	$1,464	$82,160,390	$(7,000)	$(44,953,649)	$57,606,424	—	57,606,424

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(14,116,401)	$(14,657,539)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in losses of investment	7,564	5,226
Bad debt	254,029	382,607
Stock-based compensation expense	1,584,751	1,524,935
Loss on write off of fixed assets	1,045,179	—
Gain on forgiveness of PPP loan	(2,234,730)	—
Amortization of deferred contract cost	356,528	—
Non-cash interest expense	1,161,393	—
Depreciation and amortization	3,605,434	2,387,629
Debt issuance costs	—	1,220,557
Foreign currency loss	21,496	4,901
Change in fair value of convertible notes	2,030,904	(1,544,000)
Change in fair value of derivative liability	(151,175)	(392,605)
Change in fair value of contingent consideration	—	(1,387,000)
Changes in operating assets and liabilities:
Accounts receivable	462,482	(423,850)
Prepaid expenses and other current assets	66,246	(232,180)
Accounts payable and accrued liabilities	1,756,672	914,712
Deferred revenue	(927,916)	(261,760)
Net cash used in operating activities	(5,077,544)	(12,458,367)

Cash flows from investing activities
Developed software additions	(3,354,453)	(2,698,379)
Furniture, fixtures, and equipment additions	(11,535)	(168,839)
Cash paid for business combination, net of cash acquired	—	(5,142,159)
Net cash used in investing activities	(3,365,988)	(8,009,377)

Cash flows from financing activities
Value of shares withheld for related to tax withholdings	(437,554)	—
Proceeds from stock offering, net	1,828,116	—
Proceeds from issuance of long term debt	—	17,164,600
Payments of principal amounts of debt	(1,164,706)	—
Cash paid for debt issuance costs	—	(1,220,557)
Net cash provided by financing activities	225,856	15,944,043
Effect of exchange rate changes on cash and restricted cash	(5,915)	662
Net change in cash and restricted cash	(8,223,591)	(4,523,039)
Cash and restricted cash - beginning of period	18,340,640	19,280,897
Cash and restricted cash - end of period	$10,117,049	$14,757,858
Cash paid for interest	105,882	1,559
Cash paid for taxes	10,570	30,985
Supplemental Disclosure of non-cash investing and financing activity:
Settlement of convertible notes in common stock	10,448,932	—
Conversion of exchangeable shares to common stock	17,452,497	4,798,208
Settlement of other liabilities in common stock	377,315	—
Acquisition of noncontrolling interest	—	4,695,357
Special voting preferred stock issued in business combination	—	25,203,490
Assets acquired and liabilities assumed in business combinations:
Cash	—	445,269
Accounts receivable	556,234	994,710
Prepaid expenses and other current assets	148,417	176,441
Fixed assets	—	1,329,406
Intangible assets	1,733,000	12,180,000
Goodwill	4,915,491	46,500,030
Accounts payable and accrued liabilities	349,735	2,414,930
Deferred revenue	1,001,408	580,531
Contingent consideration	—	2,204,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business

Description of Business

Akerna Corp., herein referred to as we, us, our, or Akerna, through our wholly owned subsidiaries MJ Freeway, LLC, or MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc, or Ample, Viridian Sciences, Inc, or Viridian, and solo sciences, inc, or Solo, provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, Trellis® and Viridian Sciences® to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Through Solo, we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight the authenticity and signify transparency.

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

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the three and nine months ended September 30, 2021, we incurred a loss from operations of $3.7 million and $13.3 million, respectively, and for the nine months ended September 30, 2021, we used cash in operations of $5.2 million. As of September 30, 2021, we had cash of $9.6 million, excluding restricted cash, and working capital of $7.7 million. During the nine months ended September 30, 2021, the Company incurred a number of one-time, non-recurring expenses of approximately $2.9 million. These expenses include business combination and merger related costs, restructuring charges, and other non-recurring charges.

On July 23, 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and A.G.P./Alliance Global Partners ("ATM Program"). Pursuant to the terms of the Agreement, we may offer and sell from time to time, up to $25 million of shares of our common stock. As of September 30, 2021, we have raised $1.9 million through the issuance of 556,388 shares through the ATM program. While no assurance can be provided that we will be able to raise further capital under the program, we intend to use the net proceeds from the sale of our shares of common stock, if any, for general corporate purposes, including working capital, marketing, product development, capital expenditures and merger and acquisition activities.

Subsequent to yearend, on October 5, 2021, we entered into a securities purchase agreement with the two institutional investors that held the Company's convertible notes issued in June of 2020 (the "2020 Notes") to sell senior secured notes in a private placement (the "Senior Convertible Notes"). The Senior Convertible Notes have an aggregate principal amount of $20,000,000, an aggregate original issue discount of 10%, and rank senior to all our other outstanding and future indebtedness. Approximately $3.3 million of the proceeds from the Senior Convertible Notes were used to payoff the 2020 Notes, which were then to be cancelled. The net proceeds from the issuance of the Senior Convertible Notes was approximately $14.6 million, following the original issue discount and deductions for expenses and paydown of the 2020 Notes. These net proceeds will be used to support Akerna's ongoing growth initiatives and continued investment in current and future technology infrastructure. The Senior Convertible Notes are convertible into shares of common stock of Akerna at a conversion price of $4.05 per share. The Senior Convertible Notes mature on October 5, 2024 and are to be repaid in monthly installments beginning on January 1, 2022. The Senior Convertible Notes can be repaid in common shares or cash.

After considering all available evidence, we determined that, due to our current positive working capital, our ability to repay our senior secured convertible note with shares of our common stock, the funds raised from the ATM Program and the Senior Convertible Notes, as well as our ongoing initiatives to drive operating effectiveness, that we have sufficient working capital to sustain operations for a period of at least twelve months from the date that our September 30, 2021 financial statements were issued.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

During the nine months ended September 30, 2021 and 2020, one government client accounted for 11% and 23% of total revenues, respectively. During the three months ended September 30, 2021 and 2020, one government client accounted for 10% and 17% of total revenues, respectively. As of September 30, 2021 and December 31, 2020, two government clients accounted for a total of  14% and 36% of net accounts receivable, respectively.

Foreign Currency Translation

The functional currency of the Company's non-U.S. operations is the local currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated into U.S. dollars using the average rates of exchange prevailing during the period. Translation gains or losses are included as a component of accumulated other comprehensive loss in shareholders' equity. Gains and losses resulting from foreign currency transactions are recognized as other income (expense).

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

In the following table, we disclose the combined gross balance of our fixed assets, capitalized software, and intangible assets by geographical location (in thousands):

	As of September 30, 2021	As of December 31, 2020
Long-lived assets:
United States	$15,285	$9,994
Canada	4,923	5,074
Total	$20,208	$15,068

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

Investment

We hold an equity security in Zoltrain, Inc. (Zoltrain) for which the fair value is not readily determinable. Accordingly, we measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes. When indicators of impairment exist, we estimate the fair value and record an impairment charge if the carrying value of the investment exceeds its estimated fair value. Any impairment charges are recorded in other (expense) income, net, in our consolidated statements of operations. Prior to the quarter ended September 30, 2021, we determined we could exert significant influence over Zoltrain's operations through voting rights and representation on the board of directors and we accounted for our investment in Zoltrain using the equity method of accounting, recording our share in the investee’s earnings and losses in the consolidated statement of operations.

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

ASU 2021-04

On May 3, 2021, FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard.

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new guidance on the consolidated financial statements.

Note 3 – Revenue

Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"

  On July 1, 2020, we adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of September 30, 2021 and December 31, 2020, and three months ended September 30, 2021 in the accompanying consolidated financial statements are presented under ASC 606.

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

Revenue Recognition Policies for the nine months ended September 30, 2020

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

Software Revenue

Software revenue consists of subscription revenue, the sale of business intelligence, data analytics and other software related services, as well as sales of solo*TAGs and solo*CODEs to customers by the roll of printed labels or as a digital code that allows customers to directly print their packing. When customers activate a solo*TAG or solo*CODE, we receive an activation fee, which is recognized upon activation by the customer. Subscription revenue is recognized ratably over the term of the contract, beginning when access to the applicable software is provided to the customer. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When a collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized ratably over the expected term of the contract, including expected renewals.

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

Other Revenues

Other revenue is derived primarily from point-of-sale hardware and other non-recurring revenue. From time to time we purchase equipment for resale to customers. Such equipment is generally drop-shipped to our customers and we recognize revenue as these products are delivered.

Cost of Revenue

Cost of revenue consists primarily of costs related to providing subscription and other services to our customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, security services, and other tools.

Deferred Revenue

Deferred revenue consists of payments received in advance of revenue recognition from subscription, implementation and consulting services. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, contract duration, and invoice frequency. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as deferred revenue, which is a current liability on the accompanying consolidated balance sheets.

Revenue Recognition Policies for the three months ended September 30, 2020 and the three and nine months ended September 30, 2021

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

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

The following table summarizes revenue disaggregation by product for the following periods (in thousands):

	For the Nine Months Ended September 30,
	2021	2020 (1)
Government	$2,366	$3,333
Non-government	11,690	6,455
	$14,056	$9,788

	For the Nine Months Ended September 30,
	2021	2020 (1)
United States	$10,272	$8,642
Canada	3,784	1,146
	$14,056	$9,788

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

Contracts with Multiple Performance Obligations

Customers may elect to purchase a subscription to multiple modules, multiple modules with multiple service levels, or, for certain of the Company's solutions. We evaluate such contracts to determine whether the services to be provided are distinct and accordingly should be accounted for as separate performance obligations. If we determine that a contract has multiple performance obligations, the transaction price, which is the total price of the contract, is allocated to each performance obligation based on a relative standalone selling price method. We estimate standalone selling price based on observable prices in past transactions for which the product offering subject to the performance obligation has been sold separately, or by using a residual approach for consulting revenue, whereby we estimate the standalone selling price by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. As the performance obligations are satisfied, revenue is recognized as discussed above in the product descriptions.

Transaction Price Allocated to Future Performance Obligation

ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of September 30, 2021 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $4.2 million as of September 30, 2020, of which $2.0 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription, implementation, and consulting fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under total current liabilities.

The following table summarizes deferred revenue activity for the nine months ended September 30, 2021 (in thousands):

	As of December 31, 2020	Net additions	Revenue recognized	As of September 30, 2021
Deferred revenue	$844	5,970	(5,906)	$908

Of the $14.1 million of revenue recognized in the nine months ended September 30, 2021, $0.9 million was included in deferred revenue at December 31, 2020.

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

The following table summarizes deferred contract cost activity for the nine months ended September 30, 2021 (in thousand):

	As of December 31, 2020	Additions	Amortized costs (1)	As of September 30, 2021
Deferred contract costs	$228	309	(357)	$180

(1) Includes contract costs amortized to sales and marketing expense during the period.

Note 4 – Significant Transactions

Viridian Sciences

On April 1, 2021, we completed the acquisition of Viridian Sciences Inc. (“Viridian”), a cannabis business management software provider that is built on SAP Business One. We acquired Viridian in exchange for 1.0 million shares of our common stock valued at $6.0 million. In addition to the stock consideration, the agreement provides for contingent consideration of up to $1.0 million, payable in additional common stock, if Viridian meets certain revenue criteria. The contingent consideration will be recorded as the estimated fair value on the acquisition date and adjusted to estimated fair value in each subsequent reporting period until settlement.

Preliminary Fair Value
Shares issued	$6,000
Contingent consideration	2
Total preliminary fair value of consideration transferred	$6,002

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Accounts receivable	556
Prepaid expenses and other current assets	148
Capitalized software	423
Acquired technology	470
Customer relationships	820
Acquired trade name	20
Goodwill	4,915
Accounts payable and accrued expenses	(350)
Deferred revenue	(1,000)
Net assets acquired	$6,002

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

The amounts of Viridian's revenue and net income included in our consolidated statement of operations from the acquisition date of April 1, 2021, to September 30, 2021 were $1.9 million and $0.6 million, respectively.

Pro Forma Financial Information

The following unaudited pro forma financial information for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 summarizes the combined results of operations for Akerna, Trellis, Solo, Ample and Viridian as though the companies were combined as of January 1, 2019:

Nine Months Ended September 30,
2021
Revenue	$15,064,163
Net loss	$(14,114,608)

Three Months Ended September 30,
2020
Revenue	$4,986,671
Net loss	$(3,365,226)

Nine Months Ended September 30,
2020
Revenue	$16,348,997
Net loss	$(18,014,765)

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

During the nine months ended September 30, 2021, several Ample shareholders exchanged a total of 2,281,402 exchangeable shares with a value of $17,452,726 for the same number of shares of Akerna common stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of September 30, 2021, there were a total of 385,947 exchangeable shares issued and outstanding.

Note 5 - Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
Software and technology	$461,555	$480,651
Professional services, dues and subscriptions	803,861	826,195
Insurance	415,630	243,222
Deferred contract costs	179,928	227,718
Unbilled receivables	265,155	612,446
Other	68,092	68,495
Total prepaid expenses and other current assets	$2,194,221	$2,458,727

Accounts payable and accrued liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
Accounts payable	$1,808,867	$513,610
Professional fees	441,211	333,709
Sales taxes	253,326	216,367
Compensation	404,906	311,379
Contractors	616,502	1,281,857
Other	1,660,707	531,654
Total accounts payable and accrued liabilities	$5,185,519	$3,188,576

Note 6 - Fair Value

Fair Value Option Election – Convertible Notes

We issued Convertible Notes with a principal amount of $17.0 million at a purchase price of $15.0 million on June 9, 2020. We have elected to account for the Convertible Notes using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument-specific credit risk is recorded in other comprehensive income as a component of equity. The remaining estimated fair value adjustment is presented as a single line item within other (expense) income in our condensed consolidated statement of operations under the caption, change in fair value of convertible notes.

For the Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
	2021	2020
Fair value balance at beginning of period	$6,152,000	$14,131,000
Payments on Convertible Notes	(2,344,226)	—
Change in fair value reported in the statements of operations	23,227	(778,000)
Change in fair value reported in other comprehensive loss	3,000	70,000
Fair value balance at end of period	$3,834,001	$13,423,000

	Nine Months Ended September 30,
	2021	2020
Fair value balance at beginning of period or issue date (June 9, 2020)	$13,398,000	$14,960,000
Payments on Convertible Notes	(11,613,903)	—
Change in fair value reported in the statements of operations	2,030,904	(1,544,000)
Change in fair value reported in other comprehensive loss	19,000	7,000
Fair value balance at end of period	$3,834,001	$13,423,000

The estimated fair value of the Convertible Notes as of September 30, 2021 and December 31, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Convertible Notes reflect our assumptions about the assumptions that market participants would use in valuing the Convertible Notes as of the issuance date and subsequent reporting period.

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	September 30, 2021	December 31, 2020
Face value principal payable (in thousands)	$3,558,824	$15,172,272
Original conversion price	$11.50	$11.50
Value of Common Stock	$2.82	$3.24
Expected term (years)	0.1	2.3
Volatility	99%	77%
Market yield	25.1%	27.1%	to 27.2%
Risk free rate	0.1%	0.1%

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

For the Private Warrants classified as derivative liabilities, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
	2021	2020
Fair value balance at beginning of period	$354,247	$1,058,228
Change in fair value reported in the statements of operations	(194,046)	(762,646)
Fair value balance at end of period	$160,201	$295,582

	Nine Months Ended September 30,
	2021	2020
Fair value balance at beginning of period	$311,376	$688,187
Change in fair value reported in the statements of operations	(151,175)	(392,605)
Fair value balance at end of period	$160,201	$295,582

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

We record the fair value of the Private Warrants in the consolidated balance sheets under the caption “derivative liability” and recognize changes to the liability against earnings or loss each reporting period. Upon exercise of the Private Warrants, holders will receive a delivery of Akerna shares on a net or gross share basis per the terms of the Private Warrants and any exercise will reclassify the Private Warrants, at the time of exercise, to shareholder’s equity to reflect the equity transaction.  There are no periodic settlements prior to the holder exercising the Private Warrants. There were no transfers in or out of Level 3 from other levels for the fair value hierarchy.

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	September 30, 2021	December 31, 2020
Number of Private Warrants	225,635	225,635
Original conversion price	$11.50	$11.50
Value of Common Stock	$2.82	$3.24
Expected term (years)	2.71	3.46
Volatility	92.9%	102.3%
Risk free rate	0.5%	0.2%

Note 7 - Commitments and Contingencies

Litigation

On December 4, 2020, TechMagic USA LLC filed suit against our wholly-owned subsidiary, Solo, in Massachusetts Superior Court, Department Business Litigation, seeking recovery of up to approximately $1.07 million for unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 by and between TechMagic and Solo. The invoices set forth services that TechMagic USA LLC purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and November 2020 totaling approximately $787,000. The suit seeks continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties dispute the effective date of the termination. Solo disputes the validity of the invoices, in whole or in part, and intends to defend the suit vigorously. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of less than 5% of our issued and outstanding shares of common stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC. As of September 30, 2021 and December 31, 2020, we recognized a loss contingency of $0.6 million.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and our wholly-owned subsidiary, MJ Freeway, LLC, in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2 million for services allegedly provided pursuant to a Subcontractor Agreement between MJ Freeway and TreCom. MJ Freeway provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJ Freeway disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. As of September 30, 2021, we recognized a loss contingency of $0.1 million.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2021, and through the date these financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the financial statements.

Note 8 – Long Term Debt

On March 27, 2020, former President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlined the provisions of the Paycheck Protection Program (the “PPP”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, was signed into law increasing funding provided by the CARES Act and on June 5, 2020, the Paycheck Protection Program Flexibility Act extended the program until December 31, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all, or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.

On April 21, 2020, the Company issued a promissory note to KeyBank National Association (“KeyBank”) in the principal aggregate amount of $2,204,600 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan had a two-year term bearing interest at a rate of 1% per annum with principal and interest payments of $92,818 to be paid monthly on the 12th of the month beginning 7 months from the date of the PPP Loan. The PPP Loan provides for prepayment of 20% or less of the unpaid principal balance at any time. If more than 20% is prepaid, then all accrued interest must also be paid.

In August 2021, the Company submitted its application for 100% loan forgiveness and on September 3, 2021, the loan was 100% forgiven by the Small Business Administration. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $2,234,730.

Note 9 – Revisions of Previously Issued Financial Statements

On June 17, 2019, we completed the Mergers with MTech. Prior to the Mergers, MTech was a special purpose acquisition company and had completed an initial public offering in October 2018, which included the issuances of the MTech Private Warrants in a simultaneous private placement transaction. The MTech Private Warrants were exchanged for our Private Warrants as part of the Mergers and our Private Warrants remain outstanding as of September 30, 2021. We previously accounted for these outstanding Private Warrants as components of equity rather than as derivative liabilities. In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC on April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated our outstanding warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

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

The tables below disclose the effects on the financial statements included in this Quarterly Report on Form 10-Q and the financial statements yet to be reissued:

	Three Months Ended September 30, 2020
	As reported	Adjustment	As revised
Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$762,646	$762,646
Net loss attributable to Akerna shareholders	(4,741,876)	762,646	(3,979,230)
Net loss per share	(0.28)	—	(0.28)

	Six Months Ended December 31, 2020
	As reported	Adjustment	As revised
Consolidated Statements of Operations
Change in fair value of derivative liability	$—	$746,852	$746,852
Net loss attributable to Akerna shareholders	(16,957,334)	746,852	(16,210,482)
Net loss per share	(1.01)	—	(1.01)

	As of December 31, 2020
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Derivative liability	$—	$(311,376))	$(311,376)
Total liabilities	(19,635,076)	(311,376)	(19,946,452)
Additional paid-in capital	95,090,883	(1,004,450)	94,086,433
Accumulated deficit	(57,872,599)	693,074	(57,179,525)

Note 10 - Loss Per Share

During the three and nine months ended September 30, 2021 and 2020, we used the two-class method to compute net loss per share because we issued securities other than common stock that is economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna common stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interest in Ample. The two-class method requires earnings for the period to be allocated between common stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

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

The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	As of September 30,
	2021	2020
Shares issuable upon exchange of Exchangeable Shares	385,947	2,667,349
Shares of common stock issuable upon conversion of Convertible Notes	1,278,421	1,542,632
Warrants	5,813,804	5,813,804
Unvested restricted stock units	859,860	824,143
Unvested restricted stock awards	32,394	64,296
Total	8,370,426	10,912,224

Note 11 - Subsequent Events

365 Cannabis Acquisition

On October 1, 2021, Akerna acquired The Nav People, Inc. d.b.a. 365 Cannabis ("365 Cannabis"), a cannabis ERP and business management software system built on Microsoft Dynamics 365 Business Central, in a $17.0 million deal comprised of $5.0 million in cash and $12.0 million in stock.

Because the acquisition occurred after September 30, 2021, no results of operations of 365 Cannabis are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021. It is currently impractical to disclose a preliminary purchase price allocation or pro forma financial information combining both companies as of the earliest period presented in these financial statements, as 365 Cannabis is currently in the process of closing their books and records.

Senior Convertible Note Financing

On October 5, 2021, Akerna entered into a securities purchase agreement with the two institutional investors that held the Company's convertible notes issued in June of 2020 (the "2020 Notes") to sell senior secured notes in a private placement (the "Senior Convertible Notes"). The Senior Convertible Notes have an aggregate principal amount of $20,000,000, an aggregate original issue discount of 10%, and rank senior to all our other outstanding and future indebtedness. Approximately $3.3 million of the proceeds from the Senior Convertible Notes were used to payoff the 2020 Notes, which were then to be cancelled. The net proceeds from the issuance of the Senior Convertible Notes was approximately $14.6 million, following the original issue discount and deductions for expenses and paydown of the 2020 Notes. These net proceeds will be used to support Akerna's ongoing growth initiatives and continued investment in current and future technology infrastructure. The Senior Convertible Notes are convertible into shares of common stock of Akerna at a conversion price of $4.05 per share. The Senior Convertible Notes mature on October 5, 2024 and are to be repaid in monthly installments beginning on January 1, 2022. The Senior Convertible Notes can be repaid in common shares or cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.

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

Executing upon our expansion strategy, we acquire complementary cannabis brands to grow the scope of Akerna’s cannabis ecosystem. Throughout 2019, 2020, and 2021, we integrated five new brands into the Akerna product and service offering. Our first acquisition, solo sciences, was initiated in the fall of 2019, with the full acquisition completed in July 2020. We added Trellis Solutions to our portfolio on April 10, 2020 and finalized the acquisition of Ample Organics on July 7, 2020. Most recently, in April 2021, we completed our acquisition of Viridian Sciences Inc., a cannabis business management software system built on SAP Business One. Through our growing family of companies, Akerna provides highly versatile platforms that equip our clients with a central data management system for tracking regulated products. Our solutions also provide clients with integrated security, transparency, and scalability capabilities, all while maintaining compliance with their governing regulations.

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

Enterprise Resource Planning (ERP) software is a business process management software that manages and integrates a company’s financials, manufacturing, inventory, supply chain, operations, commerce, and reporting activities. ERP systems improve an operators efficiency and effectiveness by eliminating disparate systems, consolidating business critical information in a single location, reducing double entry data, and streamlining operations. ERP software solutions built for cannabis operators combine traditional accounting, manufacturing, inventory, and supply chain management with cannabis-specific track and trace and compliance functionality.

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

Financial Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 91% and 87% of our revenue for the nine months ended September 30, 2021 and 2020, respectively.  Revenue from consulting services comprised approximately 7% and 12% of our revenue for nine months ended September 30, 2021 and 2020, respectively.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Transition Report on Form 10-K for the six-month period ended December 31, 2020. Since the date of the Transition Report, there have been no material changes to our critical accounting policies except for our accounting policies for warrants as disclosed in Note 9 to the condensed consolidated financial statements.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table highlights the various sources of revenues and expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,		Change
	2021	2020	Period over Period
Revenues:
Software	$12,809,841	$8,519,635	$4,290,206	50%
Consulting	1,135,033	1,156,171	(21,138)	(2)%
Other	111,540	112,381	(841)	(1)%
Total revenue	14,056,414	9,788,187	4,268,227	44%

Cost of revenues	5,339,929	4,954,721	385,208	8%
Gross profit	8,716,485	4,833,466	3,883,019	80%
Gross profit margin	62%	49%

Operating expenses:
Product development:	4,517,836	3,722,551	795,285	21%
Sales and marketing	5,564,519	6,255,371	(690,852)	(11)%
General and administrative	8,306,417	9,053,476	(747,059)	(8)%
Depreciation and amortization	3,605,435	2,387,629	1,217,806	51%
Total operating expenses	21,994,207	21,419,027	575,180	3%

Loss from operations	$(13,277,722)	$(16,585,561)	$3,307,839	(20)%

Software Revenue

Our total software revenue increased to $12.8 million for the nine months ended September 30, 2021 from $8.5 million for the nine months ended September 30, 2020, for an increase of $4.3 million, or 50%. Software revenue accounted for 91% and 87% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. The increase in software revenue during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was attributable to revenue generated from our acquisitions of Ample and Viridian in the amounts of $2.1 million and $1.9 million, respectively, as well as an increase of $0.9 million in data revenue. These increases were partially offset by a decrease of $0.5 million in software revenues generated from government clients which totaled $3.0 million and $3.5 million during the nine months ended September 30, 2021 and 2020, respectively.

Consulting Revenue

Our consulting revenue was $1.1 million for the nine months ended September 30, 2021 compared to $1.2 million for the nine months ended September 30, 2020. Consulting revenue was 8% and 12% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity as well as the ongoing pandemic as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware. Other revenue totaled $0.1 million for the nine months ended September 30, 2021 and 2020 and was approximately 1% of total revenue for the nine months ended September 30, 2021 and 2020.

Cost of Revenue and Gross Profit

Our cost of revenue was $5.3 million, or 38% of total revenue, for the nine months ended September 30, 2021 compared to $5.0 million, or 51% of total revenue, for the nine months ended September 30, 2020. Our gross profit margin improved to 62% for the nine months ended September 30, 2021 from 49% for the nine months ended September 30, 2020. This improvement in gross margin was primarily due operating synergies realized from our acquired assets, our ongoing initiatives to drive operating effectiveness and acquiring additional B2B customers, of which have a higher gross margin.

Operating Expenses

Product development expense was $4.5 million for the nine months ended September 30, 2021, compared to $3.7 million for the nine months ended September 30, 2020, an increase of $0.8 million, or 21%. Product development expense increased primarily due the acquisitions of Ample and Viridian which resulted in a $0.5 million increase in salary-related expenses and a $0.3 million increase in stock compensation expense for the nine months ended September 30, 2021 compared to the same period in the prior year.

Sales and marketing expense was $5.6 million for the nine months ended September 30, 2021, compared to $6.3 million for the nine months ended September 30, 2020, a decrease of $0.7 million, or 11%. Sales and marketing decreased primarily due to a reduction in customer event spend due primarily to cancelling all in-person customer activities and events as a result of the COVID-19 pandemic.

General and administrative expense was $8.3 million for the nine months ended September 30, 2021, compared to $9.1 million for the nine months ended September 30, 2020, a decrease of $0.7 million, or 8%. This decrease was primarily related to a reduction in acquisition related expenses of $2.9 million and transactional costs of $0.8 million, as we completed one acquisition, Viridian, during the nine months ended September 30, 2021 compared to acquisitions of Solo, Trellis, and Ample during 2020. During the nine months ended September 30, 2021, there was also a decrease of $0.4 million in rental expenses which is related to the termination of our office spaces in Denver in December 2020 and Toronto in June 2021, a slight decrease of $0.2 million in salaries and overhead as a direct result of cost-saving measures placed into service during 2020, and bad debt expense also decreased by $0.2 million due to our improvement in the overall quality of our revenue and client portfolio as well as enhancement of our sales and marketing team. Partially offsetting these decreases is a $2.2 million restructuring charge incurred during the nine months ended September 30, 2021 related to a lease settlement agreement for relinquishing office space in Toronto and the related write off of leasehold improvements associated with the lease termination.

Results of Operations for the Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table highlights the various sources of revenues and expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

	Three Months Ended September 30,		Change
	2021	2020	Period over Period
Revenues:
Software	$4,557,960	$3,323,592	$1,234,368	37%
Consulting	551,402	332,587	218,815	66%
Other	26,140	57,825	(31,685)	(55)%
Total revenue	5,135,502	3,714,004	1,421,498	38%

Cost of revenues	1,971,382	1,739,937	231,445	13%
Gross profit	3,164,120	1,974,067	1,190,053	60%
Gross profit margin	62%	53%

Operating expenses:
Product development:	1,566,478	1,758,826	(192,348)	(11)%
Sales and marketing	2,002,461	2,097,502	(95,041)	(5)%
General and administrative	2,077,474	2,470,187	(392,713)	(16)%
Depreciation and amortization	1,238,420	1,171,022	67,398	6%
Total operating expenses	6,884,833	7,497,537	(612,704)	(8)%

Loss from operations	$(3,720,713)	$(5,523,470)	$1,802,757	(33)%

Software Revenue

Our total software revenue increased to $4.6 million for the three months ended September 30, 2021 from $3.3 million for the three months ended September 30, 2020, for an increase of $1.2 million, or 37%. Software revenue accounted for 89% and 89% of total revenue for the three months ended September 30, 2021 and 2020, respectively. The increase in software revenue during the three months ended September 30, 2021 was primarily attributable to revenue generated from our acquisition, Viridian, in the amount of $0.9 million as well as an increase of $0.4 million in data revenue.

Consulting Revenue

Our consulting revenue was $0.6 million for the three months ended September 30, 2021 compared to $0.3 million for the three months ended September 30, 2020. Consulting revenue was 11% and 9% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity as well as the ongoing pandemic as a driver of demand, the percentage of consulting revenue as a percentage of total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware. Other revenue was less than $0.1 million for the three months ended September 30, 2021 and 2020 and comprised less than 1% of total revenue for the three months ended September 30, 2021 and less than 2% of total revenue for the three months ended September 30, 2020.

Cost of Revenue and Gross Profit

Our cost of revenue was $2.0 million, or 38% of total revenue, for the three months ended September 30, 2021 compared to $1.7 million, or 47% of total revenue, for the three months ended September 30, 2020. Our gross profit margin improved to 62% for the three months ended September 30, 2021 from 53% for the three months ended September 30, 2020. This improvement in gross margin was primarily due operating synergies realized from our acquired assets, our ongoing initiatives to drive operating effectiveness and acquiring additional B2B customers, of which have a higher gross margin.

Operating Expenses

Product development expense was $1.6 million for the three months ended September 30, 2021, compared to $1.8 million for the three months ended September 30, 2020, a decrease of $0.2 million, or 11%. Product development expense decreased as a result of slightly lower salary expense and reduced usage of third-party contractors associated with software development.

Sales and marketing expense was $2.0 million for the three months ended September 30, 2021, compared to $2.1 million for the three months ended September 30, 2020, a slight decrease of $0.1 million, or 5%. Sales and marketing decreased primarily due to a reduction in customer event spend and third-party consultants due primarily to cancelling all in-person customer activities and events as a result of the COVID-19 pandemic.

General and administrative expense was $2.1 million for the three months ended September 30, 2021, compared to $2.5 million for the three months ended September 30, 2020, a decrease of $0.4 million, or 16%. This decrease is primarily related to a reduction in acquisition related expenses of $0.8 million, as we completed one acquisition, Viridian, during the nine months ended September 30, 2021 compared to acquisitions of Solo, Trellis, and Ample during 2020. During the three months ended September 30, 2021, there was also a decrease of $0.3 million in rental expenses compared to the three months ended September 30, 2020 which is related to the termination of our office spaces in Denver in December 2020 and Toronto in June 2021. These decreases were partially offset by slight increases in franchise and sales and use tax, as well as bad debt expense.

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

We define EBITDA as net loss before interest expense, interest income changes in fair value of convertible notes, provision for income taxes, depreciation and amortization, and changes in fair value of derivative liabilities. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	stock-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations and mergers that are required to be expensed as incurred in accordance with GAAP, because business combination and merger related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with non-recurring financing, including fees incurred as a direct result of electing the fair value option to account for our debt instruments;
●	restructuring charges, which includes costs to terminate a lease and the related writeoff of leasehold improvements and furniture, as we believe these costs are not representative of operating performance;
●	gain on forgiveness of PPP loan, as this is a one-time forgiveness of debt that is not recurring across all periods and we believe inclusion of the gain is not representative of operating performance;
●	equity in earnings (losses) of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years; and
●	changes in the fair value of contingent consideration because these adjustments are not recurring across all periods and we believe these costs are not representative of operating performance.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Nine Months Ended September 30,
	2021	2020
Net loss	$(14,116,401)	$(14,657,539)
Adjustments:
Interest expense (income)	1,175,789	(27,751)
Change in fair value of convertible notes	2,030,904	(1,544,000)
Change in fair value of derivative liability	(151,175)	(392,605)
Income tax expense	10,570	30,985
Depreciation and amortization	3,605,435	2,387,629
EBITDA	$(7,444,878)	$(14,203,281)
Stock-based compensation expense	1,502,339	1,354,898
Business combination and merger related costs	290,357	3,197,226
Non-recurring financing fees	410,362	1,220,557
Restructuring charges	2,453,776	68,190
Changes in fair value of contingent consideration	—	(1,387,000)
Gain on forgiveness of PPP Loan	(2,234,730)	—
Equity in losses of investee	7,564	5,226
Adjusted EBITDA	$(5,015,210)	$(9,744,184)

	Three Months Ended September 30,
	2021	2020
Net loss	$(1,553,447)	$(3,988,045)
Adjustments:
Interest expense (income)	238,283	3,687
Change in fair value of convertible notes	23,227	(778,000)
Change in fair value of derivative liability	(194,046)	(762,646)
Income tax expense	—	—
Depreciation and amortization	1,238,420	1,171,022
EBITDA	$(247,563)	$(4,353,982)
Stock-based compensation expense	477,625	681,419
Business combination and merger related costs	182,631	951,865
Non-recurring financing fees	280,768	43,167
Restructuring charges	—	68,190
Changes in fair value of contingent consideration	—	(389,000)
Gain on forgiveness of PPP Loan	(2,234,730)	—
Equity in losses of investee	—	1,534
Adjusted EBITDA	$(1,541,269)	$(2,996,807)

Liquidity and Capital Resources

Since our inception, we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the three and nine months ended September 30, 2021, we incurred a loss from operations of $3.7 million and $13.3 million, respectively, and for the nine months ended September 30, 2021, we used cash in operations of $5.1 million. As of September 30, 2021, we had cash of $9.6 million, excluding restricted cash, and working capital of $7.7 million. During the September months ended September 30, 2021, the Company incurred a number of one-time, non-recurring expenses of approximately $2.9 million. These expenses include business combination and merger related costs, restructuring charges, and other non-recurring charges.

On July 23, 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and A.G.P./Alliance Global Partners ("ATM Program"). Pursuant to the terms of the Agreement, we may offer and sell from time to time, up to $25 million of shares of our common stock. As of September 30, 2021, we have raised $1.9 million through the issuance of 556,388 shares through the ATM program. While no assurance can be provided that we will be able to raise further capital under the program, we intend to use the net proceeds from the sale of our shares of common stock, if any, for general corporate purposes, including working capital, marketing, product development, capital expenditures and merger and acquisition activities.

Subsequent to yearend, on October 5, 2021, we entered into a securities purchase agreement with the two institutional investors that held the Company's convertible notes issued in June of 2020 (the "2020 Notes") to sell senior secured notes in a private placement (the "Senior Convertible Notes"). The Senior Convertible Notes have an aggregate principal amount of $20,000,000, an aggregate original issue discount of 10%, and rank senior to all our other outstanding and future indebtedness. Approximately $3.3 million of the proceeds from the Senior Convertible Notes were used to payoff the 2020 Notes, which were then to be cancelled. The net proceeds from the issuance of the Senior Convertible Notes was approximately $14.6 million, following the original issue discount and deductions for expenses and paydown of the 2020 Notes. These net proceeds will be used to support Akerna's ongoing growth initiatives and continued investment in current and future technology infrastructure. The Senior Convertible Notes are convertible into shares of common stock of Akerna at a conversion price of $4.05 per share. The Senior Convertible Notes mature on October 5, 2024 and are to be repaid in monthly installments beginning on January 1, 2022. The Senior Convertible Notes can be repaid in common shares or cash.

After considering all available evidence, we determined that, due to our current positive working capital, our ability to repay our senior secured convertible note with shares of our common stock, the funds raised from the ATM Program and the Senior Convertible Notes, as well as our ongoing initiatives to drive operating effectiveness, that we have sufficient working capital to sustain operations for a period of at least twelve months from the date that our September 30, 2021 financial statements were issued.

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

Cash Flows

Our cash and restricted cash balances were $9.6 million as of September 30, 2021. Cash flow information for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash (used in) provided by:
Operating activities	$(5,077,544)	$(12,458,367)
Investing activities	(3,365,988)	(8,009,377)
Financing activities	225,856	15,944,043
Effect of change in exchange rates on cash and restricted cash	(5,915)	662
Net decrease in cash and restricted cash	$(8,223,591)	$(4,523,039)

Sources and Uses of Cash for the Nine months ended September 30, 2021 and 2020

Net cash used in operating activities decreased to $5.1 million during the nine months ended September 30, 2021, from $12.5 million during the nine months ended September 30, 2020, a decrease of $7.3 million. The decrease in cash used in operating activities was primarily due to improvements in cash flows from working capital changes.

Net cash used in investing activities totaled $3.4 million during the nine months ended September 30, 2021, as a result of amounts invested in the development of our software products. Net cash used by investing activities during the nine months ended September 30, 2020, was $8.0 million as a result of acquisitions and investment in software products.

Net cash provided by financing activities totaled $0.2 million during the nine months ended September 30, 2021 and represents proceeds from our ATM program stock offerings of $1.8 million offset by cash pay downs on our convertible debt in the amount of $1.2 million and $0.4 million of cash paid for the value of shares withheld for tax withholdings on restricted stock units that vested. Our net cash provided by financing activities was $15.9 million for the September months ended September 30, 2020 as a result of net proceeds from our convertible debt offering.

Warrant Liability and Financial Statement Revisions

As discussed in Note 9 to the accompanying financial statements, we determined that our Private Warrants, previously recorded in stockholders’ equity, were not properly classified as derivative liabilities, which resulted in primarily the overstatement of net losses attributable to Akerna’s shareholders for each of the reporting periods identified in that note. We assessed the materiality of these errors on prior periods’ financial statements and concluded that the errors were not material to any prior annual or interim periods, but the cumulative adjustments necessary to correct the errors would be material if we recorded the corrections in the period in which the errors were identified. In accordance with GAAP, we are revising the prior periods’ financial statements when they are next issued.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Remediation Efforts

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation of a previously identified material weakness as discussed below.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to our improper evaluation of accounting for complex instruments that was identified during Q2 2021. In light of this material weakness, we contracted an outside consultant to assist in determining the appropriate accounting for complex instruments and have sufficiently enhanced our internal controls and process for accounting for the warrants.

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

The issuance of shares of our common stock pursuant to our Senior Convertible Notes may result in significant dilution to our stockholders.

The conversion of our outstanding Senior Convertible Notes, issued on October 5, 2021, could result in the issuance of a significant number of shares of our common stock. Currently, the $20 million principal amount of Senior Convertible Notes is convertible at a price of $4.05 per share, which would result in the issuance of 4,938,272 shares of our common stock upon the conversion of the Senior Convertible Notes in full. At the option of Akerna, the installment payments on the Senior Convertible Notes can be converted into shares of common stock of Akerna at a price per share equal to the lower of (i) the conversion price then in effect, or (ii) the greater of (x) the floor price of $0.54 and (y) 90% of the lower of (A) the volume-weighted average price of the common stock as of the trading day immediately preceding the applicable date of determination and (B) the quotient of (I) the sum of the volume-weighted average price of the common stock for each of the two (2) trading days with the lowest volume-weighted average price of the common stock during the ten consecutive trading day period ending on and including the trading day immediately prior to the applicable date of determination, divided by (II) two.

Due to the variable nature of the adjustments of installment conversion prices and the formula that sets certain conversion prices of these securities based on a discount to the then-current market price, we could issue up to 37,037,037 shares of common stock upon conversion of the Senior Convertible Notes at the floor price, which may result in significant dilution to our stockholders and could negatively impact the trading price of our common stock.

Our obligations to the holders of our Senior Convertible Notes are secured by a security interest in substantially all of our assets, if we default on those obligations, the Senior Convertible Note holders could foreclose on our assets.

Our obligations under the Senior Convertible Notes, issued on October 5, 2021, and the related transaction documents are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under such Senior Convertible Notes, the collateral agent on behalf of the holders of the Senior Convertible Notes could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of your investment.

Events of default under the Senior Convertible Notes include: (i) the failure of the registration statement to which this prospectus relates (under the registration rights agreement between the Company and the holders) to be filed with the SEC or the failure of the applicable registration statement to be declared effective by the SEC by deadlines set forth in the registration rights agreement; (ii) (x) the effectiveness of the applicable registration statement lapses for any reason or such registration statement is unavailable to any holder of registrable securities and Rule 144 (subject to certain conditions) is not unavailable to any holder of the conversion shares; (iii) suspension of trading of the Company’s common stock on a national securities exchange for five days; (iv) uncured conversion failure; (v) failure by the Company to maintain required share allocations for the conversion of the Senior Convertible Notes; (vi) failure by the Company to pay principal when due; (vii) failure of the Company to remove restricted legends from shares issued to a holder upon conversion of the Senior Convertible Notes; (viii) the occurrence of any default under, redemption of or acceleration prior to maturity of at least an aggregate of $50,000 of indebtedness of the Company; (ix) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any subsidiary and not dismissed within 45 days of initiation; (x) the commencement by the Company or any subsidiary of a voluntary case or proceeding under any applicable federal, state or foreign bankruptcy, insolvency, reorganization or other similar law; (xi) the entry by a court of a decree, order, judgment or other similar document in respect of the Company or any subsidiary of a voluntary or involuntary case or proceeding under any applicable federal, state or foreign bankruptcy, insolvency, reorganization or other similar law; (xii) final judgment for the payment of money aggregating in excess of $50,000 are rendered against the Company or any subsidiary of the Company and not bonded or discharged within 30 days; (xiii) failure of the Company or any subsidiary to pay when due any debts in excess of $50,000 due to any third party; (xiv) breaches by the Company or any subsidiary of any representations or warranties in the securities purchase agreement for the Senior Convertible Notes or any document contemplated thereby; (xv) a false or inaccurate certification by the Company that either (A) the “Equity Conditions” (as defined in the Senior Convertible Notes) are satisfied, (B) there has been no “Equity Conditions Failure,” (as defined in the Senior Convertible Notes) or (C) as to whether any Event of Default has occurred; (xvi) failure of the Company or any subsidiary to comply with certain of the covenants in the Senior Convertible Notes; (xvii) the occurrence of (A) at any time after the six month anniversary of the issuance date, any current public information failure that remains outstanding for a period of twenty (20) trading days or (B) any restatement of any financial statements of the Company filed with the SEC; (xviii) any material adverse effect occurring; (xix) any provision of any transaction document shall at any time for any reason cease to be valid and binding or enforceable; (xx) any security document shall for any reason (other than pursuant to the express terms thereof or due to any failure or omission of the collateral agent) fail or cease to create a separate valid and perfected and, except to the extent permitted by the terms hereof or thereof, first priority lien; (xxi) any material damage to, or loss, theft or destruction of, any collateral, that is material to the business of the Company or any subsidiary and is not reimbursed by insurance; or (xxii) any Event of Default occurs under any other Senior Convertible Notes.

The holders of the Senior Convertible Notes have certain additional rights upon an event of default under such Senior Convertible Notes, which could harm our business, financial condition, and results of operations and could require us to reduce or cease our operations.

Under the Senior Convertible Notes, the holders have certain rights upon an event of default. Such rights include (i) the remaining principal amount of the Senior Convertible Notes bearing interest at a rate of 15% per annum, (ii) during the event of default the holders of the Senior Convertible Notes will be entitled to convert all or any portion of the Senior Convertible Notes at an alternate conversion price equal to the lower of (i) the conversion price then in effect, and (ii) 80% of the lower of (x) the volume weighted average price of the common stock as of the trading day immediately preceding the applicable date of determination and (y) the quotient of (A) the sum of the volume weighted average price of the common stock for each of the two (2) trading days with the lowest volume weighted average price of the common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than the floor price, and (iii) the holder having the right to demand redemption of all or a portion of the Senior Convertible Notes, as described below. At any time after certain notice requirements for an event of default are triggered, a holder of Senior Convertible Notes may require us to redeem all or any portion of the convertible note by delivering written notice. The redemption price will equal the greater of (i) 115% of the outstanding principal of the convertible note to be redeemed and accrued and unpaid interest and unpaid late charges thereon, and (ii) an amount equal to the market value of the shares of the common stock underlying the Senior Convertible Notes, as determined in accordance with the Senior Convertible Notes. Upon the occurrence of certain events of default relating to the bankruptcy of Akerna, whether occurring prior to or following the maturity date, Akerna will be required to immediately redeem the Senior Convertible Notes, in cash, for an amount equal to 115% of the outstanding principal of the Senior Convertible Notes, and accrued and unpaid interest and unpaid late charges thereon, without the requirement for any notice or demand or other action by any holder or any other person or entity. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.

The exercise of any of these rights upon an event of default could substantially harm our financial condition, substantially dilute our other shareholders and force us to reduce or cease operations and investors may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From August 13, 2021 through to the date of this report, we issued 282,249 shares of our common stock to the holders of Akerna’s convertible notes upon conversion of installment amounts due under the terms of the notes. The shares were issued upon conversion of the installment amounts under the notes to the holders of the notes pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) thereof.

During the quarter ended September 30, 2021, the Company did not repurchase any of its Common Shares.

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
101

XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Jessica Billingsley, Chief Executive Officer and Director (Principal Executive Officer)

November 12, 2021

By:	/s/ John Fowle
John Fowle, Chief Financial Officer (Principal Financial and Accounting Officer)

November 12, 2021
42