Form 10-K
period 2021-12-31
Akerna Corp.
filed 2022-03-31
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common stock of Akerna Corp held by non-affiliates of Akerna Corp was approximately $94.6 million based upon the closing price per share of $4.03 on June 30, 2021.

As of March 16, 2022, 32,054,463 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

Documents Incorporated by Reference

To the extent herein specifically referenced, portions of Akerna Corp’s Definitive Proxy Statement on Schedule 14A for the 2022 Annual General Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this Annual Report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, in particular the substantial risks and uncertainties related to the ongoing COVID-19 pandemic. Important factors that could cause such differences to include, but are not limited to:

●	our ability to continue as a going-concern;
●	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth
●	our short operating history makes it difficult to evaluate our business and future prospects;
●	our dependence on the commercial success of our clients, the continued growth of the cannabis industry and the regulatory environment in which the cannabis industry operates;
●	our ability to attract new clients on a cost-effective basis and the extent to which existing clients renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to respond to changes within the cannabis industry;
●	the effects of adverse changes in, or the enforcement of, federal laws regarding our clients’ cannabis operations or our receipt of proceeds from such operations;
●	our ability to manage unique risks and uncertainties related to government contracts;
●	our ability to manage and protect our information technology systems;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to clients without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach;
●	our ability to retain or recruit officers, key employees, and directors;
●	our ability to manage potential conflicts of interest involving our Chief Financial Officer moving to part-time;
●	our ability to raise additional capital or obtain financing in the future;
●	our ability to successfully integrate acquired businesses with Akerna’s business within anticipated timelines and at their expected costs;
●	our ability to complete planned acquisitions on time or at all due to failure to obtain stockholder approval or governmental or regulatory clearances, or the failure to satisfy other conditions to completion, or the failure of completion for any other reason;
●	our response to adverse developments in the general market, business, economic, labor, regulatory, and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;
●	our response to competitive risks;
●	our ability to protect our intellectual property;
●	the market reaction to negative publicity regarding cannabis;
●	our ability to manage the requirements of being a public company;
●	our ability to service our convertible debt;
●	our accounting treatment of certain of our private warrants;
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
4

Should one or more of these risks or uncertainties materialize should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation to revise subsequently any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

Item 1. Business.

Business Overview

Akerna is a leading provider of enterprise software solutions within the cannabis industry. Cannabis businesses face significant complexity due to the stringent regulations and restrictions that shift based on regional, state, and national governing bodies. As the first to market more than ten years ago, Akerna’s family of software platforms help to enable regulatory compliance and inventory management across the entire supply chain. When the legal cannabis market started to grow, we identified a need for organic material tracking and regulatory compliance software as a service (SaaS) solution customized specifically for the unique needs of the industry. By providing an integrated ecosystem of applications and services that help our clients enable compliance, regulation, consumer safety and taxation, Akerna is building the technology backbone of the cannabis industry. While designed specifically for the unique needs of the cannabis market, our solutions are adaptable for other industries requiring government regulatory oversight, or where the tracking of organic materials from seed or plant to end products is desired.

Executing upon our expansion strategy, we acquire complementary cannabis brands to grow the scope of Akerna’s cannabis ecosystem. Since 2019, we have integrated six new brands into the Akerna product and service offering. Our first acquisition, Solo Sciences ("Solo"), was initiated in the fall of 2019, with the full acquisition completed in July 2020. We added Trellis Solutions ("Trellis") to our portfolio on April 10, 2020 and finalized the acquisition of Ample Organics ("Ample") and Last Call Analytics ("Last Call") on July 7, 2020. More recently, on April 1, 2021 we completed our acquisition of Viridian Sciences Inc. ("Viridian"), a cannabis business management software system built on SAP Business One, followed by the acquisition of The NAV People, Inc. d.b.a 365 Cannabis ("365 Cannabis"), a cannabis business management software system built on Microsoft Business Central, on October 1, 2021. Through our growing family of companies, Akerna provides highly versatile platforms that equip our clients with a central data management system for tracking regulated products. Our solutions also provide clients with integrated security, transparency, and scalability capabilities, all while helping maintaining compliance with their governing regulations.

On the commercial side, our products help state-licensed businesses operate in compliance with applicable regional laws. Our integrated ecosystem provides integrations with third-party vendors and add-ons that enhance the capabilities of our commercial software platforms. On the regulatory side, we provide track and trace solutions that allow state governments to monitor compliance of licensed cannabis businesses.  To date, our software has helped monitor the compliance of more than $30 billion in legal cannabis. While our software facilitates the success of legal cannabis businesses, we do not handle any cannabis-related material, do not process cannabis sales transactions within the United States ("U.S."), and our revenue is generated from a fixed-fee based subscription and professional services model and is not related to the type or amount of sales made by our clients.

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

Seed-to-Sale Tracking allows the tracking of products from cultivation, through harvest and processing and manufacturing, to the monitoring of the final sale to the patient or consumer. Our traceability technology captures every step in an individual plant’s life, providing visibility into the supply chain from any measurement of finished product dispensed to a patient or customer, back to the plant it came from, and all activity, transportation, and transactions that happen in between. While we do not provide payment processing, and never take, own, or handle any product or cash transaction, our platform records all sales as part of state and jurisdictional compliance Track-and-Trace processes. The data gathered throughout all of these processes is captured, and provides the insights and information needed to run an efficient and streamlined cannabis business. Seed-to-Sale software operates in a complementary relationship with state-mandated Track-and-Trace systems, replicating the reporting functionality and eliminating the need for operators to duplicate their compliance data into two disparate systems. Track-and-Trace systems are designed solely for government regulators to maintain compliance and do not have the sophistication or functionality to provide cannabis business owners with the insights and tools for effective business management. Our seed-to-sale platforms integrate with the state Track-and-Trace compliance system, reporting in the mandated data along the supply chain while also providing business owners with the capabilities to make informed business decisions based on the fully overview of their operations.

Track-and-Trace is the compliance reporting system used by regulatory bodies in most states. In order to adhere to their state-specific compliance regulations, cannabis operators are required to enter specific data points along the supply chain into the state-mandated track-and-trace system. By doing so, regulators can track the movement of cannabis inventory through the full supply chain, even when it moves between facilities or operators. The aggregated view that Track-and-Trace software seeks to ensure that the end product being sold has been grown, harvested, processed, transferred and sold compliantly, and provides assurance of safety to consumers.

   Single System Integration allows state-licensed clients to manage inventory, customer records, and staff in one tracking system. MJ Platform and Leaf Data Systems platforms can be fully integrated with one another to create a streamlined Seed-to-Sale/Track-and-Trace solution. Additionally, our platforms can also be integrated with systems of numerous third-party suppliers. We have certified integrations with world class accounting solutions, including Sage, SAP, Microsoft and Netsuite.

Anti-Counterfeiting Technology. Solo sciences provides next-generation anti-counterfeiting technology fused with a direct communication system between brands and consumers. The solo sciences mission is to build confidence and establish trust among consumers, while enabling retailers and distributors to close the loop with creators and producers.

Cannabis Market Insights are curated using the anonymized data aggregated through our Seed-to-Sale platform for key industry intelligence. With over $30 billion in cannabis sales tracked over the past twelve years, we have cultivated a substantial legal cannabis dataset across 30+ states and multiple countries. This data provides a detailed overview of key industry trends, giving us the ability to provide banks, investors, researchers, cannabis businesses, and non-cannabis businesses with cannabis market intelligence and comparison data.

Enterprise Resource Planning (ERP) software is a business process management software that manages and integrates a company’s financials, manufacturing, inventory, supply chain, operations, commerce, and reporting activities. ERP systems improve an operator's efficiency and effectiveness by eliminating disparate systems, consolidating business critical information in a single location, reducing double entry data, and streamlining operations. ERP software solutions built for cannabis operators combine traditional accounting, manufacturing, inventory, and supply chain management with cannabis-specific track and trace and compliance functionality.

Using our years of experience, proprietary databases, and resources to identify trends and predict changes in the cannabis industry we evolve our products and better assist our clients in operating in compliance with the applicable laws of their jurisdictions and capitalizing on commercial opportunities within the applicable regulatory framework, with accuracy, efficiency, and geographic specificity. We have worked with clients and governments across the globe to create customized solutions that fit their specific regulatory and commercially compliant needs. While the majority of our clients are in the U.S. and Canada, our solutions allow cannabis businesses to operate efficiently in this fast-changing industry and comply with state, local, and federal (in countries such as Canada, Italy, Macedonia, and Colombia). Akerna and our family of companies is well-positioned to provide compliance solutions for the expanding national and international legal cannabis market.

Industry & Competition

We believe the growing cannabis industry in numerous U.S. states and other countries represents a significant market opportunity for our technology, as legally licensed operating companies need to ensure they operate within applicable laws and carefully track inventory. With democratic leadership and the new legislation passed during the 2020 election improving the outlook of the industry and a congress that is committed to push forward cannabis policy, the industry’s growth potential has large near-term upside. Since state governments require supply chain transparency to ensure compliance and the maintenance of the seed-to-sale life cycle within their jurisdictions, each new regulated jurisdiction offers an expanded market opportunity for Akerna.

The regulated cannabis industry (medicinal and adult-use) is experiencing rapid growth. According to BDSA's 2021 Essential Cannabis Insights, December 2021 Vol 4, Issue 10, legal cannabis sales in the U.S. passed $25 billion in 2021, growth of 40% over 2020’s $18 billion. BDSA's Cannabis Market Forecast update from September 2021 noted sales are forecasted to rise to $46 billion in 2026, a CAGR of 14% from 2021. Global cannabis sales reached nearly $29 billion in 2021, an increase of 45% over 2020 sales of $20 billion. BDSA forecasts global cannabis sales will grow from $29 billion in 2021 to $61 billion in 2026, a compound annual growth rate (CAGR) of more than 16%.

The COVID-19 pandemic has had a positive effect on the growth and acceptance of the cannabis industry. Fitting into a non-cyclical, vice product category has worked to the industry’s advantage overall based on the 2020 sales data. Although many cannabis companies felt extremely adverse circumstances, and some were even forced to close or sell their businesses, this has accelerated a predictable M&A marketplace in which licenses are being acquired for a fraction of what they cost only 1 year ago. The largest Multi-State Operators (MSOs) are growing and financing faster than ever before. For example, Curaleaf, one of the largest MSOs, opened their 100th retail location in February 2021. As a result of the current M&A marketplace, the landscape is beginning to position itself in a similar way that the alcohol industry has, with major companies controlling a vast majority of market share. Akerna is positioned as an enterprise-level offering to address the needs of these large MSOs that continue to grow through consolidation. The addition of the MJ Analytics seed-to-sale reporting engine, built on the architecture of leading business intelligence platform, Domo, further positions Akerna as an enterprise-level solution.

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

The unfortunate events of the 2019 vape scare in the U.S. prompted regulatory changes and additional requirements, including anti-counterfeiting tags and codes. With major investment and partnership with Solo, Akerna has provided a solution to address the issue for both regulators and operators. The combined supply chain transparency solution was chosen by the State of Utah, requiring all medical dispensary products to be validated. Markets and Markets projects that the anti-counterfeit packaging market size will grow from $105.9 billion in 2018 to $182.2 billion by 2023, at a CAGR of 11.5%. The anti-counterfeit packaging market is projected to witness high growth due to the increasing focus of manufacturers on brand protection to reduce counterfeiting. By leveraging this investment, we strengthen our current addressable market with an essential compliance tool.

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

Competitive Landscape

The competitive set within the cannabis technology and consulting space has traditionally been comprised of several smaller and specialized companies with limited access to capital. As part of our growth strategy, we may seek to acquire assets or companies that are synergistic with our business. We have built a scalable infrastructure to support both rapid organic growth and targeted acquisitions. By providing the full seed-to-sale solution, we believe we are well-positioned to be an acquirer of cannabis technology solutions throughout the supply chain. We compete with numerous technology and consulting companies that offer services that are similar to some of our services including, but not limited to, Acumatica, BDS Analytics, BioTrackTHC, Canna Advisors, Cova Cannabis, Dutchie, Flowhub, Headset, Jane, Metrc, New Frontier Data, Nextec, 3C, Treez, and TILT Holdings.

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

Proprietary Databases

Twelve years of operations have provided us with a statistically significant dataset of cannabis transaction information that we believe cannot be readily duplicated by new entrants into the marketplace. This growing database includes proprietary sales, market trends, customer preferences, pricing, and regulatory data. We use this dataset to predict trends more accurately in the marketplace and make this dataset available to users of our platforms, providing greater utility to clients in this regard than can be provided by competing platforms.

Products and Solutions

Software

SMB Market:

Akerna’s suite of small and medium business (“SMB” or "Non-Enterprise") products including MJ Platform, Ample Organics, and Trellis provide SaaS offerings for legal cannabis, hemp and CBD businesses. We provide government-licensed cultivators, manufacturers, distributors, and retail dispensaries with a data-driven seed-to-sale tracking platform that provides clients with an enterprise resource planning solution for managing their inventory and regulatory compliance. Akerna’s products and ecosystem of connections are used by clients to compliantly track inventory through all phases of the seed-to-sale cycle – from cultivation to extraction and infusion to packaging, distribution and retail sales. Data points are collected at every stage of the product life cycle and about multiple aspects of the plant’s growing environment, manufacturing processes, and ingredients, as well as retail pricing and purchase data. In Canada, the first G7 country with a federally legal market, we have a pharmacy portal and insurance adjudication.

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

Solo has developed several key partnerships including the Utah Department of Health and Department of Agriculture, through Akerna's Leaf Data Systems contract including solo*TAGTM,, a key tagging and technology component in a closed-loop system used by all Utah cannabis licensees as the state’s primary tracking system at the retail, wholesale, cultivation, and manufacturing levels.

Enterprise Market:

Akerna’s Enterprise product suite provides a comprehensive vertically integrated cannabis ERP and business management software system with a choice of being built on the Microsoft Dynamics 365 Business Central platform or the SAP Business One platform. Our enterprise products were built by cannabis experts with cannabis-specific functionality built into the core of the solution and are designed to meet present and future needs of growing businesses. The software solutions allow business clients to manage their entire operations from cultivation to retail and incorporates Cultivation, Production, Global Compliance, QC, Finance, Dispensing & Retail, CRM, Warehousing, Distribution, Multi-Facility, Multi-Company, Multi-Entity, Language, Currency and more with a client base comprised of leading U.S.-based MSOs and single-state operators, and Canadian LPs, in addition to global cannabis clients outside North America. Our enterprise offerings leverage shared Akerna infrastructure for access to Akerna’s broad ecosystem of offerings and to facilitate compliance with our up-to-date regulatory integrations, unparalleled state and country reporting knowledge, and dedicated team of compliance experts.

Government Market:

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

As of the date of this report, Leaf Data Systems serves two state clients, the Commonwealth of Pennsylvania and the State of Utah. The State of Utah mandates the use of our proprietary solo*TAGTM the world’s first cryptographically-secure, cannabis product authentication system, exclusively for governments as an alternative to radio-frequency identification tracking. This customized system includes an electronic verification and inventory control system to track plants and products throughout the compliance supply chain.

Business Intelligence and Data Analytics Products

We have four data products: MJ Analytics ("MJA"); and Akerna Acumen Big Data, which both leverage the extensive data captured in each of MJ Platform’s cultivation, E&I, distribution, and retail modules; AmpleData, which leverages data obtained through Canadian regulated retail channels; and Last Call Analytics, which provides retail sales analytics for alcohol brands.

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

Akerna Acumen Business Intelligence

We have cultivated a substantial legal cannabis dataset with over $30 billion in sales tracked and twelve years of data across 30+ states and multiple countries. With the contractual ability to aggregate and anonymize this data, we have launched the Akerna Acumen product to provide banks, investors, researchers, cannabis businesses, and non-cannabis businesses with cannabis market intelligence and valuable market comparison data. The data is available in various formats and is available with updates as frequently as daily.

Last Call Analytics & Ample Data

Ample’s wholly owned subsidiary, Last Call Analytics ("LCA"), is a retail analytics platform designed for the beverage alcohol industry, with a focus on allowing our clients to use data to empower retail operations and generate revenue growth. The platform ingests sales and product data from a wide variety of sources, normalizes and homogenizes the dataset, and displays the resultant analysis in a proprietary application.

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

Competitive Advantage

Partner API. We host an open API ecosystem and are continually developing and maintaining an extensive collection of integrations that are designed to connect our solutions to over 80 partners, provide full-service solutions at all points in the cannabis business life cycle, including compliance, hardware, banking, accounting, online ordering, payment solutions, CRM and loyalty, delivery, and business analytics. We believe these integrations provide a competitive advantage as they reduce implementation time, effort, and cost while providing a holistic cannabis solution; We have certified API integration with tier one ERP software providers supplying sophisticated accounting solutions that collect and store business transactions to satisfy external reporting requirements. Additionally, we leverage revenue sharing agreements and referral programs with our strategic partners to further grow our business and our revenue.

Technology. As the inventors of Seed-To-Sale technology, our proprietary platform is an AWS cloud-based software solution. We offer specialized cannabis workflows specific to the needs of the industry. We serve all verticals of the cannabis supply chain (cultivation, manufacturing, distribution, retail and delivery). We are one of the few true, single-platform Seed-To-Sale solutions in the cannabis space, and the sophistication of our technology allows us to uniquely scale across legal markets. Our platform has processed over $30 billion in legal cannabis sales, with speed, reliability, and security capabilities designed to serve the needs of even the largest of enterprise customers. Compliance with state regulations is built into our platform infrastructure, assisting clients in their efforts to operate within the regulation parameters of their individual markets. The business insights provided by the data collection throughout the supply chain enables businesses to optimize their operations and make crucial data-driven decisions for their business. These insights are easily analyzed and made actionable by our MJ Analytics module, built in partnership with Domo, a leading BI platform.

Learning Management System. Through our license with ZolTrain, we are able to provide our Akerna clients with training modules to educate and on-board their staff and improve the patient /consumer experience by pairing education with product information both in person and through digital channels. The Zoltrain platform allows cannabis employees to self-direct their own learning and certification through an Akerna specific curriculum, and their employers are able to monitor and track their progress, assisting clients in ensuring that their staff is fully trained and knowledgable about the software they are required to use within their job functions. This is one of the only LMS platforms specifically designed both for the industry and for our software. It provides detailed notes, takeaways, scored exams and certificates of completion, ensuring staff knows their Seed-To-Sale software inside and out. Zoltrain modules are dynamic, and can be easily updated to accommodate new content or education on new product offerings. The AmpleLearn platform is a similar onboarding and education tool developed for Ample Organics clients to assist with building their proficiency using the software in Canada. Similar to Zoltrain, AmpleLearn is built on industry tested content within a dynamic learning environment. There are assessments, progress reports and certifications that are all available to both the employee and their supervisor.The AmpleLearn product is maintained by the internal team at Ample Organics, ensuring that the content is always up-to-date with the most recent software upgrades and functionality.

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

  Graduate our SMB clients to Enterprise. Consolidation, limited license markets, and natural industry maturation are leading many companies in our SMB portfolio to look at enterprise technology to scale their business. These market forces are an opportunity for us to convert more of our client base to our Enterprise solutions as they grow and expand into other states. We have mobilized ongoing marketing and sales campaigns to identify and actively engage these opportunities to convert to Enterprise.
  Broaden our base of clients. With increasing cannabis legislation, rapid industry consolidation, and opportunities in other supply-chain driven industries, Akerna will continue to focus on expanding our leadership and market share in the mid-market, while optimizing our offerings for the multi-state/multi-vertical enterprise segment. We will continue to invest in our sales and marketing efforts and intend to expand into new markets to grow our client base.
  Grow revenue from our existing clients. With increased product line offerings, such as MJ Analytics, as well as our growing API partner network, we are able to offer continued opportunities for our customers to optimize and streamline their operations. By leveraging our existing client base and provide them with an array of tools and solutions, we are able to increase the revenue opportunity without the burden of new client acquisition costs.
  Expand and deepen our partner ecosystem. We have an extensive network of API integrated cannabis application providers and other referral sources providing us with new avenues of qualified leads and new client opportunities. By continuing to grow and optimize these partner agreements and relationships, we have increased exposure to larger client pools, and revenue sharing agreements.
11

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

Sales and Marketing

We sell our solutions primarily on a subscription basis with module-based and user-seat pricing, allowing businesses to customize their solution based on their specific business model or vertical. With our integrations to major accounting solutions and cannabis service providers, we are able to customize solutions for all sizes and types of businesses.  To gain market share and expand beyond the small to mid- size market, Akerna invests in specialized go-to-market strategies for sales and marketing unique to each state and customer segment.

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

Government Regulation

Cannabis and Cannabis-derived Products

We do not grow, handle, process, or sell cannabis or cannabis-derived products, nor do we ever possess any such material or process any transactions related to the sale of the same. We only provide a technology platform for our clients to assist them with their compliance with state law and to monitor and control their inventory in compliance with state regulatory environments. We do not receive any commissions from sale by our clients and our revenue generation is not based on the sales of cannabis products by our clients, but rather we generate revenues through a fixed-fee based subscription and professional services revenue model. We are not directly subject to state or federal government drug regulation and our products are only intended to be used to assist with compliance with applicable state laws, under which our clients operate.

Our clients are subject to state and federal law as it relates to cannabis growth, processing, and sale. 37 U.S. states have legalized cannabis in some form. The federal government regulates drugs through the Controlled Substances Act (CSA) (21 U.S.C. § 811), which does not recognize the difference between medical and recreational use of cannabis. State laws regulating cannabis are in direct conflict with the CSA, which prohibits cannabis use and possession. Although certain states and territories authorize medical or recreational cannabis cultivation, manufacturing, production, distribution, and sales by licensed or registered entities, under federal law, the cultivation, manufacture, distribution, possession, use, and transfer of cannabis and any related drug paraphernalia, unless specifically exempt, is illegal and any such acts are criminal acts under the CSA.

While the U.S.Department of Justice has used prosecutorial discretion to not prioritize enforcement actions against state-legal cannabis businesses that are compliant with state, county, municipal and other local laws and regulations and which do not trigger any other federal enforcement priorities, the Department of Justice reserves the right to enforce federal law and there can be no assurance that the federal government will not enforce the CSA and related federal laws in the future. Any shift in enforcement priority at the Department of Justice or with the individual U.S. Attorneys with jurisdiction over our clients, could have a drastic and adverse impact upon our clients and our business.

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

Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our services to enable us or our clients to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer, and process data or, in some cases, impact our ability or our clients’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. The costs of compliance with, and other burdens imposed by, privacy laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to clients, lead to significant fines, penalties or liabilities for non-compliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.

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

We hold 2 patents in the U.S., through Solo, related to its Solo*ID proprietary technology.  One patent has an issue date of December 1, 2009 and is set to expire on December 1, 2029.  The other patent has an issue date of May 31, 2011 and is set to expire on July 11, 2025.  We also have 2 patent applications that are currently pending action by the U.S.Patent Office. One was filed on April 22, 2011 by MJF and the other was filed on January 22, 2022 related to Solo blockchain technology.

We and our wholly-owned subsidiaries hold 19 trademarks in the U.S., principally related to Akerna, MJ Freeway, Leaf Data Systems, our Daily Dose mailer, Solo*ID and our logos and designs, 7 in Canada, principally related to Ample, AmpleCentral, AmpleData, AmpleExchange and Ample’s logos and designs and 1 in Colombia, 1 in Jamaica and 1 on EUIPO related to Ample’s logo and designs.

Employees

As of December 31, 2021, we had 204 full time employees. Of these employees, 157 are based in the U.S. and 47 are based in Canada. Our workforce is highly educated, with most of our employees working in engineering, technical, or professional roles. None of our employees are a member of a union or a party to any collective bargaining agreement. We believe our employee relations are good.

Company Information

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, (the "JOBS Act") because we went public in the U.S. in January 2018 and meet the criteria outlined in the JOBS Act. We will remain an emerging growth company until up to the last day of the fiscal year following the fifth anniversary of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. As allowed by the JOBS Act, we have elected to utilize the extended transition period provided to non-public companies for complying with new or revised accounting standards.

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

Risks Relating to Our Financial Condition and Operating History

There is substantial doubt about our ability to continue as a going concern.

Our financial statement footnotes include disclosure regarding the substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet our financial commitments and to continue our ongoing operations as currently planned. We do not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet our planned expenditures. We will require additional financing in the second quarter of 2022 to meet our ongoing operational working capital requirements and continue to meet the financial covenants of our covertible notes. We plan to meet those requirements in part through the use of our at-the-market facility, but there are no guarantees that the facility will permit us to raise sufficient cash to meet our ongoing requirements. These factors raise substantial doubt regarding our ability to continue as a going concern. We we are unable to raise sufficient capital we may have to reduce operations which could significantly affect our results of operations.  If we fail to meet the financial covenants of our debt and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of our debt, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business.  See “Risks Relating to our Convertible Debt” below.

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception in 2010. For the year ended December 31, 2021, we had a net loss of $31.3 million. For the six months ended December 31, 2020 we had a net loss of $16.2 million. For fiscal year ended June 30, 2020, we had a net loss of $14.4 million. These losses have been due to the substantial investments we have made to develop our monitoring and compliance platforms and related software, market these products to government regulatory agencies and commercial businesses and growing our infrastructure to support the increased business. We expect to continue to invest in the further development of our platforms, software, and related product offerings and to grow both our government regulatory and commercial business client base. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, product development costs, and general and administrative costs and, therefore, our operating losses will continue or even increase at least through the near term. In addition, because we are now a public company, we will incur significant legal, accounting, and other expenses that MJF did not incur as a non-public company. Furthermore, to the extent that we are successful in increasing our client base, we will also incur increased expenses because costs associated with generating and supporting client agreements are generally incurred upfront, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. Our wholly-owned subsidiary, MJF, has been in existence since 2010, and much of our revenue growth has occurred during the past four years. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

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

The current COVID-19 pandemic is creating extensive disruptions to the global economy. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, we may experience adverse effects on our operations. Specifically, if our clients are forced to reduce business hours or close their businesses for an extended period of time or if their customer base experiences financial hardship, our clients may experience a sharp decline in revenue and be unable to meet their obligations to us under existing agreements or be unwilling to extend their agreements past current terms, which may adversely impact our financial results. Further, we may experience a decrease in new clients due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of COVID-19. As governments are focused on relief efforts and fiscal stimulus measures, important legislation to expand or clarify certain existing or new markets for our products may be postponed or abandoned, which may adversely impact our results. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to operate our business as currently contemplated, which may adversely affect our liquidity and working capital. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this registration statement, such as those relating to our operations and financial condition. Due to the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. Through December 31, 2021, we have experienced delays in our consulting projects and the corresponding delay in revenue recognition for such projects, which we believe could be the result of government shutdowns and other regulatory uncertainty surrounding COVID-19.

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

Marijuana remains illegal under U.S. federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act ("CSA"), and is illegal under federal law. It remains illegal under U.S.s federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 a.1. states that it shall be unlawful to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our clients’ inability to proceed with their operations, which would adversely affect demands for our products.

Uncertainty of federal enforcement

On January 4, 2018, former Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Former Attorney General Sessions issued a memorandum to all U.S.s Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. The current Attorney General, Merrick Garland, has not indicated any change in enforcement priority for state-compliant marijuana businesses, however, substantial uncertainty regarding federal enforcement remains. Regardless, the federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memorandum does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the federal government will not enforce such laws in the future. As a result, it is now unclear if the DOJ will seek to enforce the CSA against those users and suppliers who comply with state marijuana laws.

In 2014, Congress passed a spending bill, (the "2015 Appropriations Bill"), containing a provision (the "Appropriations Rider"), blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider provided a budgetary constraint on the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the DOJ maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. However, the Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOL cannot prosecute medical marijuana operators complying strictly with state medical marijuana laws. Additionally, the Appropriations Rider must be re-enacted every year. The Appropriations Rider was renewed on December 20, 2019 through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020, continued re-authorization of the Appropriations Rider cannot be guaranteed. Subsequently, the Appropriations Rider was extended through a series of stopgap spending bills on October 1, December 11, December 18, December 20 and December 22, 2020.  On December 27, 2020 the Appropriations Rider was included in the fiscal year 2021 omnibus spending bill and will remain in effect through September 30, 2022.  If the Appropriation Rider is not extended in the future, the risk of federal enforcement and override of state medical marijuana laws would increase.

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

Changing legislation and evolving interpretations of the law

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect our clients and, in turn, our operations. Local, state, and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require our clients and thus us to incur substantial costs associated with modification of operations to help ensure such clients’ compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

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

 Insurance risks

In the U.S, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

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

Contracts for Leaf Data Systems with government agencies in Pennsylvania, Washington, and Utah represented 16%, 25% and  39% of our revenue for the year ended December 31, 2021, the six months ended December 31, 2020 and fiscal year ended June 30, 2020, respectively. In order to obtain a government contract for Leaf Data Systems, we are required to follow a competitive bidding process in each state where we seek a contract. Government contracts have very specific compliance requirements that often require contractors to invest material time and money to prepare a bid to ensure that our technology, processes, and staff meet these specific requirements. After expenditures of such time and money, there is no assurance that the bid will result in an award of a contract. Further, even if a contract is awarded, there are strict procedures that government agencies follow when it comes to reimbursement of the costs incurred in the course of fulfilling contracts. Accordingly, it is possible that some or all costs might not be reimbursed under a government contract as contemplated by us.

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

We may experience risks related to our Chief Financial Officer moving to part-time.

Mr. Fowle, our Chief Financial Officer, will move to a part-time position beginning April 1, 2022. While Mr. Fowle has committed to us to spend at least [15] hours a week on our matters, Mr. Fowle may experience conflicts of interest between his requirements to us as our Chief Financial Officer and his obligations to any other positions he may accept in the time no dedicated to us.  If Mr. Fowle cannot manage his financial department properly in the amount of time dedicated to us or otherwise experiences difficulty in managing his time between us and his other ventures, we could experience risks regarding the timing and preparation of our financial reports, internal financial management matters or otherwise experience risks regarding our disclosure controls and procedures and internal control over financial reporting which could negatively impact our business and our stockholders.

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

The conversion of our outstanding Senior Convertible Notes, issued on October 5, 2021, could result in the issuance of a significant number of shares of our common stock. The original $20 million principal amount of Senior Convertible Notes is convertible at a price of $4.05 per share, which would result in the issuance of 4,938,272 shares of our common stock upon the conversion of the Senior Convertible Notes in full. At the option of Akerna, the installment payments on the Senior Convertible Notes can be converted into shares of common stock of Akerna at a price per share equal to the lower of (i) the conversion price then in effect, or (ii) the greater of (x) the floor price of $0.54 and (y) 90% of the lower of (A) the volume-weighted average price of the common stock as of the trading day immediately preceding the applicable date of determination and (B) the quotient of (I) the sum of the volume-weighted average price of the common stock for each of the two (2) trading days with the lowest volume-weighted average price of the common stock during the ten consecutive trading day period ending on and including the trading day immediately prior to the applicable date of determination, divided by (II) two.

Due to the variable nature of the adjustments of installment conversion prices and the formula that sets certain conversion prices of these securities based on a discount to the then-current market price, we could issue up to 37,037,037 shares of common stock as of December 31, 2021, upon conversion of the Senior Convertible Notes at the floor price, which may result in significant dilution to our stockholders and could negatively impact the trading price of our common stock.

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

Any additional financing that we secure, may require the granting of rights, preferences, or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event, may have a dilutive impact on stockholders' ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt, subject to the limitations imposed by our current outstanding Senior Convertible Notes, or the issuance or sale of other securities or instruments senior to our shares of common stock. We cannot be certain how the repayment of our Senior Convertible Notes will be funded and we may issue further equity or debt in order to raise funds to repay the promissory notes, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our shares of common stock and stockholders may lose all or part of their investment.

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

We had 225,635 warrants that were issued in private placements that occurred concurrently with the initial public offering of MTech, our successor (the "private warrants"). These private warrants and the shares of Company common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder's option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the initial public offering, in which case the 225,635 private warrants could be redeemed by the Company for $2,256.35. Under generally accepted accounting principles in the United States ("GAAP"), the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

The market for our shares of common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors, including the fact that our shares are thinly traded relative to larger, more established companies. The price for our shares of common stock could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand. As of the December 31, 2021, there are public warrants to purchase 5,813,804 shares of our common stock at $11.50 per share and a $20 million in principal amount of Senior Convertible Notes at a price of $4.05 per share, which if exercised or converted and sold into the open market could cause our stock price to decline. In addition, because we may be considered a speculative or “risky” investment due to our lack of profits to date, certain investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of common stock on the market more quickly and at greater discounts, thus resulting in a rapid downward decline in the price of our common stock. Many of these factors are beyond our control and may decrease the market price of our shares of common stock, regardless of our operating performance.

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

Our management has identified material weaknesses in our internal controls over financial reporting and has concluded that due to such material weaknesses, our internal controls over financial reporting (including disclosure controls and procedures) were not effective as of December 31, 2021. If not remediated, our failure to establish and maintain effective disclosure controls and procedures over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters are located in Denver, Colorado, although we do not lease or own any real property associated with our corporate headquarters as our workforce is primarily remote. We have one facility that we lease in Las Vegas, Nevada which serves as office space for our Las Vegas based employees. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space would be available to us to lease on commercially reasonable terms if and when we need it.

Item 3. Legal Proceedings.

From time to time, we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Refer to "Commitments and Contingencies" under Note 14 to our consolidated financial statements included elsewhere in this Form 10-K for a further discussion of our current legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Warrants

Our common stock and warrants have been listed on the Nasdaq Capital Market since June 19, 2019 under the symbols “KERN” and “KERNW”, respectively.

Holders

As of December 31, 2021, we had 261 holders of record of our common stock and 6 holders of record of our warrants. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the year ended December 31, 2021, were previously reported in our Current Reports on Form 8-K.

Repurchase of Securities

During the year ended December 31, 2021, neither we nor any of our affiliates repurchased shares of our common stock or warrants registered under Section 12 of the Exchange Act.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights or vesting of restricted stock units (column - a)	Weighted- average exercise price of outstanding options, warrants and rights or vesting of restricted stock units (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2019 - Equity compensation plan approved by security holders	683,767	$—	459,539
Total	683,767	$—	459,539

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the year ended December 31, 2021, the six month transition period ended December 31, 2020, and the year ended June 30, 2020, and the related notes thereto, which have been prepared in accordance with GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” above.

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

On April 1, 2021 and October 1, 2021, we completed our acquisitions of Viridian and 365 Cannabis which is reflected in the consolidated financial statements for the fiscal year ended December 31, 2021.  The impact of the acquisition is discussed in our results of operations below.

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

Impact of COVID-19

  In December 2019, COVID-19 was first reported. After ongoing assessment of the rapid spread, number of cases and countries affected, on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has created significant global economic uncertainty, impacted the business of our clients, impacted our consulting business and our results of operations and could further impact our results of operations, and our cash flows in the future.

The COVID-19 pandemic impacted our clients’ business and the industry. Nearly every state and country where medical and adult use cannabis was legal declared access essential, which we believe is a significant shift in sentiment. Our clients also have experienced increased consumer demand throughout the year, including during the pandemic. We believe COVID-19 has accelerated consolidation in the cannabis industry. At the peak of the crisis, cannabis companies lost on average 75% to 90% of their value, however, industry sales in 2021 increased 40% over 2020. As we move towards economic recovery from the pandemic, more state governments are looking to cannabis legalization to generate tax revenue and create jobs. During the November 2020 election, a total of 7 initiatives in 5 states passed with overwhelming majority support, showing increased bi-partisan support. These initiatives bring the total number of states with legal, medical markets to 36 and adult-use markets to 17, plus Washington, DC. Various additional states have pending legislation aimed at expanding or adding legalization to their markets. In terms of job creation, over 107,059 jobs were added to the cannabis workforce in 2021, raising the total number of full-time equivalent jobs in the industry to 428,059.

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

Strategic Acquisitions

We have pursued and expect to continue to pursue acquisitions that align with our strategic objectives to build relevant content, technology, and expertise to best serve our current and future customers. Accordingly, the comparability of periods covered by our consolidated financial statements are, and in the future may be, affected by the impact of these acquisitions.

Components of Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 92%, 86% and 79% of our revenue for the year ended December 31, 2021, six months ended December 31, 2020, and year ended June 30, 2020, respectively.  Revenue from consulting services comprised approximately 7%, 12% and 19% of our revenue for the year ended December 31, 2021, six months ended December 31, 2020, and year ended June 30, 2020, respectively.

Software. Our software is solutioned for our key markets, SMB and enterprise customers. Our SMB customers become a natural funnel for our larger, more robust enterprise offerings built on SAP and Microsoft. In either market, software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform, Ample, Trellis, Viridian, and 365 Cannabis, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. Software contracts are generally quarterly or annual contracts paid monthly, quarterly, or annually in advance of service and cancellable upon 30 or 90 days’ notice, although we do have many multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

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

Total Other (Income) Expense, Net

  Total other (income) expense, net consists of interest income on cash and cash equivalents, interest expense on our debt, quarterly remeasurement of the fair value of our convertible notes and derivative liability, foreign currency gains and losses, and other nonoperating gains and losses.

Results of Operations for the Year Ended December 31, 2021 (audited) compared with the Year Ended December 31, 2020 (unaudited)

The following table highlights the various sources of revenues and operating expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 (unaudited). The results for the year ended December 31, 2020 were derived by combining the audited six-month transition period ended December 31, 2020 with Akerna’s three-month period ended March 31, 2020 and three-month period ended June 30, 2020:

	Year Ended December 31,		Change Period over period
	2021	2020 (unaudited)
Revenue
Software	$18,998,409	$11,963,028	$7,035,381	59%
Consulting	1,510,413	1,739,683	(229,270)	(13)%
Other revenue	176,152	196,257	(20,105)	(10)%
Total revenue	20,684,974	13,898,968	6,786,006	49%

Cost of revenue	8,119,487	6,355,825	1,763,662	28%
Gross profit	12,565,487	7,543,143	5,022,344	67%

Operating Expenses
Product development	6,271,966	5,129,814	1,142,152	22%
Sales and marketing	9,108,173	8,085,897	1,022,276	13%
General and administrative	10,422,207	11,018,356	(596,149)	(5)%
Depreciation and amortization	5,735,150	3,223,844	2,511,306	78%
Impairment of long-lived assets	14,383,310	6,887,000	7,496,310	109%
Total operating expenses	45,920,806	34,344,911	11,575,895	34%

Loss from operations	$(33,355,319)	$(26,801,768)	$(6,553,551)	24%

nm – percentage change not meaningful

Total Revenue

Total revenue increased to $20.7 million for the year ended December 31, 2021 from $13.9 million for the year ended December 31, 2020, an increase of $6.8 million, or 49%. The increase in total revenue was driven primarily by growth in our software business of $7.0 million, or 59% compared to the prior period.  The growth in software was offset by a decline in consulting revenue of $0.2 million, or 13%, primarily a result of government shut-down related to COVID-19 as discussed below.

Software Revenue

Total software revenue increased to $19.0 million for the year ended December 31, 2021 from $12.0 million for the year ended December 31, 2020, for an increase of $7.0 million, or 59%. Software revenue related to our enterprise offering, Viridian and 365 Cannabis, during the year ended December 31, 2021, were $4.8 million compared to $0 in the prior year and software revenue related to our non-enterprise offerings, which include MJ Platform, Ample, Trellis, Solo, and Leaf Data Systems, for the year ended December 31, 2021, were $12.8 million compared to $11.6 million in the prior year. There was also in an increase in partnership and data revenue which was $1.4 million for the year ended December 31, 2021, compared to $0.4 million for the same period in the prior year. Software revenue accounted for 92% and 86% of total revenue in 2021 and 2020, respectively. As indicated above, the increase in software revenue for the year ended December 31, 2021 was primarily attributable to our acquisitions of Ample, Viridian, and 365 Cannabis.

Consulting Revenue

Consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $1.5 million for the year ended December 31, 2021 compared to $1.7 million for the year ended December 31, 2020, a decrease of $0.2 million, or 13%. Consulting revenue was 7% and 13% of total revenue for 2021 and 2020, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity as well as the ongoing pandemic as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware. Other revenue was $0.2 million for the years ended December 31, 2021 and 2020 and was approximately 1% of total revenue for the years ended December 31, 2021 and 2020.

Cost of Revenue

Cost of revenue increased to $8.1 million for the year ended December 31, 2021 from $6.3 million for the year ended December 31, 2020, for an increase of $1.8 million, or 28%. Total cost of revenue increased primarily as a result of our acquisitions of Ample, Viridian, and 365 Cannabis, the specific drivers being an increase in hosting expenses by $1.6 million and fees for SAP and Microsoft licenses in the amount of $0.5 million. These increases from acquisitions were partially offset by net savings of $0.6 million in Leaf Data Systems contractor costs during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Gross Profit

Gross profit increased to $12.6 million for the year ended December 31, 2021 from $7.5 million for the year ended December 31, 2020, for an increase of $5.0 million, or 67%. Gross margin increased to 61% for the year ended December 31, 2021 from 54% for the year ended December 31, 2020. This improvement in gross margin was primarily due to operating synergies realized from our acquired assets, our ongoing initiatives to drive operating effectiveness and acquiring additional B2B customers, which have a higher gross margin.

Operating Expenses

Product Development

Product development expense increased to $6.3 million for the year ended December 31, 2021 from $5.1 million for the year ended December 31, 2020, for an increase of $1.2 million, or 22%. Product development expense increased primarily due the acquisitions of Ample, Viridian, and 365 Cannabis which resulted in a $1.4 million increase in salary-related expenses and a $0.3 million increase in stock compensation expense for the year ended December 31, 2021 compared to year ended December 31, 2020. These increases were partially offset by savings on contractor expenses in the amount of $0.7 million.

Sales and Marketing

Sales and marketing expense increased to $9.1 million for the year ended December 31, 2021 from $8.1 million for the year ended December 31, 2020, for an increase of $1.0 million or 13%. The increase in sales and marketing expense is primarily related to the acquisitions of Ample, Viridian, and 365 Cannabis which resulted in an increase of $1.0 million in salary-related expenses and a $0.1 million increase in stock compensation expense for the year ended December 31, 2021 compared to year ended December 31, 2020. These increases were slightly offset by a reduction in external marketing consulting costs as we moved more of our marketing initiatives in house.

General and Administrative

General and administrative expense decreased to $10.4 million for the year ended December 31, 2021 from $11.0 million for the year ended December 31, 2020, for a decrease of $0.6 million, or 5%. This decrease was primarily related to a reduction in acquisition-related expenses of $2.9 million, as we completed two acquisitions, Viridian and 365 Cannabis, during the year ended December 31, 2021 compared to three acquisitions, Solo, Trellis, and Ample, during 2020. There was also a decrease of $0.6 million in rental expenses related to the termination of our office spaces in Denver in December 2020 and Toronto in June 2021, a decrease in financing fees of $0.9 million, and a decrease of $0.3 million in salary-related expenses as a direct result of cost-saving measures placed into service during 2020. Partially offsetting these decreases is a $1.9 million increase in restructuring charges during 2021 attributable to a lease settlement agreement for relinquishing office space in Toronto and the related write off of leasehold improvements associated with the lease termination, as well as an increase of $0.6 million for legal, audit, tax and other professional service fees as our business has continued to grow. We also had a $2.0 million change in fair value of contingent consideration during the year ended December 31, 2020 related to the 2020 acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased to $5.7 million for the year ended December 31, 2021 from $3.2 million for the year ended December 31, 2020. The increase in amortization expense is entirely related to the acquired intangible assets from our acquisitions completed in calendar year 2021 and 2020.

Impairment of long-lived assets

Due to a continued decline in market conditions and declines in the operating results of our non-enterprise reporting unit, we recorded an impairment charge of $14.4 million during the year ended December 31, 2021. During the year ended December 31, 2020, we recorded a $6.9 million impairment charges (see Note 6 – Goodwill and Intangible Assets, Net to the consolidated financial statements for further discussion on the impairments recorded).

Results of Operations for the Six Months Ended December 31, 2020 (audited) compared with the Six Months Ended December 31, 2019 (unaudited)

The following table highlights the various sources of revenues and operating expenses for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019:

	Six Months Ended December 31,		Change Period over period
	2020	2019 (unaudited)
Revenue
Software	$6,766,985	$4,802,654	$1,964,331	41%
Consulting	916,099	1,556,363	(640,264)	(41)%
Other revenue	141,700	140,076	1,624	1%
Total revenue	7,824,784	6,499,093	1,325,691	20%

Cost of revenue	3,141,041	2,994,940	146,101	5%
Gross profit	4,683,743	3,504,153	1,179,590	34%

Operating Expenses
Product development	3,166,088	1,234,403	1,931,685	156%
Sales and marketing	3,928,028	3,725,012	203,016	5%
General and administrative	4,435,067	4,655,207	(220,140)	(5)%
Depreciation and amortization	2,007,237	104,667	1,902,570	nm
Impairment of long-lived assets	6,887,000	—	6,887,000	nm
Total operating expenses	20,423,420	9,719,289	10,704,131	nm

Loss from operations	$(15,739,677)	$(6,215,136)	$(9,524,541)	153%

nm – percentage change not meaningful

Total Revenue

Total revenue increased to $7.8 million for the six months ended December 31, 2020 from $6.5 million for the six months ended December 31, 2019, an increase of $1.3 million, or 20%. The increase in total revenue was driven primarily by growth in our software business of $2.0 million, or 41% compared to the prior period. The growth in software was offset by a decline in consulting revenue of $0.6 million, or 41%, primarily a result of government shut-down related to COVID-19 as discussed below.

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

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware. Other revenue was $0.1 million for the six months ended December 31, 2020 and $0.1 million for the six months ended December 31, 2019. Other revenue was 2.0% and 2% of total revenue for the six months ended December 31, 2020 and 2019.

Cost of Revenue

Cost of revenue increased to $3.1 million for the six months ended December 31, 2020 from $3 million for the six months ended December 31, 2019, for an increase of $0.1 million, or 5%. Total cost of revenue increased $0.4 million as a result of the acquisition of Ample, Trellis and Solo, offset by a decline in professional services costs of $0.3 million due to declining use of third-party consulting firms for our government solution as a result of these contracts maturing to a run-and-maintain mode.

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

General and Administrative

General and administrative expense decreased to $4.4 million for the six months ended December 31, 2020 from $4.7 million for the six months ended December 31, 2019, for a decrease of $0.2 million, or 5%. Total general and administrative expense increased $0.6 million as a result of the acquisition of Ample, Trellis and Solo. Bad debt expense decreased $0.6 million during the six months ended December 31, 2020, as compared to the six months ended December 31, 2019, due to our improvement in the overall quality of our revenue and client portfolio, and the enhancement of our sales and marketing team which has resulted in a steady decline in the number and amount of delinquent accounts. We recorded a benefit of $1.0 million to reflect the estimated fair value of contingent consideration paid for our acquisition of Trellis and Ample. During 2020, we vacated certain leased offices in the U.S. following the dislocation of our workforce because of the COVID-19 pandemic. As a result, we recorded a restructuring charge of $0.4 million, which was recorded in general and administrative expenses. Stock compensation expenses increased $0.3 million for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019

Depreciation and Amortization

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

EBITDA and Adjusted EBITDA

We believe that EBITDA and Adjusted EBITDA, when considered with the consolidated financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance and allows for comparison of our performance and credit strength to our peers. EBITDA and Adjusted EBITDA should not be considered alternatives to net loss as determined in accordance with GAAP as indicators of our performance or liquidity.

We define EBITDA as net loss before interest income and expense, changes in fair value of convertible notes, changes in fair value of derivative liabilities, provision for income taxes, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	impairment of long-lived assets, as this is a non-cash, non-recurring item, which effects the comparability of results of operations and liquidity;
●	stock-based compensation expense, as this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	costs incurred in connection with business combinations and mergers that are required to be expensed as incurred in accordance with GAAP, because business combination and merger related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with non-recurring financing, including fees incurred as a direct result of electing the fair value option to account for our debt instruments;
●	restructuring charges, which include costs to terminate a lease and the related writeoff of leasehold improvements and furniture, as we believe these costs are not representative of operating performance;
●	gain on forgiveness of PPP loan, as this is a one-time forgiveness of debt that is not recurring across all periods and we believe inclusion of the gain is not representative of operating performance;
●	equity in losses of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years;
●	and changes in the fair value of contingent consideration because these adjustments are not recurring across all periods and we believe these costs are not representative of operating performance.
●	other non-operating expenses which includes a one-time gain on debt extinguishment and one-time loss on disposal of fixed assets, which effects the comparability of results of operations and liquidity;

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,		Six Months Ended December 31,
	2021	2020	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Loss	$(31,328,711)	$(26,888,791)	$(16,219,296)	$(3,757,952)

Interest expense (income)	1,531,497	161,646	193,084	(125,239)
Change in fair value of convertible notes	1,365,904	195,273	961,273	—
Change in fair value of derivative liability	(248,198)	(376,811)	((746,852))	(2,332,075)
Income tax expense (benefit)	(2,262,225)	31,185	200	104,667
Depreciation and amortization	5,735,150	3,223,844	2,007,237	—
EBITDA	$(25,206,583)	$(23,653,654)	$(13,804,354)	$(6,110,599)

Impairment of long-lived assets	14,383,310	6,887,000	6,887,000	—
Stock-based compensation expense	1,967,817	1,871,069	1,197,589	492,650
Business combination and merger related costs	449,940	3,339,864	1,094,503	733,867
Non-recurring financing fees	458,691	1,316,984	139,594	—
Restructuring charges	2,419,908	490,146	490,146	—
Changes in fair value of contingent consideration	—	(1,991,000)	(993,000)	—
Gain on forgiveness of PPP loan	(2,234,730)	—	—	—
Equity in losses of investee	7,564	16,335	12,643	—
Other non-operating expense (income)	(186,177)	59,397	59,271	130
Adjusted EBITDA	$(7,940,260)	$(11,663,859)	$(4,916,608)	$(4,883,952)

Going Concern and Management's Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update, or ASU No. 2014-15, The Company assesses going concern uncertainty in its consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to The Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, The Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent The Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, since our inception we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the year ended December 31, 2021, six months ended December 31, 2020, and year ended June 30, 2020, we incurred a loss from operations of $33.4 million, $15.7 million, and $17.3 million, respectively, and used cash in operations of $8.2 million, $8.7 million, and $14.3 million, respectively. At December 31, 2021, the Company had a working capital deficit of $10.9 million with $13.9 million in cash available to fund future operations. These factors raise substantial doubt, as defined by GAAP, about the ability of the Company to continue to operate as a going concern for the twelve months following the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 23, 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and A.G.P./Alliance Global Partners ("ATM Program"). Pursuant to the terms of the ATM Program, we may offer and sell from time to time, up to $25 million of shares of our common stock. As of December 31, 2021, we have raised gross proceeds of $1.9 million through the issuance of 556,388 shares through the ATM program. While no assurance can be provided that we will be able to raise further capital under the program, we intend to use the net proceeds from the sale of our shares of common stock, if any, for general corporate purposes, including working capital, marketing, product development, capital expenditures and merger and acquisition activities.

On October 5, 2021, we entered into a securities purchase agreement with the two institutional investors that held the Company's convertible notes issued in June of 2020 (the "2020 Notes") to sell senior secured notes in a private placement (the "Senior Convertible Notes"). The Senior Convertible Notes have an aggregate principal amount of $20 million, an aggregate original issue discount of 10%, and rank senior to all our other outstanding and future indebtedness. Approximately $3.3 million of the proceeds from the Senior Convertible Notes were used to payoff the 2020 Notes, which were then to be cancelled. The net proceeds from the issuance of the Senior Convertible Notes was approximately $14.6 million, following the original issue discount and deductions for expenses and paydown of the 2020 Notes. These net proceeds will be used to support Akerna's ongoing growth initiatives and continued investment in current and future technology infrastructure. The Senior Convertible Notes are convertible into shares of common stock of Akerna at a conversion price of $4.05 per share. The Senior Convertible Notes mature on October 5, 2024 and are to be repaid in monthly installments beginning on January 1, 2022. The Senior Convertible Notes can be repaid in common shares or cash.

Management’s plan for the Company to continue as a going concern includes raising additional capital from our ATM program, subject to certain effects on the Senior Convertible Notes should we utilize the program, including resetting the conversion price of the Senior Convertible Notes should we raise more than $5 million under the ATM program, settling our contingent consideration and Senior Convertible Notes in common stock rather than cash as it comes due, and implementing certain cost cutting strategies throughout the organization, while continuing to seek to grow our customer base and realize synergies as we continue to integrate our recent acquisitions. If the Company is unable to raise sufficient additional funds through the ATM Program, it will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised through other equity or debt offerings to support further operations. Such offerings may include the issuance of shares of common stock, warrants to purchase common stock, preferred stock, convertible debt or other instruments that may dilute our current stockholders.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. We will require additional financing in the second quarter of 2022 to meet our ongoing operational working capital requirements and continue to meet the financial covenants of the Senior Convertible Notes. As noted above, we plan to meet those requirements in part through the use of our ATM Facility, but there are no guarantees that the ATM Facility will permit us to raise sufficient cash to meet our ongoing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. If we are unable to raise sufficient capital we may have to reduce operations which could significantly affect our results of operations.  If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of our debt, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Our corporate liquidity requirements primarily include payroll costs and corporate general and administrative expenses and our current sources of corporate liquidity include the cash on hand from our Senior Convertible Notes as well as the proceeds we anticipate from the access to our ATM Program.

Cash Flows

             Our cash and restricted cash balance was $14.4 million and $18.3 million as of December 31, 2021 and 2020, respectively. Cash flow information are as follows:

	Year ended December 31, 2021	Six months ended December 31, 2020
Cash provided by (used in):

Operating activities	$(8,167,904)	$(8,705,738)
Investing activities	(10,485,085)	(7,139,047)
Financing activities	14,736,252	9,532,380
Effect of change in exchange rates on cash and restricted cash	18,623	(2,783)
Net decrease in cash and restricted cash	$(3,898,114)	$(6,315,188)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, change in fair value of convertible notes and derivative liabilities, stock-based compensation, deferred income taxes, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities totaled $8.2 million during the year ended December 31, 2021 and $8.7 million during the six months ended December 31, 2020. For the year ended December 31, 2021, cash was consumed from operations by a net loss of $31.3 million, less non-cash items of $24.0 million and a net change in assets and liabilities of $0.8 million. For the six months ended December 31, 2020, cash was consumed from operations by a net loss of $16.2 million, less non-cash items of $9.7 million and a net change in assets and liabilities of $2.2 million.

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

Net cash used in investing activities totaled $10.5 million during the year ended December 31, 2021, as a result of net cash paid as consideration for the 365 Cannabis acquisition and amounts invested in the development of our software products. Net cash used by investing activities during the six months ended December 31, 2020 was $7.1 million as a result of amounts invested in the development of our software products and the net cash paid as consideration for the acquisition of Ample.

Financing Activities

Our financing activities have consisted primarily of proceeds from issuance of our common stock, issuances of convertible debt and proceeds from the exercise of warrants.

Net cash provided by financing activities totaled $14.7 million during the year ended December 31, 2021 and represents cash proceeds of $18.0 million from the issuance of convertible debt in October 2021, proceeds from our ATM program in the amount of $1.8 million partially offset by the value of shares withhold for tax withholdings and payments on our convertible debt in the amount of $0.5 million and $4.6 million, respectively. Net cash provided by financing activities was $9.5 million for the six months ended December 31, 2020, of which $12 million was related to the common stock offering that closed on October 30, 2020, partially offset by $1.5 million in payments on our financing obligations and $1.0 million of offering costs from issuing common stock.

ATM Program

On July 23, 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and A.G.P./Alliance Global Partners (the "ATM Program"). Pursuant to the terms of the Agreement, we may offer and sell from time to time, up to $25 million of shares of our common stock. As of December 31, 2021, we have raised gross proceeds of $1.9 million through the issuance of 556,388 shares through the ATM program.

Senior Secured Convertible Notes Issuance

On October 5, 2021, we entered into a Securities Purchase Agreement ("SPA") with the two institutional investors that held the Company's convertible notes issued on June 8, 2020 (the "2020 Notes") to sell a new series of senior secured notes in a private placement (the "Senior Convertible Notes"). The Senior Convertible Notes have an aggregate principal amount of $20,000,000, an aggregate original issue discount of 10%, and rank senior to all our other outstanding and future indebtedness. Approximately $3.3 million of the proceeds from the Senior Convertible Notes were used to payoff the 2020 Notes, which were then to be cancelled. The net proceeds from the issuance of the Senior Convertible Notes was approximately $14.6 million, following the original issue discount and deductions for expenses and paydown of the 2020 Notes. These net proceeds will be used to support Akerna's ongoing growth initiatives and continued investment in current and future technology infrastructure. The Senior Convertible Notes are convertible into shares of common stock of Akerna at a conversion price of $4.05 per share. The Senior Convertible Notes can be repaid in common shares or cash.

Maturity and Repayment Dates

The Senior Convertible Notes mature on October 5, 2024, or the Maturity Date. The principal amount is payable in monthly installments beginning on January 1, 2022. Unless deferred by the holder, on installment dates from January 1, 2022 through, and including, June 1, 2023, $1.1 million in principal amount will be payable and on installment date July 1, 2023, $0.2 million in principal amount will be payable. With respect to installment dates from August 1, 2023 through and including the maturity date of October 5, 2024, any deferred payments from prior installment dates will be payable. We may not prepay any portion of the principal amount nor interest, if any.

Interest

The Senior Convertible Notes are being sold with an original issue discount and do not bear interest except upon the occurrence of an Event of Default (described below), in which event the applicable rate will be 15.0% per annum.

Conversion

The Senior Convertible Notes are convertible at any time in whole or in part, at the option of the Note Holders, into shares of the common stock at a rate equal to the amount of principal, interest (if any) and unpaid late charges (if any), divided by a conversion price of $4.05, or the Conversion Price. The Conversion Price is subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction.

In connection with the occurrence of Events of Default, the Note Holders will be entitled to convert all or any portion of the Senior Convertible Notes at an alternate conversion price equal to the lower of (i) the conversion price then in effect, and (ii) 80% of the lower of (x) the volume-weighted average price, or VWAP, of the common stock as of the trading day immediately preceding the applicable date of determination and (y) the quotient of (A) the sum of the VWAP of the common stock for each of the two trading days with the lowest VWAP of the common stock during the ten consecutive trading day period ending on and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than the floor price of $0.54.

Events of Default

The Senior Convertible Notes are subject to certain customary events of default, see Item 1A. “Risk Factors – Risks Related to our Convertible Debt” for a short discussion of events of default under the Senior Convertible Notes.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements and the related notes included in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

•         Identification of the performance obligations in the contract

•         Determination of the transaction price

•         Allocation of the transaction price to the performance obligations in the contract

•         Recognition of revenue when, or as, we satisfy a performance obligation

We recognize subscription on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts range from twelve months to thirty-six months in duration, are billed in advance and are non-cancelable. We consider the access to our platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred. We record contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

Consulting revenue contracts have an initial set of proprietary deliverables that are provided to clients upfront, which is considered a separate performance obligation. As such, 30% of the contract value is recognized upfront when deliverables are provided, with the remaining recognized over the life of the contract as the consulting services are performed.

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

We determined that a two-to-five-year life is appropriate for our capitalized software based on our best estimate of the useful life of the software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, software will generally remain in use for a minimum of two to five years before being significantly replaced or modified to keep up with evolving client needs. While we do not anticipate any significant changes to this two-to-five-year estimate, a change in this estimate could produce a material impact on our consolidated financial statements. For example, if we received information that indicated the useful life of all software was one year rather than two to five, our capitalized software balance would materially decrease, and our expense would materially increase.

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

Contingent Consideration Liabilities

ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated from CHI and Sera Labs over the contractual period.

The fair value of milestone-based contingent consideration was determined using a scenario analysis valuation method which incorporates our assumptions with respect to the likelihood of achievement of revenue and gross margin percentage milestones, as defined in the Sera Labs Merger Agreement, credit risk, timing of the contingent consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments, all of which require significant management judgment and assumptions. Since the contingent consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate.

The fair value of all contingent consideration after the Sera Labs Merger Date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. See Note 17 to our consolidated financial statements included elsewhere in this Report.

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

Senior Convertible Notes

We determined at the issuance of our Senior Convertible Notes to elect the fair value option. At issuance, the carrying value of the Senior Convertible Notes was recorded at estimated fair value calculated using probability weighted valuations of various settlement scenarios. The valuations of the various settlement outcomes were calculated using Monte Carlo simulation models and discounted cash flow models. We remeasure the Senior Convertible Notes to estimated fair value on each reporting period using valuation techniques similar to those applied at issuance. The change in the fair value resulting from changes in instrument specific credit risk is recognized as other comprehensive income with the remainder of the change recognized in current earnings. We believe key estimates used in accounting for the Senior Convertible Notes are the fair value at the reporting period end as well as the determination of the portion of the change resulting from instrument specific credit risk, including assumptions regarding the probability of various outcomes and the volatility of Akerna's common stock. A significant change in the probability weighting or the volatility could have a material impact to the carrying value of the Senior Convertible Notes as well as the amount of change recognized during the period in earnings.

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

Going Concern Assessment

With the implementation of FASB’s standard on going concern, ASU No. 2014-15, we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Recent Accounting Pronouncements

Please refer to Note 2 – “Summary of Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

The independent registered public accounting firm's report and, consolidated financial statements listed in the “Index to Financial Statements” on page F-1 of this Report are filed as part of this report and incorporated herein by this reference.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2021, we have not maintained effective internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to management's review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weaknesses in our internal control over financial reporting and prevented management from concluding that our disclosure controls and procedures and internal controls over financial reporting were effective as of the end of the period covered by this report:

•	The Company’s internal controls over financial reporting pertaining to certain key process areas of financial reporting were not properly designed and/or operating effectively.

Notwithstanding the identified material weaknesses described above, management believes that the consolidated financial statements included in this Report on Form 10-K are fairly presented in all material respects in accordance with GAAP, and our chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

Remediation

We are in the process of executing our remediation plans to address the material weaknesses described above. During the year ended December 31, 2021, we have:

•	Hired additional experienced resources with the appropriate skills to fill key accounting functions.
•	Engaged an outside firm to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting and have remediated past deficiencies in the design of our internal control framework for certain key process areas including revenue, capitalized software, business combinations, intangibles, goodwill, stock-based compensation, general financial reporting, and information technology.
•	Developed a long-term plan to both (i) complete the remediation of the design of our internal controls over financial reporting for our remaining process areas, and (ii) begin the remediation of the deficiencies in operating effectiveness of our internal controls over financial reporting across all process areas.

We believe these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses. However, the material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. While no assurance can be provided, the Company believes it will make further progress in remediating these material weaknesses during 2022.

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics, or the Code of Ethics, that applies to all of our employees, officers and directors of Akerna and our affiliated entities. The Code of Ethics is available on our website at www.akerna.com and we will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)	Financial Statements

Our audited consolidated balance sheets as of December 31, 2021, and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, the transitional six months ended December 31, 2020 and the year ended June 30, 2020, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, are filed herewith.

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

2.3	Arrangement Agreement dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on December 18, 2019)
2.4	Amendment to Arrangement Agreement dated February 28, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on March 3, 2020)
2.5	Amendment No. 2 to Arrangement Agreement dated May 26, 2020 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
2.6	Amendment No. 3 to Arrangement Agreement dated June 1, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 10-KT filed by Akerna on March 31, 2021)
3.3	Certificate of Designation for the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
3.4*	Description of Securities
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

4.4	Stock Purchase Agreement, dated September 13, 2021, relating to the 365 Cannabis acquisition (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on September 21, 2021)
4.5	Securities Purchase Agreement, dated October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.6	Form of Secured Convertible Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.7	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.8	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
9.1	Voting and Exchange Trust Agreement (incorporated by reverence to Exhibit 9.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
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
10.8

Form of Subscription Agreement, by and among MTech Acquisition Corp., Akerna Corp., and each purchaser signatory thereto (incorporated by reference to Exhibit 10.8 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.9

Form of Agreement to Transfer Sponsor Shares, by and among MTech Acquisition Corp., Akerna Corp., each transferee signatory thereto, and Continental Stock Transfer &Trust Company (incorporated by reference to Exhibit 10.9 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.10∧

Employment Agreement, dated June 17, 2019, by and between Jessica Billingsley and Akerna Corp. (incorporated by reference to Exhibit 10.10 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.11∧	MTech Acquisition Holdings Inc. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Akerna's Registration Statement on Form S-4 (File No. 333-228220))
10.12∧	Form of Option Grant Certificate (incorporated by reference to Exhibit 10.12 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.13∧	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.13 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.14∧	Form of Stock Award (incorporated by reference to Exhibit 10.14 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.15∧	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.15 on Current Report on Form 8-K filed by Akerna on June 21, 2019)

10.16∧	Form of Appreciation Rights Award (incorporated by reference to Exhibit 10.16 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
10.17

Form of Lock-Up Agreement, by and among MTech Acquisition Holdings, Inc., MTech Sponsor LLC, and each holder signatory thereto (incorporated by reference to Exhibit 10.3 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))

10.18	Office Service Agreement, dated September 30, 2019, effective February 1, 2020 (incorporated by reference to Exhibit 10.1 to Akerna's Quarterly Report on Form 10-Q for the three months ended September 30, 2019)
10.19	Stock Purchase Agreement, dated November 25, 2018 (incorporated by reference to Exhibit 10.1 to Akerna’s Current Report on Form 8-K filed on November 26, 2019)
10.20∧	Letter Agreement effective September 23, 2019 between Akerna and Nina Simosko (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.21∧	Letter Agreement effective September 26, 2019 between MJ Freeway, LLC and Ray Thompson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.22	Covenant Agreement effective September 23, 2019 between Akerna and Nina Simosko (incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed by Akerna on October 1, 2019)
10.23	Covenant Agreement between Akerna Corp. and Ray Thompson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.24∧	Letter Agreement dated December 17, 2019 between Akerna and John Fowle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on December 23, 2019)
10.25	Covenant Agreement dated December 17, 2019 between Akerna and John Fowle (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on December 23, 2019)
10.26	Exchangeable Share Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.27	Escrow Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.28	Rights Indenture (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.29	Agreement and Plan of Reorganization with Navigator Acquisition Corp. dated March 10, 2021 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Akerna on May 21, 2021)
10.30	At-the-Market Distribution Agreement dated July 23, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Akerna on July 23, 2021)
10.31	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 4, 2021)
10.32	Registration Rights Agreement with Sellers of 365 Cannabis (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on October 4, 2021)
10.33	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
10.34	Form of Voting Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
21.1*	Subsidiaries of Akerna Corp.
23.1*	Consent of Marcum LLP
31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer and Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

*	Filed herewith
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
∧	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERNA CORP.

By:	/s/ Jessica Billingsley
	Name:	Jessica Billingsley
	Title:	Chief Executive Officer
	Date:	March 31, 2022

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jessica Billingsley	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Jessica Billingsley

/s/ John Fowle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
John Fowle

/s/ Scott Sozio	Director	March 31, 2022
Scott Sozio

/s/ Matthew R. Kane	Director	March 31, 2022
Matthew R. Kane

/s/ Tahira Rehmatullah	Director	March 31, 2022
Tahira Rehmatullah

/s/ Barry Fishman	Director	March 31, 2022
Barry Fishman

AKERNA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB 00688); Marcum LLP, Los Angeles, CA	F-2

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2021, the Six Months Ended December 31, 2020 and the Year Ended June 30, 2020	F-4

Consolidated Statements of Comprehensive Loss for the Year Ended December 31, 2021, the Six Months Ended December 31, 2020 and the Year Ended June 30, 2020	F-5

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2021, the Six Months Ended December 31, 2020 and the Year Ended June 30, 2020	F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2021, the Six Months Ended December 31, 2020 and the Year Ended June 30, 2020	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Akerna Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akerna Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2021, for the transitional six months ended December 31, 2020, and for the year ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, for the transitional six months ended December 31, 2020, and for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Los Angeles, CA

March 31, 2022

AKERNA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$13,934,265	$17,840,640
Restricted cash	508,261	500,000
Accounts receivable, net	1,403,774	1,753,547
Prepaid expenses and other current assets	2,383,764	2,458,727
Total current assets	18,230,064	22,552,914

Fixed assets, net	153,151	1,193,433
Investment, net	226,101	233,664
Capitalized software, net	7,311,676	3,925,739
Intangible assets, net	21,609,794	7,388,795
Goodwill	46,942,681	41,874,527
Other noncurrent assets	9,700	—
Total assets	$94,483,167	$77,169,072

Liabilities and Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$6,063,520	$3,188,576
Contingent consideration payable	6,300,000	—
Deferred revenue	3,543,819	843,900
Current portion of long-term debt	13,200,000	11,707,363
Derivative liability	63,178	311,376
Total current liabilities	29,170,517	16,051,215

Long-term portion of deferred revenue	582,676	—
Long-term debt, less current portion	4,105,000	3,895,237
Deferred tax liabilities	675,291	—

Total liabilities	34,533,484	19,946,452

Commitments and contingencies (Note 14)

Equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of December 31, 2021 and December 31, 2020, with $1 preference in liquidation; exchangeable shares, no par value, 309,286 and 2,667,349 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (See Note 4)	2,366,038	20,405,219
Common stock, par value $0.0001; 75,000,000 shares authorized, 31,001,884 and 19,901,248, issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3,100	1,990
Additional paid-in capital	146,027,258	94,086,433
Accumulated other comprehensive loss	61,523	(91,497)
Accumulated deficit	(88,508,236)	(57,179,525)
Total equity	59,949,683	57,222,620
Total liabilities and equity	$94,483,167	$77,169,072

The accompanying notes are an integral part of these consolidated financial statements.

AKERNA CORP.

 Consolidated Statements of Operations

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2021	2020	2020

Revenue
Software	$18,998,409	$6,766,985	$9,976,580
Consulting	1,510,413	916,099	2,379,947
Other revenue	176,152	141,700	216,749
Total revenue	20,684,974	7,824,784	12,573,276
Cost of revenue	8,119,487	3,141,041	6,209,724
Gross profit	12,565,487	4,683,743	6,363,552
Total Operating expenses:
Product development	6,271,966	3,166,088	3,206,310
Sales and marketing	9,108,173	3,928,028	7,792,480
General and administrative	10,422,207	4,435,067	11,320,715
Depreciation and amortization	5,735,150	2,007,237	1,315,898
Impairment of long-lived assets	14,383,310	6,887,000	—
Total operating expenses	45,920,806	20,423,420	23,635,403
Loss from operations	(33,355,319)	(15,739,677)	(17,271,851)

Other (expense) income:
Interest (expense) income, net	(1,531,497)	(193,084)	156,678
Change in fair value of convertible notes	(1,365,904)	(961,273)	766,000
Change in fair value of derivative liability	248,198	746,852	1,962,034
Gain on forgiveness of PPP Loan	2,234,730	—	—
Other (expense) income	186,420	(59,273)	(254)
Total other (expense) income	(228,053)	(466,778)	2,884,458

Net loss before income taxes and equity in losses of investee	(33,583,372)	(16,206,455)	(14,387,393)
Income tax (expense) benefit	2,262,225	(200)	(30,985)
Equity in losses of investee	(7,564)	(12,641)	(3,692)
Net Loss	$(31,328,711)	$(16,219,296)	$(14,422,070)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	8,815	849,759
Net loss attributable to Akerna shareholders	$(31,328,711)	$(16,210,481)	$(13,572,311)
Basic and diluted weighted average common shares outstanding	25,641,950	16,056,030	11,860,212
Basic and diluted net loss per common share	$(1.22)	$(1.01)	$(1.14)

The accompanying notes are an integral part of these consolidated financial statements

AKERNA CORP.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2021	2020	2020

Net loss	$(31,328,711)	$(16,219,296)	$(14,422,070)
Other comprehensive (loss) income:
Foreign currency translation	53,020	(21,497)	—
Unrealized (loss) gain on convertible notes	100,000	(133,000)	63,000
Comprehensive loss	(31,175,691)	(16,373,793)	(14,359,070)
Comprehensive loss attributable to the noncontrolling interest	—	8,815	849,759
Comprehensive loss attributable to Akerna shareholders	$(31,175,691)	$(16,364,978)	$(13,509,311)

The accompanying notes are an integral part of these consolidated financial statements.

AKERNA CORP.

 Consolidated Statements of Changes in Equity

	Special Voting Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest in Consolidated Subsidiary	Total Equity
			Shares	Amount

Balance as of June 30, 2019	—	$—	10,589,746	$1,059	$46,299,233	$—	$(27,582,558)	$18,717,734	$—	$18,717,734
Common stock issued upon warrant exercise	—	—	369,311	37	4,247,028	—	—	4,247,065	—	4,247,065
Common stock issued in business combinations	—	—	2,299,650	230	20,081,236	—	—	20,081,466	—	20,081,466
Non-controlling interest in acquired subsidiary	—	—	—	—	—	—	—	—	5,554,011	5,554,011
Stock-based compensation amortization	—	—	—	—	1,253,234	—	—	1,253,234	—	1,253,234
Forfeitures of restricted shares	—	—	(54,901)	(5)	5	—	—	—	—	—
Change in fair value of Convertible Notes	—	—	—	—	—	63,000	—	63,000	—	63,000
Warrant Adjustment	—	—	—	—	21,738	—	—	21,738	—	21,738
Net loss	—	—	—	—	—	—	(13,572,311)	(13,572,311)	(849,759)	(14,422,070)
Balance as of June 30, 2020	—	$—	13,203,806	$1,321	$71,902,474	$63,000	$(41,154,869)	$30,811,926	$4,704,252	$35,516,178
Adoption of ASC 606 Adjustment	—	—	—	—	—	—	185,825	185,825	—	185,825
Balance as of July 1, 2020	—	$—	13,203,806	$1,321	$71,902,474	$63,000	$(40,969,044)	$30,997,751	$4,704,252	$35,702,003
Issuance of common stock	—	—	5,000,000	500	11,031,880	—	—	11,032,380	—	11,032,380
Special voting preferred stock issued in business combination	3,294,574	25,203,490	—	—	—	—	—	25,203,490	—	25,203,490
Conversion of exchangable shares to common	(627,225)	(4,798,271)	627,225	63	4,798,208	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	800,000	80	4,695,357	—	—	4,695,437	(4,695,437)	—
Stock-based compensation amortization	—	—	—	—	1,298,540	—	—	1,298,540	—	1,298,540
Settlement of convertible debt	—	—	112,867	11	359,989	—	—	360,000	—	360,000
Restricted stock unit vesting	—	—	157,350	15	(15)	—	—	—	—	—
Unrealized loss (gains) on Convertible Notes	—	—	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Foreign currency translation adjustments	—	—	—	—	—	(21,497)	—	(21,497)	—	(21,497)
Net loss	—	—	—	—	—	—	(16,210,481)	(16,210,481)	(8,815)	(16,219,296)
Balance – December 31, 2020	2,667,349	$20,405,219	19,901,248	$1,990	$94,086,433	$(91,497)	$(57,179,525)	$57,222,620	$—	$57,222,620
Conversion of Exchangeable Shares to common stock	(2,358,063)	(18,039,181)	2,358,063	237	18,038,944	—	—	—	—	—
Settlement of convertible debt	—	—	3,094,129	309	11,610,277	—	—	11,610,586	—	11,610,586
Shares withheld for withholding taxes	—	—	(121,786)	(12)	(520,383)	—	—	(520,395)	—	(520,395)
Shares issued in connection with Viridian Acquisition	—	—	1,031,000	103	6,187,897	—	—	6,188,000	—	6,188,000
Shares issued in connection with Asset Purchase	—	—	83,333	8	299,992	—	—	300,000	—	300,000
Shares issued in connection with 365 Cannabis Acquisition	—	—	3,571,429	357	11,995,704	—	—	11,996,061	—	11,996,061
Stock-based compensation	—	—	—	—	2,070,358	—	—	2,070,358	—	2,070,358
Shares issued in connection with the ATM program	—	—	556,388	56	1,828,063	—	—	1,828,119	—	1,828,119
Settlement of liabilities with shares	—	—	101,705	10	430,015	—	—	430,025	—	430,025
Restricted stock vesting	—	—	427,711	42	(42)	—	—	—	—	—
Forfeitures of restricted shares	—	—	(1,336)	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	53,020	—	53,020	—	53,020
Unrealized loss (gains) on convertible notes	—	—	—	—	—	100,000	—	100,000	—	100,000
Net loss	—	—	—	—	—	—	(31,328,711)	(31,328,711)	—	(31,328,711)
Balance – December 31, 2021	309,286	$2,366,038	31,001,884	$3,100	$146,027,258	$61,523	$(88,508,236)	$59,949,683	$—	$59,949,683

The accompanying notes are an integral part of these consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2021	2020	2020
Cash flows from operating activities
Net Loss	$(31,328,711)	$(16,219,296)	$(14,422,070)
Adjustment to reconcile net loss to net cash used in operating activities
Equity in losses of investment	7,564	12,643	3,692
Bad debt expense	556,890	72,832	1,094,507
Stock-based compensation expense	2,070,359	1,197,589	1,166,130
Loss on write off of fixed assets	1,045,179	—	—
Gain on forgiveness of PPP loan	(2,234,730)	—	—
Depreciation and amortization	5,735,150	2,007,237	1,315,898
Amortization of deferred contract costs	492,683	228,766	—
Non-cash interest expense	1,009,331	32,727	—
Foreign currency gain	(3,312)	—	—
Impairment of long-lived assets	14,383,310	6,887,000	—
Gain on debt extinguishment	(186,177)	—	—
Loss on sale of fixed asset	—	84,835	—
Debt issuance costs	—	—	1,177,390
Change in fair value of convertible notes	1,365,904	961,273	(766,000)
Change in fair value of derivative liability	(248,198)	(746,852)	(1,962,034)
Change in fair value of contingent consideration	—	(993,000)	(998,000)
Changes in operating assets and liabilities:
Accounts receivable	849,785	1,008,775	(1,621,262)
Prepaid expenses and other current assets	(8,988)	(689,729)	(592,807)
Other assets	—	41,925	(58,925)
Accounts payable, accrued expenses and other current liabilities	1,610,470	(2,498,375)	1,602,751
Deferred tax liabilities	(2,274,295)	—	—
Deferred revenue	(1,010,118)	(94,088)	(286,922)
Net cash used in operating activities	(8,167,904)	(8,705,738)	(14,347,652)

Cash flows from investing activities
Developed software additions	(5,427,230)	(1,847,710)	(3,102,728)
Furniture, fixtures, and equipment additions	(39,263)	(12,203)	(156,636)
Cash paid for business combinations, net of cash acquired	(5,018,592)	(5,279,134)	(88,720)
Investment in equity method investee	—	—	(250,000)
Net cash used by investing activities	(10,485,085)	(7,139,047)	(3,598,084)

Cash flows from financing activities
Value of shares withheld related to tax withholdings	(520,395)	—	—
Proceeds from stock offering, net	1,828,119	—	—
Proceeds from the issuance of long term debt	18,000,000	—	17,164,600
Payments of principal amounts of debt	—	—	—
Payments on debt	(4,571,472)	(1,500,000)	—
Cash paid for debt issuance costs	—	—	(1,177,390)
Proceeds from the exercise of warrants	—	—	4,247,065
Proceeds from the issuance of common stock	—	12,000,000	—
Offering costs from the issuance of common stock	—	(967,620)	—
Net cash provided by financing activities	14,736,252	9,532,380	20,234,275
Effect of exchange rate changes on cash and restricted cash	18,623	(2,783)	—
Net (decrease) increase in cash and restricted cash	$(3,898,114)	$(6,315,188)	$2,288,539
Cash and restricted cash - beginning of period	18,340,640	24,655,828	22,367,289
Cash and restricted cash - end of period	$14,442,526	$18,340,640	$24,655,828
Cash paid for taxes	$10,570	$—	$—
Cash paid for interest	$507,941	$150,000	$—

Supplemental disclosure of non-cash investing and financing activity:
Adjustments due to the adoption of ASC 606	—	185,826	—
Vesting of restricted stock units	42	15	—
Settlement of convertible notes in common stock	11,610,586	327,273	—
Stock-based compensation capitalized as software development	36,915	100,951	87,104
Acquisition of noncontrolling interest	—	4,695,437	—
Capitalized software included in accrued expenses	554,127	189,198	—
Special voting preferred stock issued in business combination	—	25,203,490	—
Conversion of exchangeable shares to common stock	18,038,944	4,798,271	—
Adjustment to Trellis purchase price allocation	—	14,300	—
Settlement of liabilities with common stock	430,015	—	—
Shares issued in connection with an asset purchase	8	—	—

Assets acquired and liabilities assumed in business combinations:
Cash	527,346	445,269	—
Accounts receivable	1,041,912	917,205	77,505
Prepaid expenses and other current assets	408,973	596,233	27,860
Fixed assets	93,365	1,326,996	2,410
Intangible assets	16,933,000	3,795,000	8,010,000
Goodwill	19,451,464	25,805,615	20,254,309
Accounts payable and accrued liabilities	1,174,961	805,114	1,441,062
Deferred tax liabilities	2,949,586	—	—
Deferred revenue	4,301,514	549,311	31,220
Contingent consideration	6,300,000	604,000	1,387,000

The accompanying notes are an integral part of these consolidated financial statements.

AKERNA CORP.

 Notes to Consolidated Financial Statements

December 31, 2021

Note 1 -Description of Business, Liquidity, and Capital Resources

Description of Business

Akerna Corp., herein referred to as we, us, our or Akerna, through our wholly-owned subsidiaries MJ Freeway, LLC, or MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc, or Ample, solo sciences, inc., or Solo, Viridian Sciences Inc., or Viridian, and The NAV People, Inc. d.b.a. 365 Cannabis, or 365 Cannabis, provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, Trellis®, Ample, Viridian and 365 Cannabis to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Through Solo, we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight the authenticity and signify transparency. Our Viridian and 365 Cannabis offerings are considered enterprise offerings and all other solutions are considered non-enterprise offerings that meet the needs of our small and medium business customers.

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

Going Concern and Management's Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update, or ASU No. 2014-15, The Company assesses going concern uncertainty in its consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to The Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, The Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent The Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, since our inception we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the year ended December 31, 2021, six months ended December 31, 2020, and year ended June 30, 2020, we incurred a loss from operations of $33.4 million, $15.7 million, and $17.3 million, respectively, and used cash in operations of $8.2 million, $8.7 million, and $14.3 million, respectively. At December 31, 2021, the Company had a working capital deficit of $10.9 million with $13.9 million in cash available to fund future operations. These factors raise substantial doubt, as defined by generally accepted accounting principles in the United States of America ("GAAP"), about the ability of the company to continue to operate as a going concern for the twelve months following the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 23, 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and A.G.P./Alliance Global Partners ("ATM Program"). Pursuant to the terms of the ATM Program, we may offer and sell from time to time, up to $25 million of shares of our common stock. As of December 31, 2021, we have raised gross proceeds of $1.9 million through the issuance of 556,388 shares through the ATM program. While no assurance can be provided that we will be able to raise further capital under the program, we intend to use the net proceeds from the sale of our shares of common stock, if any, for general corporate purposes, including working capital, marketing, product development, capital expenditures and merger and acquisition activities.

AKERNA CORP.

 Notes to Consolidated Financial Statements

December 31, 2021

On October 5, 2021, we entered into a securities purchase agreement with the two institutional investors that held the Company's convertible notes issued in June of 2020 (the "2020 Notes") to sell senior secured notes in a private placement (the "Senior Convertible Notes"). The Senior Convertible Notes have an aggregate principal amount of $20 million, an aggregate original issue discount of 10%, and rank senior to all our other outstanding and future indebtedness. Approximately $3.3 million of the proceeds from the Senior Convertible Notes were used to payoff the 2020 Notes, which were then to be cancelled. The net proceeds from the issuance of the Senior Convertible Notes was approximately $14.6 million, following the original issue discount and deductions for expenses and paydown of the 2020 Notes. These net proceeds will be used to support Akerna's ongoing growth initiatives and continued investment in current and future technology infrastructure. The Senior Convertible Notes are convertible into shares of common stock of Akerna at a conversion price of $4.05 per share. The Senior Convertible Notes mature on October 5, 2024 and are to be repaid in monthly installments beginning on January 1, 2022. The Senior Convertible Notes can be repaid in common shares or cash.

Management’s plan for the Company to continue as a going concern includes raising additional capital from our ATM program, subject to certain effects on the Senior Convertible Notes should we utilize the program, including resetting the conversion price of the Senior Convertible Notes should we raise more than $5 million under the ATM program, settling our contingent consideration and Senior Convertible Notes in common stock rather than cash as it comes due, and implementing certain cost cutting strategies throughout the organization, while continuing to seek to grow our customer base and realize synergies as we continue to integrate our recent acquisitions. If the Company is unable to raise sufficient additional funds through the ATM Program, it will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised through other equity or debt offerings to support further operations. Such offerings may include the issuance of shares of common stock, warrants to purchase common stock, preferred stock, convertible debt or other instruments that may dilute our current stockholders.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. We will require additional financing in the second quarter of 2022 to meet our ongoing operational working capital requirements and continue to meet the financial covenants of the Senior Convertible Notes. As noted above, we plan to meet those requirements in part through the use of our ATM Facility, but there are no guarantees that the ATM Facility will permit us to raise sufficient cash to meet our ongoing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. If we are unable to raise sufficient capital we may have to reduce operations which could significantly affect our results of operations. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of our debt, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

In September 2020, the Company changed its fiscal year from June 30 to December 31. As a result, this annual report on Form 10-K includes the consolidated financial statements as of December 31, 2021 and December 31, 2020 and for (i) the calendar year ended December 31, 2021, (ii) the transitional six months ended December 31, 2020; and (iii) the fiscal year ended June 30, 2020.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Akerna, our wholly-owned subsidiaries, and those entities in which we otherwise have a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Our most significant estimates and assumptions are related to the valuation of acquisition-related assets and liabilities, capitalization of internal costs associated with software development, fair value measurements, impairment assessments, loss contingencies, valuation allowance associated with deferred tax assets, stock based compensation expenses, and useful lives of long-lived intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Foreign Currency

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

Cash and Cash Equivalents

We consider liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2021, and 2020. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. As of the balance sheet date, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits.

Restricted Cash

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and is presented separately from cash and cash equivalents on our consolidated balance sheets. Our restricted cash serves as collateral for a letter of credit.

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was $0.3 million and $0.2 million as of December 31, 2021, and 2020, respectively.

The allowance for doubtful accounts consists of the following activity:

	Year Ended December 31,	Six Months Ended December 31,
	2021	2020
Allowance for doubtful accounts, balance at beginning of period	$153,500	$208,422
Bad debt expense	556,890	72,832
Write-off uncollectable accounts	(393,306)	(127,754)
Allowance for doubtful accounts, balance at end of period	$317,084	$153,500

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the year ended December 31, 2021, the six months ended December 31, 2020 and the year ended June 30, 2020, one government client accounted for 11%, 14% and 25% of total revenues, respectively. As of December 31, 2020, two government clients accounted for a total of 36% of net accounts receivable.

AKERNA CORP.

 Notes to Consolidated Financial Statements

December 31, 2021

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

Warrant Liabilities

Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40. As a result, these warrants are precluded from equity classification and are recorded as derivative liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Investment

We hold an equity security in Zoltrain, Inc. (Zoltrain) for which the fair value is not readily determinable. Accordingly, we measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes. When indicators of impairment exist, we estimate the fair value and record an impairment charge if the carrying value of the investment exceeds its estimated fair value. Any impairment charges are recorded in other (expense) income, net, in our consolidated statements of operations. Prior to the quarter ended September 30, 2021, we had determined we could exert significant influence over Zoltrain's operations through voting rights and representation on the board of directors and we accounted for our investment in Zoltrain using the equity method of accounting, recording our share in the investee’s earnings and losses in the consolidated statement of operations.

Intangible Assets Acquired through Business Combinations

Intangible assets are amortized over their estimated useful lives. We evaluate the estimated remaining useful life of our intangible assets when events or changes in circumstances indicate an adjustment to the remaining amortization may be needed. We similarly evaluate the recoverability of these assets upon events or changes in circumstances indicate a potential impairment. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. We recorded an impairment of $2.7 million during the six months ended December 31, 2020 related to the intangible assets acquired in the Solo transaction. There were no impairments of intangible assets during the years ended December 31, 2021 or June 30, 2020. See Note 6 – Goodwill and Intangible Assets, Net for further discussion on the impairment.

Goodwill Impairment Assessment

Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. Due to a continued decline in market conditions and declines in the operating results of our non-enterprise reporting unit, we recognized an impairment to goodwill of $14.4 million during the year ended December 31, 2021 and we recorded an impairment to goodwill of $4.2 million during the six months ended December 31, 2020. There were no impairments of goodwill during the year ended June 30, 2020. See Note 6 – Goodwill and Intangible Assets, Net for further discussion on the impairment.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Software Development Costs

Costs incurred during the application development stage of a newly developed application and costs we incur to enhance our existing platforms that meet certain criteria are subject to capitalization and subsequent amortization. Capitalized software development costs were approximately $5.9 million during the year ended December 31, 2021, $2.1 million during the six months ended December 31, 2020, and $3.1 million during the year ended June 30, 2020. Product development costs are primarily comprised of personnel costs such as payroll and benefits, vendor costs, and other costs directly attributable to the project. We capitalize costs only during the development phase. Any costs in connection to planning, design, and maintenance subsequent to release are expensed as incurred. We amortize software development costs over the expected useful life of the specific application, generally 2-5 years. We evaluate capitalized software development costs for impairment when there is an indication that the unamortized cost may not be recoverable.

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

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable and accrued liabilities approximate fair value based on their short maturities. Please refer to Note 13- Fair Value Measurements for additional information regarding the fair value of financial instruments that we measure at fair value, including senior secured convertible notes and contingent consideration.

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

The convertible notes accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, when the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date.

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

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

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

General and Administrative Expenses

  General and administrative expenses consist primarily of personnel and related costs for our executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; restructuring charges such as lease termination costs; and facility costs.

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

We recognize deferred tax assets to the extent that its assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2021, management has applied a valuation allowance to deferred tax assets when it is determined that the benefit from the deferred tax asset will not be able to be utilized in a future period.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

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

	As of December 31,
	2021	2020
Long-lived assets:
United States	$32,356	$9,994
Canada	5,229	5,074
Total	$37,585	$15,068

Subsequent Events

The Company performs a review of events subsequent to the balance sheet date through the date the consolidated financial statements were issued. If we determine there are events requiring recognition or disclosure in the consolidated financial statements., we disclose the subsequent event.

Recently Issued Accounting Pronouncements

ASU 2016-02

The Financial Accounting Standards Board, or the FASB, has issued new guidance related to the accounting for leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. We have adopted this new standard on January 1, 2022 and due to the immaterial impact of applying this standard to our limited assets subject to operating leases, there was no impact to our results of operations.

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

ASU 2018-15

The FASB has issued guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s consolidated financial statements. We have adopted this standard effective December 15, 2021, and there is currently no impact to our consolidated financial statements as a result of this guidance.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

ASU 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which aims to reduce complexity in accounting standards by improving certain areas of U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) without compromising information provided to users of financial statements. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company has adopted ASU 2019-12 effective December 15, 2021 and the adoption of this guidance did not have a significant effect on our consolidated financial statements.

ASU 2020-01

The FASB has issued guidance clarifying the interactions between various standards governing investments in equity securities. The new guidance addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for us for annual and interim periods beginning on January 1, 2022, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. We do not anticipate a significant impact to our consolidated financial statements as a result of this new guidance.

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us in the first quarter of 2023 and must be applied using either a modified or full retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

ASU 2021-04

On May 3, 2021, FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. We are currently evaluating the impact this guidance will have on our consolidated financial statements..

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
F-15

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Note 3 - Revenue

Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"

On July 1, 2020, we adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of December 31, 2021 and December 31, 2020, and for the year ended December 31, 2021 and the six months ended December 31, 2020 in the accompanying consolidated financial statements are presented under ASC 606, while the year ended June 30, 2020 has not been adjusted and is reported in accordance with historical accounting guidance in effect for that period.

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

The adoption of ASC 606 under the modified retrospective transition method resulted in a net adjustment reducing the accumulated deficit by $0.2 million at July 1, 2020 and an increase to capitalized commissions, which  are included in prepaid expenses and other current assets on the  accompanying balance sheet. The adjustment consisted of $0.2 million related to the deferral of contract costs that were historically expensed as incurred

Revenue Recognition Policies for the year ended December 31, 2021 and the six months ended December 31, 2020

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

Software Revenue. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, Ample, Trellis, Viridian, 365 Cannabis, and our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. Software contracts are annual or multi-year contracts paid monthly in advance of service and typically cancellable upon 30 days’ notice after the end of the contract period. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When a collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized ratably over the expected term of the contract, including expected renewals.

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

Consulting Revenue. Consulting services revenue is generated by providing solutions for operators in the pre-application of licensures and pre-operational phases of development and consists of contracts with fixed terms and fee structures based upon the volume and activity or fixed-price contracts for consulting and strategic services. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses. Accordingly, we expect our consulting services to continue to grow as more states emerge with legalization reform. Consulting services revenue  When these services are not combined with subscription revenues as a single unit of account, these revenues are recognized as services are rendered and accepted by the customer.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

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

Cost of Revenue.  Cost of revenue consists primarily of costs related to providing subscription and other services to our customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, security services, and other tools.

Unbilled Receivables. Unbilled receivables are booked when services are delivered to our customers but not yet invoiced. Once invoiced, the unbilled receivables are reclassified to accounts receivable.

Revenue Recognition Policies for the year ended June 30, 2020

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

Disaggregation of Revenue

The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time, typically one to three years. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. The Company's contracts typically have a one to three year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

The following table summarizes revenue disaggregation by product for the following periods (in thousands):

	Year Ended December 31, 2021	Six Months Ended December 31, 2020	Year Ended June 30, 2020 (1)
Government	$3,258	$1,939	$4,906
Non-government	17,427	5,886	7,667
	$20,685	$7,825	$12,573

                  (1) As noted above, prior periods have not been adjusted for the adoption of ASC 606 and are presented in accordance with historical accounting guidance in effect for those periods.

	Year Ended December 31, 2021	Six Months Ended December 31, 2020	Year Ended June 30, 2020
United States	$15,800	$5,212	$12,573
Canada	4,885	2,613	—
	$20,685	$7,825	$12,573

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

December 31, 2021

Transaction Price Allocated to Future Performance Obligations

ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As many of the contracts the Company has entered into with customers are for a twelve-month subscription term, a significant portion of performance obligations that have not yet been satisfied as of December 31, 2021 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $16.6 million as of December 31, 2021, of which $11.1 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under Total current liabilities, net of any long-term portion that is included in Other long-term liabilities. The following table summarizes deferred revenue activity for the year ended December 31, 2021 (in thousands):

	As of January 1, 2021	Net additions	Revenue recognized	As of December 31, 2021
Deferred revenue	$844	12,657	9,375	$4,126

Of the $20.7 million of revenue recognized during the year ended December 31, 2021, $0.7 million was included in deferred revenue as of December 31, 2020.

Costs to Obtain Contracts

In accordance with ASC 606, we capitalize sales commissions that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as Prepaid expenses and other current assets. Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which we have determined to be one year based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the year ended December 31, 2021 (in thousand):

	As of January 1, 2021	Additions	Amortized costs (1)	As of December 31, 2021
Deferred contract costs	$228	512	(479)	$261

(1) Includes contract costs amortized to sales and marketing expense during the period.
F-19

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Note 4 – Acquisitions

2021 Acquisitions

Viridian Sciences

On April 1, 2021, we completed the acquisition of Viridian, a cannabis business management software provider that is built on SAP Business One. We acquired Viridian in exchange for 1.0 million shares of our common stock valued at approximately $6.0 million. In addition to the stock consideration, the agreement provides for contingent consideration of up to $1.0 million, payable in additional common stock, if Viridian meets certain revenue criteria. The contingent consideration will be recorded as the estimated fair value on the acquisition date and adjusted to estimated fair value in each subsequent reporting period until settlement.

Preliminary Fair Value
Shares issued	$6,186
Contingent consideration	2
Total preliminary fair value of consideration transferred	$6,188

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Accounts receivable	556
Prepaid expenses and other current assets	148
Capitalized software	423
Acquired technology	470
Customer relationships	820
Acquired trade name	20
Goodwill	5,408
Accounts payable and accrued expenses	(350)
Deferred tax liabilities	(307)
Deferred revenue	(1,000)
Net assets acquired	$6,188

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

The amounts of Viridian's revenue and net income included in our consolidated statement of operations from the acquisition date of April 1, 2021, to December 31, 2021 were $2.4 million and $0.3 million, respectively.

AKERNA CORP.
Notes to Consolidated Financial Statements
December 31, 2021

365 Cannabis

On October 1, 2021, we acquired all the issued and outstanding shares of 365 Cannabis. Under the terms of the Agreement, the aggregate consideration for the 365 Cannabis shares consists of (1) $5,000,000 in cash, (2) $12,000,000 in stock, which was settled by issuing 3.6 million shares of our common stock, and (3) contingent value rights to be issued pursuant to a rights indenture entitling the holders thereof to receive, subject to certain adjustments as set forth in the Agreement, an aggregate of up to $8,000,000 in stock, in the event that NAV achieves certain revenue targets as specified in the Agreement. These rights are accounted for as contingent consideration and are currently recorded at preliminary fair value which will be updated upon finalization of purchase accounting.

Preliminary Fair Value
Shares issued	$12,000
Cash	5,542
Contingent consideration	6,300
Total preliminary fair value of consideration transferred	$23,842

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Cash	527
Accounts receivable	486
Prepaid expenses and other current asset	261
Fixed Assets	93
Non-compete agreement	80
Acquired technology	1,040
Customer relationships	13,810
Acquired trade name	270
Goodwill	14,043
Accounts payable and accrued expenses	(826)
Deferred tax liabilities	(2,642)
Deferred revenue	(3,300)
Net assets acquired	$23,842

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

The amounts of 365 Cannabis' revenue and net loss included in our consolidated statement of operations from the acquisition date of October 1, 2021, to December 31, 2021 were $2.4 million and $0.4 million, respectively.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

2020 Acquisitions

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

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. During the six months ended December 31, 2020, we recorded net adjustments to assets and liabilities acquired of $14.3 thousand. The amounts of Trellis’s revenue and net loss included in our consolidated statement of operations from the acquisition date of April 10, 2020 to June 30, 2020 were $216.0 thousand and $17.0 thousand, respectively.

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

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021
Common shares issued	$17,550
Contingent consideration	389
Total estimated fair value of consideration	$17,939

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

During the year ended June 30, 2020, we obtained additional information regarding the valuation of the assets acquired and liabilities assumed. We have recorded a measurement period adjustment to allocate the acquisition price to intangible assets, goodwill, accrued liabilities, and the fair value of noncontrolling interests. The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$101
Prepaid expenses and other assets	22
Furniture, fixtures, and equipment	2
Acquired technology	7,160
Acquired trade name	340
Goodwill	17,025
Accounts payable and accrued liabilities	(1,158)
Fair value of noncontrolling interests	(5,553)
Net assets acquired	$17,939

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to expanded market opportunities, for which there is no basis for U.S. income tax purposes. The amounts of Solo’s revenue and net loss included in our consolidated statement of operations from the acquisition date of January 15, 2020 to June 30, 2020 were $23.0 thousand and $1.5 million, respectively.

During the six months ended December 31, 2020, the Company recorded an impairment of $2.7 million related to Solo’s developed technology. See Note 6 – Goodwill and Intangible Assets, Net for further discussion of the intangible asset impairment.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

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

Preliminary Fair Value
Exchangeable shares issued	$25,203
Cash	5,724
Contingent consideration	604
Total estimated fair value of consideration transferred	$31,531

We incurred $2.9 million of total transaction costs directly related to the acquisition of Ample that is reflected in general and administrative expenses in our consolidated statements of operations, of which $1.1 million and $1.8 million was recognized during the six months ended December 31, 2020 and the year ended June 30, 2020, respectively.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

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

              Pro Forma Financial Information

The following unaudited pro forma consolidated operating results give effect to the Viridian and 365 Cannabis acquisitions as if they had been completed as of January 1, 2020 (in thousands):

Year Ended December 31,
2021
Revenue	$28,847
Net loss	$(31,423)

The following unaudited pro forma consolidated operating results give effect to the Viridian and 365 Cannabis acquisitions, as if they had been completed as of January 1, 2020, and the Trellis, Solo and Ample acquisitions, as if they had been completed as of July 1, 2019 (in thousands):

	Six Months Ended December 31,	Year Ended June 30,
	2020	2020
Revenue	$14,026	$27,523
Net loss	$(17,650)	$(20,250)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Solo, Trellis, Ample, Viridian, and 365 Cannabis to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the periods indicated above. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the years indicated above.

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

On September 1, 2020, several Ample shareholders exchanged a total of 627,225 exchangeable shares with a value of $4,798,271 for the same number of shares of Akerna common stock.The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of December 31, 2021, there were a total of 309,286 Exchangeable Shares issued and outstanding.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Note 5 - Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2021	2020

Software and technology	$687,740	$480,651
Professional services, dues and subscriptions	546,126	826,195
Insurance	264,097	243,222
Deferred contract costs	260,899	227,718
Unbilled receivable	506,984	612,446
Other	117,918	68,495
Total prepaid expenses and other current assets	$2,383,764	$2,458,727

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2021	2020
Accounts payable	$1,943,457	$513,610
Professional fees	319,590	233,667
Sales taxes	360,361	216,367
Compensation	1,123,467	311,379
Contractors	1,288,730	538,618
Settlements and legal	681,045	831,232
Other	346,870	543,703
Total accounts payable, accrued expenses and other current liabilities	$6,063,520	$3,188,576

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Note 6 - Goodwill and Intangible Assets, Net

Goodwill
The following table reflects the changes in the carrying amount of goodwill:
Balance as of June 30, 2020	$20,254,309
Adjustments to Trellis' goodwill	(14,300)
Additions due to acquisition of Ample	25,806,518
Goodwill impairment	(4,172,000)
Balance as of December 31, 2020	$41,874,527
Additions due to acquisition of Viridian	5,408,884
Additions due to acquisition of 365 Cannabis	14,042,580
Goodwill impairment	(14,383,310)
Balance as of December 31, 2021	$46,942,681
Impairment
   Based on our qualitative assessment of goodwill, we determined it was necessary to perform a quantitative valuation of goodwill as of December 31, 2021. We determined there were two reporting units: the enterprise reporting unit which is comprised of the enterprise software offerings and the non-enterprise reporting unit which is comprised of the non-enterprise software offerings. The valuation of our goodwill was determined with the assistance of an independent valuation firm using the income approach (discounted cash flows method) and the market approach (guideline public company method). Our significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the discount rate, the implied control premium, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. The Company also uses the Guideline Public Company Method, a form of the market approach (utilizing Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, we believe the current assumptions and estimates utilized are both reasonable and appropriate. During the six months ended December 31, 2020, primarily as a result of delays in executing on strategic initiatives related to acquisitions completed in 2020, we recorded a $4.2 million impairment to goodwill.
Enterprise Reporting Unit
          For the year ended December 31, 2021, no impairment to goodwill was recorded for our enterprise reporting unit as the fair value exceeded the carrying value as of December 31, 2021. To perform our analysis, we applied a 50% weighting to the market approach and 50% weighted to the income approach.

Non-Enterprise Reporting Unit

            For the year ended December 31, 2021, primarily due to a continued decline in market valuation and a flattening in the operating results of our non-enterprise reporting unit compared to acquisition assumption, we recorded an impairment expense of $14.4 million related to our non-enterprise reporting unit. To perform our analysis, we applied a 25% weighting to the income approach and a 75% weighting to the market approach.
Finite-lived Intangible Assets, Net
We performed a two step impairment test for the asset groups that had indicators of impairment in the current year under ASC 360 and as a result of this analysis we did not identify any impairment. For the six months ended December 31, 2020, we determined that the carrying value of Solo’s developed technology and trade name exceeded it’s fair value, resulting in an impairment of $2.7 million.
F-27

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021
Intangible assets as of December 31, 2021 consist of the following:
	Weighted average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Impairment	Net carrying amount
Acquired developed technology	3.35	$7,138,080	$(2,815,158)	$—	$4,322,922
Acquired trade names	3.09	871,920	(286,799)	—	585,121
Customer relationships	10.18	17,510,000	(878,250)	—	16,631,750
Non-compete agreement	1.75	80,000	(10,000)	—	70,000
Total Intangible assets		$25,600,000	$(3,990,207)	$—	$21,609,793

Capitalized software - In-service	2.02	8,807,843	(4,423,887)	—	4,383,956
Capitalized software - Work in Progress	N/A	3,224,203	—	(296,483)	2,927,720
Total Capitalized Software		12,032,046	(4,423,887)	(296,483)	7,311,676
Total finite-lived intangible assets		$37,632,046	$(8,414,094)	$(296,483)	$28,921,469

Intangible assets as of December 31, 2020 consist of the following:

	Weighted average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Impairment	Net carrying amount
Acquired developed technology	3.77	$8,220,000	$(1,434,155)	$(2,591,920)	$4,193,925
Acquired trade names	5.12	705,000	(97,676)	(123,080)	484,244
Customer relationships	13.04	2,880,000	(169,374)	—	2,710,626
Total Intangible assets		$11,805,000	$(1,701,205)	$(2,715,000)	$7,388,795

Capitalized software - In-service	1.62	4,593,512	(1,401,953)	—	3,191,559
Capitalized software - Work in Progress	N/A	734,180	—	—	734,180
Total Capitalized Software		5,327,692	(1,401,953)	—	3,925,739
Total finite-lived intangible assets		$17,132,692	$(3,103,158)	$(2,715,000)	$11,314,534

We record amortization expense associated with acquired developed technology, acquired trade names, and customer relationships. The amortization expense of all finite-lived intangible assets, which includes capitalized software was $5.6 million, $1.8 million, and $1.3 million for the year ended December 31, 2021, six months ended December 31, 2020, and year ended June 30, 2020, respectively.  The amortization expense for the year ended December 31, 2021 includes $0.3 million of capitalized software write offs.

As of December 31, 2021, expected amortization expense relating to in-service capitalized software and purchased intangible assets for each of the next five years and thereafter is as follows:

AKERNA CORP.

 Notes to Consolidated Financial Statements

December 31, 2021

	Acquired Intangible Assets	Capitalized Software- In-service
2022	$3,445,741	$2,722,663
2023	3,131,575	1,144,351
2024	2,801,991	275,884
2025	1,973,934	110,215
2026	1,851,434	59,112
Thereafter	8,405,118	71,731
Total	$21,609,793	$4,383,956

Note 7 – Fixed assets, net

Fixed assets consisted of the following:

	As of December 31,	As of December 31,
	2021	2020

Furniture and computer equipment	$235,042	$131,300
Leasehold improvements	14,064	1,175,556
	249,106	1,306,856
Less: accumulated depreciation	(95,955)	(113,423)
Fixed assets, net	$153,151	$1,193,433

Depreciation expense related to our fixed assets for the year ended December 31, 2021, six months ended December 31, 2020, and year ended June 30, 2020 was $127,731, $240,742, and $27,951, respectively. During the year ended December 31, 2021, we terminated our office lease in Toronto, Canada and wrote off $1.2 million of fixed assets. During the six months ended December 31, 2020, we sold furniture and computer equipment for $25,561 with a cost of $191,389 and accumulated depreciation of $106,555 resulting in a $59,273 loss in the consolidated statements of operations for the six months ended December 31, 2020 related to these disposals.

Note 8- Investments

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

AKERNA CORP.

 Notes to Consolidated Financial Statements

December 31, 2021

The ZolTrain Preferred also provides us with rights of first refusal with respect to newly issued securities of ZolTrain as well as issued and outstanding securities of ZolTrain that are offered to third parties. In connection with the agreement, one of Akerna's executives was appointed as one of three members of ZolTrain’s board of directors. At that time, we had determined that ZolTrain is a VIE for accounting purposes, given we could exercise significant influence, however we were not required to consolidate ZolTrain in our consolidated financial statements because we are not ZolTrain’s primary beneficiary. We had concluded that the ZolTrain Preferred was in-substance common stock because the liquidation preference provided was not substantive, and the equity method of accounting is applicable to in-substance common stock. As a result of our representation on the board of directors, we determined that we can exert significant influence over the day to day operations of ZolTrain and therefore; we account for this investment using the equity method of accounting, which required us to recognize our share of the ZolTrain operations in our results of operations. For year ended December 31, 2021, we recognized equity in loss of investee of $12,641 which represents our share of ZolTrain's losses since our investment

During the third quarter of 2021, following the loss of our seat on the Board, we concluded that we should no longer apply the equity method of accounting for the investment in ZolTrain. We determined that we hold an equity security in ZolTrain for which the fair value is not readily determinable. Accordingly, starting in the third quarter we elected to measure the investment at cost minus impairment, plus or minus changes resulting from observable price changes. When indicators of impairment exist, we estimate the fair value and record an impairment charge if the carrying value of the investment exceeds its estimated fair value. Any impairment charges are recorded in other (expense) income, net, in our consolidated statements of operations. The carrying amount of our investment in ZolTrain was $226,101 as of December 31, 2021 and we did not recognize any impairment on the investment during the current year.

Subsequent to our initial investment, we entered into a nonexclusive license/reseller agreement with ZolTrain, effective October 24, 2019, to provide ZolTrain’s online cannabis training platform as a co-branded integration option into our MJ Platform and Leaf Data Systems, which was a related party transaction in the prior year. Under the term of the agreement we entered into, ZolTrain will share subscription-based revenue generated from our customers with us. The amount of the share of the revenue for each of us and ZolTrain will depend on both (a) the number of training modules accessed by a customer and (b) which party created the accessed content. In addition to the revenue sharing arrangement, the license/reseller agreement provides us with the right to receive additional consideration from ZolTrain in the form of an equity earnout if certain revenue milestones are achieved during 2020, 2021, and 2022. Our ability to recognize revenue from the additional earnout consideration in the future will mainly depend on whether it becomes probable that such revenue milestones will be achieved. For the year ended December 31, 2021, the six months ended December 31, 2021, and the year ended June 30, 2020, we recognized $25.9 thousand, $0, and $0 of revenue from this agreement.

Note 9 - Long Term Debt

              Long-term debt consisted of the following at December 31, 2021:

Convertible notes (at fair value)	$17,305,000
Less: current maturities	13,200,000
Total long-term debt, less current portion	$4,105,000

Senior Secured Convertible Notes - 2020

On June 8, 2020, we entered into a Securities Purchase Agreement, or SPA, with two institutional investors (the "2020 Note Holders"), to sell a new series of senior secured convertible notes (the "2020 Notes"), of Akerna in a private placement to the 2020 Note Holders, in the aggregate principal amount of $17.0 million having an aggregate original issue discount of 12%, and ranking senior to all outstanding and future indebtedness of Akerna. The 2020 Notes were sold on June 9, 2020, with an original issue discount pursuant to which the Note Holders paid $880 per each $1,000 in principal amount of the 2020 Notes. The 2020 Notes do not bear interest except upon the occurrence of an event of default, in which event the applicable rate will be 15.00% per annum.

Pursuant to the SPA and the 2020 Notes, we and certain of its subsidiaries will enter into a Security and Pledge Agreement (the “Security Agreement”) with the lead investor, in its capacity as collateral agent (in such capacity, the “Collateral Agent”) for all holders of the Notes. The Security Agreement creates a first priority security interest in all of the personal property of the Company and certain of its subsidiaries of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future (the “Collateral”).

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Under the Security Agreement we agree to certain conditions on its maintenance and use of the Collateral, including but not limited to the location of equipment and inventory, the condition of equipment, the payment of taxes and prevention of liens or encumbrances, the maintenance of insurance, the protection of intellectual property rights, and limitations on transfers and sales.

Upon the occurrence of an “Event of Default” under the Security Agreement, the Collateral Agent will have certain rights under the Security Agreement including taking control of the Collateral and, in certain circumstances, selling the Collateral to cover obligations owed to the holders of the 2020 Notes pursuant to its terms. “Event of Default” under the Security Agreement means (i) any defined event of default under any one or more of the transaction documents (including the 2020 Notes), in each instance, after giving effect to any notice, grace, or cure periods provided for in the applicable document, (ii) the failure by us to pay any amounts when due under the 2020 Notes or any other transaction document, or (iii) the breach of any representation, warranty or covenant by the Company under the Security Agreement.

The 2020 Notes mature on June 1, 2023, are payable in installments beginning on October 1, 2020, and may not be prepaid. The 2020 Notes are convertible at any time, at the election of the Holders and subject to certain limitations, into shares of common stock at a rate equal to the amount of principal, interest, if any, and unpaid late charges, if any, divided by a conversion price of $11.50.

In connection with the occurrence of an event of default, the Holders of the 2020 Notes will be entitled to convert all or any portion of the 2020 Notes at an alternate conversion price equal to the lower of (i) the conversion price then in effect, or (ii) 80% of the lower of (x) the volume-weighted average price, or VWAP, of the common stock as of the trading day immediately preceding the applicable date of determination, or (y) the quotient of (A) the sum of the VWAP of the common stock for each of the two trading days with the lowest VWAP of the common stock during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than $1.92.

We elected to use the fair value option to account for the 2020 Notes. The fair value of the 2020 Notes on issuance was recorded as $15.0 million. During the year ended June 30, 2020, the fair value of the 2020 Notes decreased by $0.8 million. Of the adjustment, a decrease of $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and a decrease of $0.7 million was recognized as current period other expense in our consolidated statement of operations.

During the six months ended December 31, 2020, we made $1.8 million in principal payments on the 2020 Notes, of which $1.5 million was settled in cash and the remaining $0.3 million was settled in common stock. During the six months ended December 31, 2020, the fair value of the 2020 Notes increased by $1.0 million. Of the adjustment, an increase of $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and an increase of $0.9 million was recognized as current period other expense in our consolidated statement of operations. As of December 31, 2020, the fair value of the 2020 Notes on our consolidated balance sheet was $13.4 million.

During the year ended December 31, 2021, up until the date the 2020 Notes were paid in full and replaced by the 2021 Senior Convertible Notes, we made $15.2 million in principal payments on our convertible notes, of which $5.1 million was settled in cash and the remaining $10.1 million was settled in common stock. During the year ended December 31, 2021, the fair value of the Convertible Notes increased by $2.0 million. Of the adjustment, an increase of $0.02 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and an increase of $2.0 million was recognized as current period other expense in our consolidated statement of operations. On October 5, 2021, we recognized a gain of $0.2 million in connection with the payoff of the 2020 Notes.

Amendment

On December 23, 2020, we entered into waivers with the Holders of the 2020 Notes, pursuant to which we and the Holders, separately and not jointly, agreed to waive certain terms and conditions of the 2020 Notes as follows:

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

The Holders irrevocably waived the last sentence of Section 8(a) of the Notes requiring that all installment amounts payable under the 2020 Notes prior to April 1, 2021 be paid in cash pursuant to installment redemptions. We may now elect, in its sole discretion, to pay installment amounts under the 2020 Notes prior to April 1, 2021, by issuing shares of common stock pursuant to installment conversions or by paying cash pursuant to installment redemptions, in each case in accordance with the existing terms of the Convertible Notes.

We irrevocably waived the prohibition on acceleration of installment amounts in Section 8(e) of the 2020 Notes solely in relation to the Installment Amount for January 4, 2020, to permit the Holders to accelerate the January 4, 2021 installment amount, in whole or in part, to one or more acceleration dates from December 24, 2020 through to and including January 4, 2021, as elected by each Holder.

We and the Holders agreed that we may irrevocably waive the installment scheduled principal amount for any installment date by setting forth in the installment notice for that installment date an installment amount greater than the installment scheduled principal amount due and payable on the next installment date. Each Holder may then consent to all or a portion of such increased installment amount for such installment date on the trading day immediately prior to such installment date. Any increased amount for an installment amount above the installment scheduled principal amount for such installment date will reduce the principal amount under the 2020 Notes.

In relation to the January 4, 2021 installment amount, the Company delivered installment notices to the Holders increasing the installment amount for January 4, 2021, in the aggregate, by $2,062,500.

Senior Secured Convertible Notes - 2021

On October 5, 2021, we entered into a securities purchase agreement with the two institutional investors that held the Company's 2020 Notes to sell senior secured notes in a private placement (the "Senior Convertible Notes"). The Senior Convertible Notes have an aggregate principal amount of $20.0 million, an aggregate original issue discount of 10%, and rank senior to all our other outstanding and future indebtedness. Approximately $3.3 million of the proceeds from the Senior Convertible Notes were used to payoff the 2020 Notes, which were then to be cancelled. The net proceeds from the issuance of the Senior Convertible Notes was approximately $14.6 million, following the original issue discount and deductions for expenses and paydown of the 2020 Notes. These net proceeds will be used to support Akerna's ongoing growth initiatives and continued investment in current and future technology infrastructure. The Senior Convertible Notes are convertible into shares of common stock of Akerna at a conversion price of $4.05 per share. The Senior Convertible Notes mature on October 5, 2024 and are to be repaid in monthly installments beginning on January 1, 2022. The Senior Convertible Notes can be repaid in common shares or cash.

In connection with the occurrence of an event of default, the Holders of the Senior Convertible Notes will be entitled to convert all or any portion of the Senior Convertible Notes at an alternate conversion price equal to the lower of

(i) the conversion price then in effect, or (ii) 80% of the lower of (x) the volume-weighted average price, or VWAP, of the common stock as of the trading day immediately preceding the applicable date of determination, or (y) the quotient of (A) the sum of the VWAP of the common stock for each of the two trading days with the lowest VWAP of the common stock during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than $0.54.

.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

We have elected to use the fair value option to account for the Senior Convertible Notes. The fair value of the Senior Convertible Notes on issuance was recorded as $18.0 million. During the year ended December 31, 2021, the fair value of the Senior Convertible Notes decreased by $0.7 million. Of the adjustment, a decrease of $0.03 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and a decrease of $0.7 million was recognized as current period other expense in our consolidated statement of operations. As of December 31, 2020, the fair value of the Senior Convertible Notes on our consolidated balance sheet was $17.3 million. During the year ended December 31, 2021, we made no principal payments on our Senior Convertible Notes.

Paycheck Protection Program Loan

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

Maturities of Debt

Maturities of our debt as of December 31, 2021 are presented below.

Year ending December 31:
2022	$13,200,000
2023	6,800,000
Aggregate maturities	20,000,000
Original issue discount on Convertible Notes	(2,000,000)
Unrealized change in fair value of Convertible Notes	(695,000)
Total debt outstanding as of December 31, 2021	$17,305,000
Current portion	13,200,000
Noncurrent portion	4,105,000

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Note 10 - Stockholders’ Equity

Common and Preferred Stock

We have one single class of common stock and 75,000,000 authorized shares of common stock, par value $0.0001 per share.

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

On October 30, 2020, we issued 5,000,000 shares, at a price of $2.40 per share, of Akerna common stock in a public offering for gross proceeds of $12.0 million, offset by offering costs of approximately $1.0 million for net proceeds $11.0 million dollars.

Warrants

In connection with MTech Acquisition Corp.'s ("MTech") initial public offering, MTech sold 5,750,000 units at a purchase price of $10.00 per unit, inclusive of 750,000 units sold to the underwriters on February 8, 2018, upon the DD’ election to fully exercise their over-allotment option. Each unit consisted of one share of MTech’s common stock and one warrant of MTech (“MTech Public Warrant”). Each Mtech Public Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $11.50. Upon the Mergers, the Public Warrants were converted to those of Akerna at the exchange ratio of one-for-one.

A summary of our common stock warrants is presented in the following table:

	Shares Issuable Under Warrants	Weighted-average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at June 30, 2020	5,813,804	$11.50	3.97	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/canceled	—	—	—	—
Outstanding at December 31, 2020	5,813,804	$11.50	3.37	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/canceled	—	—	—	—
Outstanding at December 31, 2021	5,813,804	$11.50	2.97	$—

There was no aggregate intrinsic value for the warrants outstanding as of December 31, 2021 and December 31, 2020.

 AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

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

A summary of our unvested Restricted Shares and RSUs activity is presented in the table below:

	Restricted Shares	Restricted Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2020	72,313	534,302	606,615	$6.56
Granted	—	429,974	429,974	4.88
Vested	(8,024)	(157,350)	(165,374)	5.08
Forfeited	—	(43,906)	(43,906)	6.83
Unvested as of December 31, 2020	64,289	763,020	827,309	$6.77
Granted	—	447,642	447,642	4.05
Vested	(30,559)	(427,711)	(458,270)	5.55
Forfeited	(1,336)	(99,184)	(100,520)	4.51
Unvested as of December 31, 2021	32,394	683,767	716,161	5.47

For the year ended December 31, 2021, six months ended December 31, 2020, and year ended June 30, 2020 we recognized stock-based compensation expense related to the ratable amortization of the unvested Restricted Shares and RSUs of $2.0 million, $2.0 million, and $1.3 million, respectively. Stock-based compensation expense is included in operating expenses and cost of sales on our consolidated statements of operations consistent with the allocation of other compensation arrangements. During the year ended December 31, 2021, six months ended December 31, 2020, and year ended June 30, 2020, we capitalized $0.04 million, $0.2 million and $0.1 million, respectively, in stock-based compensation costs as software development cost. The $3.7 million of unrecognized costs as of December 31, 2021 related to Restricted Shares and RSUs will be ratably recognized over an estimated weighted average remaining vesting period of 2.41 years.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Note 12 - Loss Per Share

During the year ended December 31, 2021, we used the two-class method to compute net loss per share because we issued securities other than common stock that is economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna common stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interest in Ample. The two-class method requires earnings for the period to be allocated between common stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	December 31, 2021	December 31, 2020
Shares issuable upon exchange of Exchangeable Shares	309,286	2,667,349
Warrants	5,813,804	5,813,804
Restricted Stock Units	683,767	694,512
Restricted Stock Awards	32,394	64,289
Shares of common stock issuable in upon conversion of Convertible Notes	12,484,395	1,319,368
Total	19,323,646	10,559,322

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

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

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

Trellis

In connection with our acquisition of Trellis, the Trellis selling shareholders have the potential to earn contingent consideration, which is calculated as five times the annualized revenue of certain customers generated in September 2020. The fair value of the contingent consideration on the date of acquisition of Trellis was $998,000. The carrying amount at the fair value of the liability for the contingent consideration recorded on our consolidated balance sheet as of June 30, 2020 was $0. As such, we recorded a gain of $998,000 due the change in the fair value of the contingent consideration during the year ended June 30, 2020 in general and administrative expenses in our consolidated statement of operations.

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

Viridian

In connection with our acquisition of Viridian, the Viridian selling shareholders have the potential to earn contingent consideration payable in common stock if Viridian meets certain revenue criteria. The fair value of the contingent consideration on the date of acquisition of Viridian was $2,000. The carrying amount at the fair value of the liability for the contingent consideration recorded on our consolidated balance sheet as of December 31, 2021 was unchanged at $2,000.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

365 Cannabis

In connection with our acquisition of 365 Cannabis, the 365 Cannabis selling shareholders have the potential to earn contingent consideration payable in common stock if certain revenue criteria is met. The fair value of the contingent consideration on the date of acquisition of 365 Cannabis was $6,300,000. The carrying amount at the fair value of the liability for the contingent consideration recorded on our consolidated balance sheet as of December 31, 2021 was unchanged at $6,300,000.

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

Fair Value Option Election – Convertible Notes

We issued Convertible Notes with a principal amount of $17.0 million at a purchase price of $15.0 million on June 9, 2020. We elected to account for the Convertible Notes using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The remaining estimated fair value adjustment is presented as a single line item within other income (expense) in our consolidated statement of operations under the caption, change in fair value of convertible notes.

For the 2020 Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from June 30, 2020 to October 5, 2021:

Beginning fair value balance on June 30, 2020	$14,131,000
Payments on Convertible Notes	(1,827,273)
Change in fair value reported in the statements of operations	961,273
Change in fair value reported in other comprehensive income	133,000
Ending fair value balance - December 31, 2020	$13,398,000
Payments on Convertible Notes	(15,172,727)
Change in fair value reported in the statements of operations	2,030,904
Change in fair value reported in other comprehensive income	(70,000)
Gain on extinguishment of debt reported on the statement of operations	(186,177)
Ending fair value balance - October 5, 2021	$—

We issued the Senior Secured Notes with a principal amount of $20.0 million at a purchase price of $18.0 million on October 5, 2021. We have elected to account for the Senior Secured Notes using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument specific credit risk is recorded in other comprehensive income as a component of equity. The remaining estimated fair value adjustment is presented as a single line item within other income (expense) in our consolidated statement of operations under the caption, change in fair value of convertible notes.

For the Senior Secured Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from October 5, 2021 to December 31, 2021:

Beginning fair value balance on October 5, 2021	$18,000,000
Payments on Convertible Notes	—
Change in fair value reported in the statements of operations	(665,000)
Change in fair value reported in other comprehensive income	(30,000)
Ending fair value balance - December 31, 2021	$17,305,000

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

The estimated fair value of the Convertible Notes as of December 31, 2021, and December 31, 2020 was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Convertible Notes reflects our assumptions about the assumptions that market participants would use in valuing the Convertible Notes as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	December 31, 2021	December 31, 2020
Face value principal payable	$20,000,000	$15,172,272
Original conversion price	$4.05	$11.5
Value of Common Stock	$1.75	$3.24
Expected term (years)	2.8	2.3
Volatility	75%	77%
Market yield (range)	37.1%	27.1 to 27.2%
Risk free rate	1.0%	0.1%
Issue date	October 5, 2021	June 9, 2020
Maturity date	October 5, 2024	June 1, 2023

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

For the Private Warrants classified as derivative liabilities, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the year ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Fair value balance at beginning of period	$311,376	$688,187
Change in fair value reported in the statements of operations	(248,198)	(376,811)
Fair value balance at end of period	$63,178	$311,376

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

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

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

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	December 31, 2021	December 31, 2020
Number of Private Warrants	225,635	225,635
Original conversion price	$11.50	$11.50
Value of Common Stock	$1.75	$3.24
Expected term (years)	2.46	3.46
Volatility	85.8%	102.3%
Risk free rate	0.8%	0.2%

Note 14 - Commitments and Contingencies

Operating Leases

                As of December 31, 2021, we had one facility under a non-cancelable operating leases in Las Vegas. Rent expense for the year ended December 31, 2021, six months ended December 31, 2020 and the year ended June 30, 2020 was $157,593, $552,861, and $299,629 respectively.

  Future minimum lease payments under these leases are as follows:

2022	$252,525
2023	260,100
2024	110,480
Total	$623,105

  During the third quarter of 2021, we reached an agreement to terminate our office lease in Toronto, Canada for a termination fee of approximately $980,000, which is included within the General and Administrative expense line item on the condensed consolidated statement of operations and was paid in full during the year ended December 31, 2021. In connection with the lease termination, we also wrote off certain assets, primarily leasehold improvements, and the resulting loss of $1,045,209 was also recorded in the General and Administrative expense line item on the condensed consolidated statement of operations.

During the four quarter of 2020, we reached an agreement to terminate our office lease in Denver, CO. The lease termination agreement included the forfeiture of our $41,250 security deposit and a termination fee of $402,480. The lease termination fee was settled in the first quarter of 2021 by issuing 113,375 shares of common stock, calculated using a VWAP of $3.55/share.

Letter-of-Credit

                 As of December 31, 2021 and December 31, 2020, we had a standby letter-of-credit with a bank in the amount of $500,000. The standby letter of credit is collateralized by $500,000 of cash, which is classified as restricted cash on our consolidated balance sheets. The beneficiary of the letter-of-credit is an insurance company.

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Litigation

On December 4, 2020, TechMagic USA LLC filed suit against our wholly-owned subsidiary, Solo, in Massachusetts Superior Court, Department Business Litigation, seeking recovery of up to approximately $1.07 million for unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 by and between TechMagic and Solo. The invoices set forth services that TechMagic USA LLC purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and November 2020 totaling approximately $787,000. The suit seeks continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties dispute the effective date of the termination. Solo disputes the validity of the invoices, in whole or in part, and intends to defend the suit vigorously. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of less than 5% of our issued and outstanding shares of common stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC. As of December 31, 2021 and December 31, 2020, we recognized a loss contingency of $0.5 million and $0.6 million, respectively.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and our wholly-owned subsidiary, MJ Freeway, LLC, in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2 million for services allegedly provided pursuant to a Subcontractor Agreement between MJ Freeway and TreCom. MJ Freeway provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJ Freeway disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. As of December 31, 2021 and December 31, 2020, we recognized a loss contingency of $0.2 million and $0, respectively.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2021, and through the date these consolidated financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the consolidated financial statements.

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

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Note 15- Income Taxes

Since June 17, 2019, we have been the sole owner of MJF, which is a disregarded entity for federal income taxes. Prior to June 17, 2019 MJF was treated as a partnership for U.S income tax purposes. Accordingly, prior to the business combination, our taxable income and losses were reported on the income tax returns of MJF’s members. Therefore, no income tax is provided prior to June 17, 2019.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. It was determined the CARES Act did not materially impact our tax provision as of December 31, 2021 and December 31, 2020.

The accounting for the business combinations of Viridian and 365 Cannabis reflected in the accompanying consolidated financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities, intangible assets and income taxes.

      In April 2020, we were granted a loan, or the PPP Loan, from a lender in the aggregate amount of $2.2 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which we obtained debt forgiveness on during the year ended December 31, 2021.

The following table sets forth the expense or benefit for income taxes:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2021	2020	2020
Income tax
Current income taxes
U.S. federal	$—	$—	$30,985
U.S. state	5,800	200	—
Foreign	6,270	—
Total current income taxes	$12,070	$200	$30,985

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2021	2020	2020
Deferred income tax
U.S. federal	$(2,274,295)	$—	$—
U.S. state	—	—	—
Total deferred income tax benefit	$(2,274,295)	$—	$—

The following table sets forth reconciliations of the income tax expense at the statutory federal income tax rate to actual expense based on income or loss before income taxes:

	Year Ended December 31,	Six Months Ended December 31,	June 30,
	2021	2020	2020
Income tax expense (benefit) attributable to:
Federal	$(6,692,267)	$(3,560,998)	$(3,255,706)
State, net of federal benefit	(672,148)	(553,871)	(862,690)
Foreign tax rate differential	(138,292)	29,617	(2,645)
Permanent differences	2,428,631	1,263,151	312,525
Rate change	54,295	60,220	—
Changes in valuation allowance	3,361,603	2,762,081	3,884,440
Provision to return adjustment	273,489	—	(45,134)
Losses from flow-through entity not subject to tax	—	—	—
Deferred True-Ups	(928,743)	—	—
Other adjustments	51,207	—	195
Effective income tax expense (benefit)	$(2,262,225)	$200	$30,985
F-42

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021
	December 31,	December 31,
	2021	2020
Noncurrent deferred tax assets:
Employee compensation	$820,410	$679,106
Debt issuance costs	138,778	343,612
Revenue recognition	105,735	—
Settlement accrual	146,604	182,896
Fixed assets	242,006	831,196
Federal and state net operating loss	10,673,908	6,337,897
Foreign net operating loss	4,904,857	2,586,671
Other	225,340	27,410
Total deferred tax assets	$17,257,638	$10,988,788

Noncurrent deferred tax liabilities:
Fixed assets	—	—
Intangibles	(6,051,459)	(2,717,717)
Deferred tax liabilities	$(6,051,459)	$(2,717,717)
Valuation allowance	(11,881,470)	(8,271,071)
Deferred taxes after valuation allowance	$(675,291)	$—

During the year ended December 31, 2021, valuation allowances on deferred tax assets that are not anticipated to be realized increased by $3.6 million of which $0.2 million was recorded in purchase accounting and the remainder of $3.4 million was recorded to deferred expense. During the six months ended December 31, 2020, valuation allowances on deferred tax assets that are not anticipated to be realized increased by $5.5 million of which $2.7 million was recorded in purchase accounting and the remainder of $2.8 million was recorded to deferred expense.

Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax losses. The measurement of deferred tax assets is reduced by a valuation allowance if based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded as of December 31, 2021 and December 31, 2020 are appropriate.

We have deferred tax assets related to U.S. federal tax and state tax carryforwards for net operating losses in the amount of $44.5 million. The majority of U.S. federal net operating loss carryforwards are carried forward indefinitely. Federal net operating losses generated after 2017 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. U.S. state net operating loss carryforwards expire at various dates of which the majority begin to expire in 2039. We have deferred tax assets related to foreign net operating loss carryforward, which begin to expire in 2034, in the amount of $18.5 million.

We are not currently under examination for any of the major jurisdictions where we conduct business as of December 31, 2021, however, all of our tax years remain subject to examination. Our management does not believe there are significant uncertain tax positions in 2021 and as a result we do not expect any cash payments in the next 12 months, however, uncertain tax positions related to potential penalties in the amounts of $30,000 and $50,000 have been recorded in connection with business combinations during the years ended December 31, 2021 and June 30, 2020, respectively. There is no interest related to uncertain tax positions in 2021 or 2020.
F-43

AKERNA CORP.

Notes to Consolidated Financial Statements

December 31, 2021

Note 16 – Revisions of Previously Issued Financial Statements

On June 17, 2019, we completed the Mergers with MTech. Prior to the Mergers, MTech was a special purpose acquisition company and had completed an initial public offering in October 2018, which included the issuances of the MTech Private Warrants in a simultaneous private placement transaction. The MTech Private Warrants were exchanged for our Private Warrants as part of the Mergers and our Private Warrants remain outstanding as of December 31, 2021. We initially accounted for these outstanding Private Warrants as components of equity rather than as derivative liabilities. In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC on April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated our outstanding warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation and in consultation with the Audit Committee, we concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40. As a result, these warrants are precluded from equity classification and should be recorded as derivative liabilities remeasured to fair value at each reporting period. We assessed the materiality of these errors on prior periods’ consolidated financial statements and concluded that the errors were not material to any prior annual or interim periods. However, we have revised the prior period financial information included in these consolidated financial statements to reclassify the Private Warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognized changes in the estimated fair value of the derivative instruments from the prior period in the Company’s operating results.

The Company's change in accounting for the Private Warrants from components of equity to derivative liabilities has no impact on the Company's current or previously reported cash position.

The tables below disclose the effects on the consolidated financial statements included in this Annual Report on Form 10-K:

	Year Ended June 30, 2020
	As reported	Adjustment	As revised
Consolidated Statements of Operations
Change in fair value of derivative liability	—	1,962,034	1,962,034
Net loss attributable to Akerna shareholders	(15,534,345)	1,962,034	(13,572,311)
Net loss per share	(1.31)	—	(1.14)
	Six Months Ended December 31, 2020
	As reported	Adjustment	As revised
Condensed Consolidated Statements of Operations
Change in fair value of derivative liability	—	746,852	746,852
Net loss attributable to Akerna shareholders	(16,957,334)	746,852	(16,210,482)
Net loss per share	(1.01)	—	(1.01)

	As of December 31, 2020
	As reported	Adjustment	As revised
Consolidated Balance Sheet
Derivative liability	—	(311,376)	(311,376)
Total liabilities	(19,635,076)	(311,376)	(19,946,452)
Additional paid-in capital	95,090,833	(1,004,450)	94,086,433
Accumulated deficit	(57,872,599)	693,074	(57,179,525)

F-44