Form 10-Q
period 2022-03-31
Akerna Corp.
filed 2022-05-16
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 34,964,678 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.
 Condensed Consolidated Balance Sheets
  (unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$9,687,690	$13,934,265
Restricted cash	508,261	508,261
Accounts receivable, net	2,579,187	1,403,774
Prepaid expenses and other current assets	2,492,089	2,383,764
Total current assets	15,267,227	18,230,064

Fixed assets, net	159,159	153,151
Investment, net	226,101	226,101
Capitalized software, net	8,012,387	7,311,676
Intangible assets, net	20,708,046	21,609,794
Goodwill	29,964,160	46,942,681
Other noncurrent assets	9,700	9,700
Total Assets	$74,346,780	$94,483,167

Liabilities and Equity

Current liabilities:
Accounts payable, accrued expenses and other accrued liabilities	$7,463,341	$6,063,520
Contingent consideration payable	6,300,000	6,300,000
Current portion of deferred revenue	3,369,631	3,543,819
Current portion of long-term debt	13,200,000	13,200,000
Derivative liability	45,127	63,178
Total current liabilities	30,378,099	29,170,517

Long-term portion of deferred revenue	486,201	582,676
Long-term debt, less current portion	2,137,000	4,105,000
Deferred tax liabilities	565,184	675,291
Total liabilities	33,566,484	34,533,484

Commitments and contingencies (Note 7)

Equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of March 31, 2022 and December 31, 2021, with $1 preference in liquidation; exchangeable shares, no par value, 306,852 and 309,286 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	2,347,418	2,366,038
Common stock, par value $0.0001; 75,000,000 shares authorized, 34,175,088 and 31,001,884 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,417	3,100
Additional paid-in capital	148,761,867	146,027,258
Accumulated other comprehensive loss	128,723	61,523
Accumulated deficit	(110,461,129)	(88,508,236)
Total equity	40,780,296	59,949,683
Total liabilities and equity	$74,346,780	$94,483,167

 The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue:
Software	$6,508,513	$3,795,153
Consulting	427,009	172,747
Other revenue	15,319	46,124
Total revenue	6,950,841	4,014,024
Cost of revenue	2,203,671	1,454,167
Gross profit	4,747,170	2,559,857
Operating expenses:
Product development	2,105,361	1,424,100
Sales and marketing	3,236,113	1,735,915
General and administrative	2,570,432	1,852,962
Depreciation and amortization	1,993,391	1,052,883
Impairment of long-lived assets	15,478,521	—
Total operating expenses	25,383,818	6,065,860
Loss from operations	(20,636,648)	(3,506,003)
Other (expense) income:
Interest (expense) income, net	(740)	(774,380)
Change in fair value of convertible notes	(1,433,000)	(1,991,272)
Change in fair value of derivative liability	18,051	(175,996)
Total other (expense) income	(1,415,689)	(2,941,648)

Net loss before income taxes and equity in losses of investee	(22,052,337)	(6,447,651)
Income tax (expense) benefit	99,444	(6,270)
Equity in losses of investee	—	(3,782)

Net loss	$(21,952,893)	$(6,457,703)

Basic and diluted weighted average common stock outstanding	31,605,783	22,209,072
Basic and diluted net loss per common share	$(0.69)	$(0.29)

The accompanying notes are an integral part of these condensed consolidated financial statements

2

AKERNA CORP.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(21,952,893)	$(6,457,703)
Other comprehensive (loss) income:
Foreign currency translation	(33,800)	(230)
Unrealized (loss) gain on convertible notes	101,000	(13,000)
Comprehensive loss	$(21,885,693)	$(6,470,933)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2022

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – January 1, 2022	309,286	$2,366,038	31,001,884	$3,100	$146,027,258	$61,523	$(88,508,236)	$59,949,683
Conversion of Exchangeable Shares to common stock	(2,434)	(18,620)	2,434	—	18,620	—	—	—
Settlement of convertible debt	—	—	3,396,842	340	3,299,660	—	—	3,300,000
Shares withheld for withholding taxes	—	—	(4,421)	—	(5,615)	—	—	(5,615)
Shares returned in connection with 365 Cannabis acquisition	—	—	(279,762)	(28)	(939,972)	—	—	(940,000)
Stock-based compensation	—	—	—	—	316,855	—	—	316,855
Restricted stock vesting	—	—	43,479	4	(4)	—	—	—
Liabilities settled with shares	—	—	14,632	1	45,065	—	—	45,066
Foreign currency translation adjustments	—	—	—	—	—	(33,800)	—	(33,800)
Unrealized (loss) gain on convertible notes	—	—	—	—	—	101,000	—	101,000
Net loss	—	—	—	—	—	—	(21,952,893)	(21,952,893)
Balance – March 31, 2022	306,852	$2,347,418	34,175,088	$3,417	$148,761,867	$128,723	$(110,461,129)	$40,780,296

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2021

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – January 1, 2021	2,667,349	$20,405,219	19,901,248	$1,990	$94,086,433	$(91,497)	$(57,179,525)	$57,222,620
Conversion of Exchangeable Shares to common stock	(1,020,062)	(7,803,475)	1,020,062	102	7,803,373	—	—	—
Settlement of convertible debt	—	—	2,080,140	208	8,467,292	—	—	8,467,500
Shares withheld for withholding taxes	—	—	(48,948)	(5)	(333,842)	—	—	(333,847)
Stock-based compensation	—	—	—	—	503,379	—	—	503,379
Settlement of liabilities with shares	—	—	101,705	10	377,315	—	—	377,325
Restricted stock vesting	—	—	13,978	1	(1)	—	—	—
Forfeitures of restricted shares	—	—	(668)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(230)	—	(230)
Unrealized (loss) gains on convertible notes	—	—	—	—	—	(13,000)	—	(13,000)
Net loss	—	—	—	—	—	—	(6,457,703)	(6,457,703)
Balance – March 31, 2021	1,647,287	$12,601,744	23,067,517	$2,306	$110,903,949	$(104,727)	$(63,637,228)	$59,766,044

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,952,893)	$(6,457,703)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in losses of investment	—	3,782
Bad debt	174,794	(10,516)
Stock-based compensation expense	304,237	503,379
Amortization of deferred contract cost	113,251	118,519
Non-cash interest expense	—	769,773
Depreciation and amortization	1,993,391	1,052,882
Foreign currency loss (gain)	5,596	(18,801)
Impairment of long-lived assets	15,478,521	—
Change in fair value of convertible notes	1,433,000	1,991,272
Change in fair value of derivative liability	(18,051)	175,996
Changes in operating assets and liabilities:
Accounts receivable	(1,335,939)	(177,832)
Prepaid expenses and other current assets	178,869	236,339
Accounts payable and accrued liabilities	445,969	152,455
Deferred tax liabilities	(110,107)	—
Deferred revenue	(296,032)	286,637
Net cash used in operating activities	(3,585,394)	(1,373,818)
Cash flows from investing activities:
Developed software additions	(647,022)	(704,637)
Net cash used in investing activities	(647,022)	(704,637)
Cash flows from financing activities:
Value of shares withheld related to tax withholdings	(5,615)	(333,847)
Net cash used in financing activities	(5,615)	(333,847)
Effect of exchange rate changes on cash and restricted cash	(8,544)	(1,579)
Net change in cash and restricted cash	(4,246,575)	(2,413,881)
Cash and restricted cash - beginning of period	14,442,526	18,340,640
Cash and restricted cash - end of period	$10,195,951	$15,926,759
Cash paid for interest	$—	$—
Cash paid for taxes	5,210	—
Supplemental Disclosure of non-cash investing and financing activity:
Settlement of convertible notes in common stock	$3,300,000	$8,467,292
Conversion of exchangeable shares to common stock	18,620	7,803,475
Settlement of other liabilities in common stock	45,065	377,325
Stock-based compensation capitalized as software development	12,618	—
Vesting of restricted stock units	4	—
Capitalized software included in accrued expenses	1,114,108	—
Fixed asset purchases accrued or in accounts payable	24,614	—
Shares returned in connection with 365 Cannabis acquisition	940,000	—
365 Cannabis working capital funds released from accrued expenses	160,000	—
365 Cannabis working capital adjustment funds recorded in other current assets	400,000	—

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

Going Concern and Management's Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update No. 2014-15, or ASU No. 2014-15, the Company assesses going concern uncertainty in its consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to the Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, the Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent The Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the three months ended March 31, 2022 and March 31, 2021, we incurred a loss from operations of $20.6 million and $3.5 million, respectively, and used cash in operations of $3.6 million and $1.4 million, respectively. As of March 31, 2022, a working capital deficit of $15.1 million with $9.7 million in cash available to fund future operations.

 Management’s plan for the Company to continue as a going concern includes raising additional capital from our ATM program, subject to certain effects on the Senior Convertible Notes should we utilize the program, including resetting the conversion price of the Senior Convertible Notes should we raise more than $5 million under the ATM program and an increase of 10% in the amount payable on the monthly installment payments if they are paid in cash and we have used the ATM program in the 12 months prior to the installment date, settling our contingent consideration and Senior Convertible Notes in common stock rather than cash as it comes due, to the extent that this is permissible, and implementing certain cost cutting strategies throughout the organization, while continuing to seek to grow our customer base and realize synergies as we continue to integrate our recent acquisitions. If the Company is unable to raise sufficient additional funds through the ATM Program and make it's convertible debt payments in stock, it will have to develop and implement a plan to extend payables, reduce expenditures (including by laying off employees and reducing or eliminating the funding of certain business units and initiatives of the Company), or scale back our business plan until sufficient additional capital is raised through other equity or debt offerings to support further operations and satisfaction of the debt, and the Company may be subject to additional risks, including retention of key employees. Such offerings may include the issuance of shares of common stock, warrants to purchase common stock, preferred stock, convertible debt or other instruments that may dilute our current stockholders.  If we are required to raise additional capital as discussed above and if we cannot timely raise additional funds, we may also be unable to meet the financial covenants of the Senior Convertible Notes, which could result in an event of default under those instruments which could negatively impact the Company. See the risks detailed in our Form 10-K under “Item 1A. Risk Factors – Risks Relating to our Convertible Debt”.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. We will require additional financing in the second quarter of 2022 to meet our ongoing operational working capital requirements and continue to meet the financial covenants of the Senior Convertible Notes. As noted above, we plan to meet those requirements in part through the use of our ATM Facility, but there are no guarantees that the ATM Facility will permit us to raise sufficient cash to meet our ongoing requirements. We also assume that we will be able to pay our convertible debt in common stock rather than cash, however if at any point our stock price is below $2.00(which it is as of the date hereof),  the debt holders may request the payments in cash rather than stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. If we are unable to raise sufficient capital we may have to reduce operations which could significantly affect our results of operations. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of our debt, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information normally required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In management’s opinion, these condensed consolidated financial statements include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation of the results of operations for the interim periods presented. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

The condensed consolidated balance sheet as of and for the period ended December 31, 2021, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the period ended December 31, 2021, which were included in our report on Form 10-K filed on March 31, 2022.

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

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was $0.6 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the three months ended March 31, 2022 and 2021, one government client accounted for 12% and 12% of total revenues, respectively.  As of March 31, 2022, one government client accounted for 19% of net accounts receivable and as of December 31, 2021 two government clients accounted for 34% of net accounts receivable.

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

In the following table, we disclose the combined gross balance of our fixed assets, capitalized software, and intangible assets by geographical location (in thousands):

	As of March 31, 2022	As of December 31, 2021
Long-lived assets:
United States	$33,793	$32,356
Canada	5,590	5,229
Total	$39,383	$37,585

Recent Accounting Pronouncements

ASU 2016-02

The Financial Accounting Standards Board, or the FASB, has issued new guidance related to the accounting for leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. We have adopted this new standard on January 1, 2022 and due to the immaterial impact of applying this standard to our limited assets subject to operating leases, there was no material impact to our results of operations.

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

ASU 2020-01

The FASB has issued guidance clarifying the interactions between various standards governing investments in equity securities. The new guidance addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for us for annual and interim periods beginning on January 1, 2022. We have adopted this new standard on January 1, 2022 and there was no material impact to our results of operations as a result.

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

ASU 2021-04

On May 3, 2021, FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. We have adopted this new standard on January 1, 2022 and there was no material impact to our results of operations as a result.

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

Note 3 – Revenue

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

Software Revenue. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, Ample, Trellis, Viridian, 365 Cannabis, and our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. For our SMB customers, software contracts are generally annual contracts paid monthly in advance of service and typically cancellable upon 30 days’ notice after the end of the contract period. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Our enterprise contracts are typically multi-year contracts paid monthly in advance of services and are generally cancellable with at least a month's notice before the end of the contract period. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When a collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized ratably over the expected term of the contract, including expected renewals.

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

Deferred Revenue. Deferred revenue consists of payments received in advance of revenue recognition from subscription, implementation and consulting services. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, contract duration, and invoice frequency. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as deferred revenue, which is a current liability on the accompanying consolidated balance sheets.

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

The following table summarizes our revenue disaggregation of enterprise offerings and non-enterprise offerings for the following periods (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Enterprise	$3,035	$—
Non-enterprise	3,916	4,014
	$6,951	$4,014

	For the Three Months Ended March 31,
	2022	2021
United States	$4,989	$2,659
Canada	1,962	1,355
	$6,951	$4,014

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

Transaction Price Allocated to Future Performance Obligation

ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As many of the contracts the Company has entered into with customers are for a twelve-month subscription term, a significant portion of performance obligations that have not yet been satisfied as of March 31, 2022 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $15.1 million as of March 31, 2022, of which $8.4 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one to three years. Deferred revenue is included in the accompanying consolidated balance sheets under Total current liabilities, net of any long-term portion that is included in Other long-term liabilities.

The following table summarizes deferred revenue activity for the three months ended March 31, 2022 (in thousands):

	As of December 31, 2021	Net additions	Revenue recognized	As of March 31, 2022
Deferred revenue	$4,126	6,069	(6,339)	$3,856

Of the $7.0 million of revenue recognized in the three months ended March 31, 2022, $2.4 million was included in deferred revenue at December 31, 2021.

Costs to Obtain Contracts

In accordance with ASC 606, we capitalize sales commissions that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as Prepaid expenses and other current assets. Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which we have determined to be one to three years based on the estimated customer relationship period.

The following table summarizes deferred contract cost activity for the three months ended March 31, 2022 (in thousand):

	As of December 31, 2021	Additions	Amortized costs (1)	As of March 31, 2022
Deferred contract costs	$301	112	(113)	$300

(1) Includes contract costs amortized to sales and marketing expense during the period.

Note 4 – Significant Transactions

2021 Transactions

Viridian Sciences

On April 1, 2021, we completed the acquisition of Viridian Sciences Inc. (“Viridian”), a cannabis business management software provider that is built on SAP Business One. We acquired Viridian in exchange for 1.0 million shares of our common stock valued at $6.0 million. In addition to the stock consideration, the agreement provides for contingent consideration of up to $1.0 million, payable in additional common stock, if Viridian meets certain revenue criteria. We finalized our purchase price accounting during the three months ended March 31, 2022 and there were no changes to the previously disclosed purchase price accounting.

365 Cannabis

On October 1, 2021, we acquired all the issued and outstanding shares of 365 Cannabis. Under the terms of the Agreement, the aggregate consideration for the 365 Cannabis shares consisted of an initial purchase price of (1) $5,000,000 in cash, (2) $12,000,000 in stock, which was to be settled by issuing 3.6 million shares of our common stock, and (3) contingent value rights to be issued pursuant to a rights indenture entitling the holders thereof to receive, subject to certain adjustments as set forth in the Agreement, an aggregate of up to $8,000,000 in stock, in the event that 365 Cannabis achieves certain revenue targets as specified in the Agreement. These rights are accounted for as contingent consideration and are currently recorded at preliminary fair value which will be updated upon finalization of purchase accounting.

We reached a working capital settlement agreement during the three months ended March 31, 2022 in the amount of $1.5 million. As a result of this post-close adjustment, the 365 Cannabis purchase price was reduced by $1.5 million during the first quarter of 2022. This was recorded as follows: 1) a receivable of $400,000 was booked in other current assets in our condensed consolidated balance sheet as of March 31, 2022 and was received subsequent to March 31, 2022, 2) a reduction of $160,000 was made to the working capital accrual that was booked as of December 31, 2021, and 3) 279,762 shares worth $940,000 that were held in escrow were released back to Akerna to cover the remainder of the working capital adjustment. The updated consideration transferred is reflected in the table below (in thousands):

Preliminary Fair Value
Shares issued	$11,060
Cash	4,982
Contingent consideration	6,300
Total preliminary fair value of consideration transferred	$22,342

The opening balance sheet presented below reflects our updated purchase price allocation, summarizing the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Cash	$527
Accounts receivable	486
Prepaid expenses and other current asset	261
Fixed Assets	93
Non-compete agreement	80
Acquired technology	1,040
Customer relationships	13,810
Acquired trade name	270
Goodwill	12,543
Accounts payable and accrued expenses	(826)
Deferred tax liabilities	(2,642)
Deferred revenue	(3,300)
Net assets acquired	$22,342
15

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

Pro Forma Financial Information

The following unaudited pro forma consolidated operating results give effect to the Viridian and 365 Cannabis acquisitions, as if they had been completed as of January 1, 2020 (in thousands):

Three Months Ended March 31,
2021
Revenue	$7,407
Net loss	$(6,574)

The pro forma financial information for the period presented above has been calculated after adjusting the results of Viridian and 365 Cannabis to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the periods indicated above as well as direct acquisition costs. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the years indicated above.

Special Voting Preferred Stock and Exchangeable Shares

In connection with the Ample acquisition, which was completed on July 7, 2020, we entered into agreements with our wholly-owned subsidiary and the Ample shareholder representative that resulted in the issuance of a single share of our special voting preferred stock, for the purpose of ensuring that each Exchangeable Share is substantially the economic and voting equivalent of a share of Akerna common stock, and, following the registration of the Akerna shares issuable upon exchange of the Exchangeable Shares under the Securities Act of 1933, ensuring that each Exchangeable Share is exchangeable on a one-for-one basis for a share of Akerna common stock, subject to certain limitations. As a result of these agreements and the issuance of the special voting preferred stock, each holder of Exchangeable Shares effectively has the ability to cast votes along with holders of Akerna common stock. Additionally, these agreements grant exchange rights to the holders of exchangeable shares upon the event of our liquidation, dissolution or winding up.

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

During the three months ended March 31, 2022, several Ample shareholders exchanged a total of 2,434 exchangeable shares with a value of $18,620 for the same number of shares of Akerna common stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of March 31, 2022, there were a total of 306,852 exchangeable shares issued and outstanding.

Note 5 - Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2022	2021
Software and technology	$723,513	$687,740
Professional services, dues and subscriptions	284,333	546,126
Insurance	143,355	264,097
Deferred contract costs	254,771	260,899
Unbilled receivables	547,675	506,984
Other	538,442	117,918
Total prepaid expenses and other current assets	$2,492,089	$2,383,764

Accounts payable, accrued expenses, and other accrued liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2022	2021
Accounts payable	$3,065,862	$1,943,457
Professional fees	230,127	319,590
Sales taxes	422,580	360,361
Compensation	1,217,392	1,123,467
Contractors	1,158,447	1,288,730
Settlements and legal	1,189,561	681,045
Other	179,372	346,870
Total accounts payable, accrued expenses, and other accrued liabilities	$7,463,341	$6,063,520

Note 6- Fair Value

Fair Value Option Election – Convertible Notes

We issued convertible notes with a principal amount of $17.0 million at a purchase price of $15.0 million (the "2020 Notes") on June 9, 2020. The 2020 Notes were paid in full on October 5, 2021 and were replaced by convertible notes of $20.0 million at a purchase price of $18.0 million (the "2021 Notes") on the same date. We elected to account for both the 2020 Notes and the 2021 Notes using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument-specific credit risk is recorded in other comprehensive income as a component of equity. The remaining estimated fair value adjustment is presented as a single line item within other (expense) income in our condensed consolidated statement of operations under the caption, change in fair value of convertible notes.

For the 2020 Note and 2021 Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the three months ended March 31, 2022 and three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Fair value balance at beginning of period	$17,305,000	$13,398,000
Payments on Convertible Notes	(3,300,000)	(7,697,727)
Change in fair value reported in the statements of operations	1,433,000	1,991,272
Change in fair value reported in other comprehensive loss	(101,000)	13,000
Fair value balance at end of period	$15,337,000	$7,704,545

The estimated fair value of the Convertible Notes as of March 31, 2022 and December 31, 2021, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP. The unobservable inputs utilized for measuring the fair value of the Convertible Notes reflect our assumptions about the assumptions that market participants would use in valuing the Convertible Notes as of the issuance date and subsequent reporting period.

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	March 31, 2022	December 31, 2021
Face value principal payable	$16,700,000	$20,000,000
Original conversion price	$4.05	$4.05
Value of Common Stock	$1.14	$1.75
Expected term (years)	2.5	2.8
Volatility	79%	75%
Market yield	40.2%	37.1%
Risk free rate	2.4%	1%
Issue date	October 5, 2021	October 5, 2021
Maturity date	October 5, 2024	October 5, 2024

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

For the Private Warrants classified as derivative liabilities, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Fair value balance at beginning of period	$63,178	$311,376
Change in fair value reported in the statements of operations	(18,051)	175,996
Fair value balance at end of period	$45,127	$487,372

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

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	March 31, 2022	December 31, 2021
Number of Private Warrants	225,635	225,635
Original conversion price	$11.50	$11.50
Value of Common Stock	$1.14	$1.75
Expected term (years)	2.21	2.46
Volatility	114.4%	93.9%
Risk free rate	2.3%	0.8%

Note 7 - Commitments and Contingencies

Litigation

On December 4, 2020, TechMagic USA LLC filed suit against our wholly-owned subsidiary, Solo, in Massachusetts Superior Court, Department Business Litigation, seeking recovery of up to approximately $1.07 million for unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 by and between TechMagic and Solo. The invoices set forth services that TechMagic USA LLC purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and November 2020 totaling approximately $787,000. The suit seeks continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties dispute the effective date of the termination. Solo disputes the validity of the invoices, in whole or in part, and intends to defend the suit vigorously. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of less than 5% of our issued and outstanding shares of common stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC. As of December 31, 2021 and March 31, 2022, we recognized a loss contingency of $0.5 million.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and our wholly-owned subsidiary, MJ Freeway, LLC, in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2 million for services allegedly provided pursuant to a Subcontractor Agreement between MJ Freeway and TreCom. MJ Freeway provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJ Freeway disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. As of December 31, 2021 and March 31, 2022, we recognized a loss contingency of $0.2 million.

On May 21, 2021, our wholly-owned subsidiary, Solo, filed suit against two of Solo’s former directors, Ashesh Shah and Palle Pedersen.  Solo seeks recovery for Mr. Shah’s intentional interference with contractual relations, and the defendants’ breaches of various fiduciary duties owed to Solo.  Defendant Shah engaged in improper communications with Solo’s customers with the intent that those customers cease their contractual relations with Solo.  The defendants also entered into an improper contract with a contractual counter party that the defendants had a conflict of interest with. The defendants have filed a motion to dismiss, which the court found unpersuasive and denied. Defendants have not asserted any counterclaims, and we therefore have not recognized a loss contingency.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2022, and through the date these consolidated financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the consolidated financial statements.

Operating Leases

During the three months ended March 31, 2022, we began negotiations to terminate the 365 Cannabis office lease in Las Vegas, Nevada. We booked a liability and lease termination expense of $564,234 which is management’s best estimate of the costs to exit our existing lease. The lease termination expense is included within the General and Administrative expense line item on the condensed consolidated statement of operations.

Note 8 - Loss Per Share

During the three months ended March 31, 2022 and 2021, we used the two-class method to compute net loss per share because we issued securities other than common stock that is economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna common stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interest in Ample. The two-class method requires earnings for the period to be allocated between common stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

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

The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	As of March 31,
	2022	2021
Shares issuable upon exchange of Exchangeable Shares	306,852	1,647,287
Shares of common stock issuable upon conversion of Convertible Notes	12,370,370	612,609
Warrants	5,813,804	5,813,804
Unvested restricted stock units	627,840	664,258
Unvested restricted stock awards	6,679	33,062
Total	19,125,545	8,771,020

Note 9 - Goodwill and Intangible Assets, net

Impairment

               Based on our qualitative assessment of goodwill, we determined it was necessary to perform a quantitative valuation of goodwill as of March 31, 2022. Unchanged from the year ended December 31, 2021, we determined there were two reporting units: the enterprise reporting unit which is comprised of the enterprise software offerings and the non-enterprise reporting unit which is comprised of the non-enterprise software offerings. The valuation of our goodwill was determined with the assistance of an independent valuation firm using the income approach (discounted cash flows method) and the market approach (guideline public company method). Our significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the discount rate, the implied control premium, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. The Company also uses the Guideline Public Company Method, a form of the market approach (utilizing Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, we believe the current assumptions and estimates utilized are both reasonable and appropriate.

Enterprise Reporting Unit

          For the three months ended March 31, 2022, no impairment to goodwill was recorded for our enterprise reporting unit as the fair value exceeded the carrying value as of March 31, 2022. To perform our analysis, we applied a 50% weighting to the market approach and 50% weighted to the income approach.

Non-Enterprise Reporting Unit

            For the three months ended March 31, 2022, primarily due to a continued decline in market valuation from December 31, 2021, we recorded an impairment expense of $15.5 million related to our non-enterprise reporting unit. To perform our analysis, we applied a 25% weighting to the income approach and a 75% weighting to the market approach.

Finite-lived Intangible Assets, Net

We performed a two step impairment test for the asset groups that had indicators of impairment during the three months ended March 31, 2022 under ASC 360 and as a result of this analysis we did not identify any impairment.

Note 10- Income Taxes

The Company's effective tax rate was 0.45% and 0.00% for the three months ended March 31, 2022 and 2021, respectively. Differences between the statutory rate and the Company's effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses. The Company's effective tax rate is impacted by activity related to deferred tax liabilities, resulting primarily from the acquisition of 365 Cannabis, which cannot be considered as a source of future taxable income available to utilize recorded deferred tax assets based on the Company's scheduling and the 80% limit on the utilization of net operating loss carry forwards under current US tax law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP").

Akerna Corp., herein referred to as “we”, “us”, “our” or “Akerna”, through our wholly-owned subsidiaries MJ Freeway, LLC, Trellis Solutions, Inc., Ample Organics, Inc., solo sciences, inc., Viridian Sciences Inc., and The NAV People, Inc. d.b.a. 365 Cannabis.

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

●

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2022, under Part I, Item 1A, “Risk Factors.”

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

Business Overview

Akerna is a leading provider of software solutions within the cannabis industry. Cannabis businesses face significant complexity due to the stringent regulations and restrictions that shift based on regional, state, and national governing bodies. As the first to market more than ten years ago, Akerna’s family of software platforms help to enable regulatory compliance and inventory management across the entire supply chain. When the legal cannabis market started to grow, we identified a need for organic material tracking and regulatory compliance software as a service (SaaS) solution customized specifically for the unique needs of the industry. By providing an integrated ecosystem of applications and services that help our clients enable compliance, regulation, consumer safety and taxation, Akerna is building the technology backbone of the cannabis industry. While designed specifically for the unique needs of the cannabis market, our solutions are adaptable for other industries requiring government regulatory oversight, or where the tracking of organic materials from seed or plant to end products is desired.

Executing upon our expansion strategy, we acquire complementary software brands that service the cannabis industry to grow the scope of Akerna’s cannabis ecosystem. Since 2019, we have integrated six new brands into the Akerna product and service offering. Our first acquisition, Solo Sciences ("Solo"), was initiated in the fall of 2019, with the full acquisition completed in July 2020. We added Trellis Solutions ("Trellis") to our portfolio on April 10, 2020 and finalized the acquisition of Ample Organics ("Ample") and Last Call Analytics ("Last Call") on July 7, 2020. On April 1, 2021 we completed our acquisition of Viridian Sciences Inc. ("Viridian"), a cannabis business management software system built on SAP Business One, followed by the acquisition of The NAV People, Inc. d.b.a 365 Cannabis ("365 Cannabis"), a cannabis business management software system built on Microsoft Business Central, on October 1, 2021. Through our growing family of companies, Akerna provides highly versatile platforms that equip our clients with a central data management system for tracking regulated products. Our solutions also provide clients with integrated security, transparency, and scalability capabilities, all while helping maintaining compliance with their governing regulations.

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

We drive revenue growth through the development of our product line, our acquisitions and from continued expansion of our software and consulting offerings within the cannabis, hemp, and cannabidiol ("CBD") industry. Businesses across the regulated cannabis industry use our solutions. The brand recognition of our existing products, our ability to provide services in all areas of the seed-to-sale life cycle, and our wealth of relevant experience attracts cultivation, manufacturing, and dispensary clients who are seeking comprehensive business optimization solutions. Our software solutions are designed to be scalable, and while mid-market and smaller customers have historically been our primary target segment, we are focused on extending our customer reach to address the needs of the emerging enterprise level operator. We believe these larger multi-state/multi-vertical operations represent significant long-term future growth opportunities as the cannabis industry continues to consolidate at a rapid rate. The sophistication of our platform accommodates the complexities of both multi-vertical and multi-state business needs, making us critical partners and allowing us to cultivate long-term, successful relationships with our clients.

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

Financial Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 94% and 95% of our revenue for the three months ended March 31, 2022 and 2021, respectively.  Revenue from consulting services comprised approximately 6% and 4% of our revenue for three months ended March 31, 2022 and 2021, respectively.

Software. Our software is solutioned for our key markets, small and medium-sized ("SMB") and enterprise customers. Our SMB customers become a natural funnel for our larger, more robust enterprise offerings built on SAP and Microsoft. In either market, software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform, Ample, Trellis, Viridian, and 365 Cannabis, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. Software contracts are generally quarterly, annual, or three-year long contracts paid monthly, quarterly, or annually in advance of service and cancellable upon 30 or 90 days’ notice, although we do have many multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

Consulting. Consulting services revenue is generated by providing solutions for operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses. Accordingly, we expect our consulting services to grow over time as more states emerge with legalization reforms.

Other Revenue. Our other revenue is derived primarily from point-of-sale hardware.

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

Total Other (Expense) Income, Net

  Total other (expense) income, net consists of interest income on cash and cash equivalents, interest expense on our debt, quarterly remeasurement of the fair value of our convertible notes and derivative liability, foreign currency gains and losses, and other non-operating gains and losses.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Since the date of the Annual Report, there have been no material changes to our critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

	Three Months Ended March 31,		Change
	2022	2021	Period over Period
Revenues:
Software	$6,508,513	$3,795,153	$2,713,360	71%
Consulting	427,009	172,747	254,262	147%
Other	15,319	46,124	(30,805)	(67)%
Total revenue	6,950,841	4,014,024	2,936,817	73%

Cost of revenues	2,203,671	1,454,167	749,504	52%
Gross profit	4,747,170	2,559,857	2,187,313	85%
Gross profit margin	68%	64%

Operating expenses:
Product development:	2,105,361	1,424,100	681,261	48%
Sales and marketing	3,236,113	1,735,915	1,500,198	86%
General and administrative	2,570,432	1,852,962	717,470	39%
Depreciation and amortization	1,993,391	1,052,883	940,508	89%
Impairment of long-lived assets	15,478,521	—	15,478,521	nm
Total operating expenses	25,383,818	6,065,860	19,317,958	318%

Loss from operations	$(20,636,648)	$(3,506,003)	$(17,130,645)	489%

nm – percentage change not meaningful

Revenue

Software Revenue

Total software revenue increased to $6.5 million for the three months ended March 31, 2022 from $3.8 million for the three months ended March 31, 2021, for an increase of $2.7 million, or 71%. Software revenue related to our enterprise offerings, Viridian and 365 Cannabis, for the three months ended March 31, 2022 were $3.0 million, compared to $0 for the three months ended March 31, 2021 and software revenue related to our non-enterprise offerings, which include MJ Platform, Ample, Trellis, Solo, and Leaf Data Systems, were $3.2 million for the three months ended March 31, 2022 compared to $3.4 million for the three months ended March 31, 2021. There was also a slight decrease in partnership and data revenue which was $0.2 million for the three months ended March 31, 2022 compared to $0.4 million during the same period in the prior year. Software revenue accounted for 94% and 95% of total revenue for the three months ended March 31, 2022 and 2021, respectively. As indicated above, increase in software revenue during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was attributable to revenue generated from our enterprise offerings.

Consulting Revenue

Consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $0.4 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021, an increase of $0.2 million, or 147%. Consulting revenue was 6% and 4% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity and the ongoing pandemic as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware. Other revenue was less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Table of Contents

Cost of Revenue

Our cost of revenue was $2.2 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021, an increase of $0.7 million, or 52%. Total cost of revenue increased primarily as a result of an increase in hosting expenses of $0.3 million and fees for SAP and Microsoft licenses in the amount of $0.5 million related to our acquisitions of Viridian and 365 Cannabis.

Gross Profit

Gross profit was $4.7 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021, an increase of $2.2 million or 86%. Gross profit margin also increased from 64% for the three months ended March 31, 2021 to 68% for the three months ended March 31, 2022. This improvement in gross margin was primarily due to operating synergies realized from our acquired assets, our ongoing initiatives to drive operating effectiveness, and acquiring additional business-to-business customers, that have a higher gross margin.

Operating Expenses

Product Development

Product development expense was $2.1 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021, an increase of $0.7 million, or 48%. Product development expense increased primarily due the Viridian and 365 Cannabis acquisitions, which resulted in a $0.6 million increase in salary-related and contractor expenses for the three months ended March 31, 2022 compared to the same period in the prior year.

Sales and Marketing

Sales and marketing expense was $3.2 million for the three months ended March 31, 2022, compared to $1.7 million for the three months ended March 31, 2021, an increase of $1.5 million, or 86%. The increase in sales and marketing expense is primarily related to the acquisitions of Viridian and 365 Cannabis which resulted in an increase of $1.6 million in salary-related and contractor expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

General and Administrative

General and administrative expense was $2.6 million for the three months ended March 31, 2022, compared to $1.9 million for the three months ended March 31, 2021, an increase of 0.7 million, or 39%. The increase in general and administrative expense is primarily related to the termination of our Las Vegas office space during the three months ended March 31, 2022, which resulted in a restructuring charge of $0.5 million. There was also an increase of $0.1 million in salary-related and contractor expenses as well as bad debt expense of $0.2 million for the three months ended March 31, 2022 compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.0 million for the three months ended March 31, 2022 from $1.1 million for the three months ended March 31, 2021, an increase of $0.9 million, or 89%. The increase in amortization expense is primarily attributable to the acquired intangible assets from our Viridian and 365 Cannabis acquisitions in the amount of $0.6 million, which both occurred after March 31, 2021, as well as an increase in capitalized software in the amount of $0.4 million.

Impairment of long-lived assets

Due to a continued decline in market conditions from December 31, 2021 to March 31, 2022, we recorded an impairment charge of $15.5 million on our non-enterprise reporting unit during the three months ended March 31, 2022, compared to no impairment charge for the three months ended March 31, 2021 (see Note 9 – Goodwill and Intangible Assets, Net to the consolidated financial statements for further discussion on the impairments recorded).

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

We define EBITDA as net loss before interest income and expense, changes in fair value of convertible notes, changes in fair value of derivative liabilities, provision for income taxes, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	impairment of long-lived assets, as this is a non-cash, non-recurring item, which effects the comparability of results of operations and liquidity;
●	stock-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations and mergers that are required to be expensed as incurred in accordance with GAAP, because business combination and merger related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with non-recurring financing, including fees incurred as a direct result of electing the fair value option to account for our debt instruments;
●	restructuring charges, which includes costs to terminate a lease and the related write-off of leasehold improvements and furniture, as we believe these costs are not representative of operating performance;
●	gain on forgiveness of PPP loan, as this is a one-time forgiveness of debt that is not recurring across all periods and we believe inclusion of the gain is not representative of operating performance;
●	equity in losses of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years;
●	changes in the fair value of contingent consideration because these adjustments are not recurring across all periods and we believe these costs are not representative of operating performance; and
●	other non-operating expenses which includes items such as a one-time gain on debt extinguishment and one-time loss on disposal of fixed assets, which effects the comparability of results of operations and liquidity.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(21,952,893)	$(6,457,703)
Adjustments:
Interest expense (income)	740	774,380
Change in fair value of convertible notes	1,433,000	1,991,272
Change in fair value of derivative liability	(18,051)	175,996
Income tax expense	(99,444)	6,270
Depreciation and amortization	1,993,391	1,052,883
EBITDA	$(18,643,257)	$(2,456,902)
Impairment of long-lived assets	15,478,521	—
Stock-based compensation expense	312,925	503,379
Business combination and merger related costs (income)	(637)	43,991
Non-recurring financing fees	27,954	17,884
Restructuring charges	564,234	47,187
Equity in losses of investee	—	3,782
Adjusted EBITDA	$(2,260,260)	$(1,840,679)

 Going Concern and Management's Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update No. 2014-15, or ASU No. 2014-15, the Company assesses going concern uncertainty in its consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to the Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, The Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent the Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception we have incurred recurring operating losses, used cash from operations, and relied on capital raising transactions to continue ongoing operations. During the three months ended March 31, 2022 and March 31, 2021, we incurred a loss from operations of $20.6 million and $3.5 million, respectively, and used cash in operations of $3.6 million and $1.4 million, respectively. As of March 31, 2022, a working capital deficit of $15.1 million with $9.7 million in cash available to fund future operations.

Management’s plan for the Company to continue as a going concern includes raising additional capital from our ATM program, subject to certain effects on the Senior Convertible Notes should we utilize the program, including resetting the conversion price of the Senior Convertible Notes should we raise more than $5 million under the ATM program and an increase of 10% in the amount payable on the monthly installment payments if they are paid in cash and we have used the ATM program in the 12 months prior to the installment date, settling our contingent consideration and Senior Convertible Notes in common stock rather than cash as it comes due, to the extent that this is permissible, and implementing certain cost cutting strategies throughout the organization, while continuing to seek to grow our customer base and realize synergies as we continue to integrate our recent acquisitions. If the Company is unable to raise sufficient additional funds through the ATM Program and make it's convertible debt payments in stock, it will have to develop and implement a plan to extend payables, reduce expenditures (including by laying off employees and reducing or eliminating the funding of certain business units and initiatives of the Company), or scale back our business plan until sufficient additional capital is raised through other equity or debt offerings to support further operations and satisfaction of the debt, and the Company may be subject to additional risks, including retention of key employees. Such offerings may include the issuance of shares of common stock, warrants to purchase common stock, preferred stock, convertible debt or other instruments that may dilute our current stockholders. If we are required to raise additional capital as discussed above and if we cannot timely raise additional funds, we may also be unable to meet the financial covenants of the Senior Convertible Notes, which could result in an event of default under those instruments which could negatively impact the Company. See the risks detailed in our Form 10-K under “Item 1A. Risk Factors – Risks Relating to our Convertible Debt”.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. We will require additional financing in the second quarter of 2022 to meet our ongoing operational working capital requirements and continue to meet the financial covenants of the Senior Convertible Notes. As noted above, we plan to meet those requirements in part through the use of our ATM Facility, but there are no guarantees that the ATM Facility will permit us to raise sufficient cash to meet our ongoing requirements. We also assume that we will be able to pay our convertible debt in common stock rather than cash, however if at any point our stock price is below $2.00 (which it is as of the date hereof), the debt holders may request the payments in cash rather than stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. If we are unable to raise sufficient capital we may have to reduce operations which could significantly affect our results of operations. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of our debt, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

Our cash and restricted cash balance was $10.2 million as of March 31, 2022. Cash flow information is as follows:

	Three Months Ended March 31,
	2022	2021
Cash (used in) provided by:
Operating activities	$(3,585,394)	$(1,373,818)
Investing activities	(647,022)	(704,637)
Financing activities	(5,615)	(333,847)
Effect of change in exchange rates on cash and restricted cash	(8,544)	(1,579)
Net decrease in cash and restricted cash	$(4,246,575)	$(2,413,881)

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

Net cash used in operating activities increased to $3.6 million during the three months ended March 31, 2022, from $1.4 million during the three months ended March 31, 2021, an increase of $2.2 million. For the three months ended March 31, 2022, cash was consumed from operations by a net loss of $22.0 million, less non-cash items of $19.5 million and a net change in assets and liabilities of $1.1 million. For the three months ended March 31, 2021, cash was consumed from operations by a net loss of $6.5 million, less non-cash items of $4.6 million and a net change in assets and liabilities of $0.5 million.

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

Net cash used in investing activities totaled $0.6 million during the three months ended March 31, 2022, as a result of cash outflows for the development of our software products. Net cash used by investing activities during the three months ended March 31, 2021, was $0.7 million which was also related to our software development.

Financing Activities

Our financing activities have consisted primarily of proceeds from issuance of our common stock, issuances of convertible debt and proceeds from the exercise of warrants.

Net cash used in financing activities totaled less than $0.1 million during the three months ended March 31, 2022 and $0.3 million for the three months ended March 31, 2021. During both periods the cash used in financing activities was related to the value of shares withhold for tax withholdings.

Contractual Obligations

For information concerning our contingent consideration, convertible debt, and operating lease obligations, see Notes 4, 6, and 7, respectively, to our condensed consolidated financial statements.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2022 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Remediation Efforts

We are in the process of executing our remediation plans to address the material weaknesses described above. As of March 31, 2022, we have:

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

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 7 to our condensed consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2022, the Company’s board of directors approved the issuance of 30,000 shares of our common stock to service providers in relation to providing investor relations services to the Company. The shares were approved for issuance in consideration for the services to be provided by such service providers. The shares have not been issued as of the date of this report. The shares are to be issued pursuant to Section 4(a)(2) of the Securities Act on the basis of the representations and warranties of the service providers in their service contracts.

From March 31, 2022 through to the date of this report, we issued 751,686 shares of our common stock to the holders of Akerna’s convertible notes upon conversion of installment amounts due under the terms of the notes. The shares were issued upon conversion of the installment amounts under the notes to the holders of the notes pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) thereof.

During the quarter ended March 31, 2022, the Company did not repurchase any of its Common Shares.

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
101

XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Jessica Billingsley, Chief Executive Officer and Director (Principal Executive Officer)

May 13, 2022

By:	/s/ John Fowle
John Fowle, Chief Financial Officer (Principal Financial and Accounting Officer)

May 13, 2022
39