Form 10-Q
period 2022-06-30
Akerna Corp.
filed 2022-08-12
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 80,285,241 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.
 Condensed Consolidated Balance Sheets
  (unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$5,124,553	$13,934,265
Restricted cash	8,261	508,261
Accounts receivable, net	1,882,084	1,403,774
Prepaid expenses and other current assets	2,155,446	2,383,764
Total current assets	9,170,344	18,230,064

Fixed assets, net	143,026	153,151
Investment, net	226,101	226,101
Capitalized software, net	6,898,876	7,311,676
Intangible assets, net	17,640,833	21,609,794
Goodwill	9,080,177	46,942,681
Other noncurrent assets	9,700	9,700
Total assets	$43,169,057	$94,483,167

Liabilities and Equity

Current liabilities:
Accounts payable, accrued expenses and other accrued liabilities	$7,050,679	$6,063,520
Contingent consideration payable	6,300,000	6,300,000
Current portion of deferred revenue	2,403,512	3,543,819
Current portion of long-term debt	6,600,000	13,200,000
Derivative liability	11,282	63,178
Total current liabilities	22,365,473	29,170,517

Long-term portion of deferred revenue	602,086	582,676
Long-term debt, less current portion	6,788,000	4,105,000
Deferred income tax liabilities	468,486	675,291
Total liabilities	30,224,045	34,533,484

Commitments and contingencies (Note 7)
	—	—
Equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of June 30, 2022 and December 31, 2021, with $1 preference in liquidation; exchangeable shares, no par value, 291,192 and 309,286 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively	2,227,619	2,366,038
Common stock, par value $0.0001; 75,000,000 shares authorized, 36,826,733 and 31,001,884 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,680	3,100
Additional paid-in capital	150,438,437	146,027,258
Accumulated other comprehensive income	302,352	61,523
Accumulated deficit	(140,027,076)	(88,508,236)
Total equity	12,945,012	59,949,683
Total liabilities and equity	$43,169,057	$94,483,167

 The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Software	$5,920,929	$4,456,728	$12,429,442	$8,251,881
Consulting	115,300	410,884	542,309	583,631
Other revenue	49,652	39,275	64,971	85,399
Total revenue	6,085,881	4,906,887	13,036,722	8,920,911
Cost of revenue	1,835,977	1,914,380	4,039,648	3,368,547
Gross profit	4,249,904	2,992,507	8,997,074	5,552,364
Operating expenses:
Product development	1,761,428	1,527,258	3,866,789	2,951,358
Sales and marketing	3,185,318	1,826,143	6,421,431	3,562,058
General and administrative	2,419,109	4,375,981	4,989,541	6,228,943
Depreciation and amortization	1,982,833	1,314,132	3,976,224	2,367,015
Impairment of long-lived assets	24,122,066	—	39,600,587	—
Total operating expenses	33,470,754	9,043,514	58,854,572	15,109,374
Loss from operations	(29,220,850)	(6,051,007)	(49,857,498)	(9,557,010)
Other (expense) income:
Interest (expense) income, net	(212,984)	(163,125)	(213,724)	(937,505)
Change in fair value of convertible notes	(294,000)	(16,405)	(1,727,000)	(2,007,677)
Change in fair value of derivative liability	33,845	133,125	51,896	(42,871)
Other expense (income), net	—	243	—	243
Total other (expense) income	(473,139)	(46,162)	(1,888,828)	(2,987,810)

Net loss before income taxes and equity in losses of investee	(29,693,989)	(6,097,169)	(51,746,326)	(12,544,820)
Income tax (expense) benefit	128,042	(4,300)	227,486	(10,570)
Equity in losses of investee	—	(3,782)	—	(7,564)

Net loss	$(29,565,947)	$(6,105,251)	$(51,518,840)	$(12,562,954)

Basic and diluted weighted average common stock outstanding	35,477,788	24,530,169	33,694,681	23,375,981
Basic and diluted net loss per common share	$(0.83)	$(0.25)	$(1.53)	$(0.54)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(29,565,947)	$(6,105,251)	$(51,518,840)	$(12,562,954)
Other comprehensive (loss) income:
Foreign currency translation	10,629	2,183	(23,171)	1,953
Unrealized (loss) gain on convertible notes	163,000	(3,000)	264,000	(16,000)
Comprehensive loss	$(29,392,318)	$(6,106,068)	$(51,278,011)	$(12,577,001)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2022

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – January 1, 2022	309,286	$2,366,038	31,001,884	$3,100	$146,027,258	$61,523	$(88,508,236)	$59,949,683
Conversion of Exchangeable Shares to common stock	(2,434)	(18,620)	2,434	—	18,620	—	—	—
Settlement of convertible debt	—	—	3,396,842	340	3,299,660	—	—	3,300,000
Shares withheld for withholding taxes	—	—	(4,421)	—	(5,615)	—	—	(5,615)
Shares returned in connection with 365 Cannabis acquisition	—	—	(279,762)	(28)	(939,972)	—	—	(940,000)
Stock-based compensation	—	—	—	—	316,855	—	—	316,855
Restricted stock vesting	—	—	43,479	4	(4)	—	—	—
Liabilities settled with shares	—	—	14,632	1	45,065	—	—	45,066
Foreign currency translation adjustments	—	—	—	—	—	(33,800)	—	(33,800)
Unrealized (loss) gain on convertible notes	—	—	—	—	—	101,000	—	101,000
Net loss	—	—	—	—	—	—	(21,952,893)	(21,952,893)
Balance – March 31, 2022	306,852	$2,347,418	34,175,088	$3,417	$148,761,867	$128,723	$(110,461,129)	$40,780,296
Conversion of Exchangeable Shares to common stock	(15,660)	(119,799)	15,660	2	119,797	—	—	—
Settlement of convertible debt	—	—	751,686	75	625,425	—	—	625,500
Shares withheld for withholding taxes	—	—	(6,743)	—	(7,552)	—	—	(7,552)
Shares issued in connection with the ATM program	—	—	1,816,184	182	760,996	—	—	761,178
Stock-based compensation	—	—	—	—	148,444	—	—	148,444
Restricted stock vesting	—	—	60,226	3	24,997	—	—	25,000
Liabilities settled with shares	—	—	14,632	1	4,463	—	—	4,464
Foreign currency translation adjustments	—	—	—	—	—	10,629	—	10,629
Unrealized (loss) gain on convertible notes	—	—	—	—	—	163,000	—	163,000
Net loss	—	—	—	—	—	—	(29,565,947)	(29,565,947)
Balance – June 30, 2022	291,192	$2,227,619	36,826,733	$3,680	$150,438,437	$302,352	$(140,027,076)	$12,945,012

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2021

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance – January 1, 2021	2,667,349	$20,405,219	19,901,248	$1,990	$94,086,433	$(91,497)	$(57,179,525)	$57,222,620
Conversion of Exchangeable Shares to common stock	(1,020,062)	(7,803,475)	1,020,062	102	7,803,373	—	—	—
Settlement of convertible debt	—	—	2,080,140	208	8,467,292	—	—	8,467,500
Shares withheld for withholding taxes	—	—	(48,948)	(5)	(333,842)	—	—	(333,847)
Stock-based compensation	—	—	—	—	503,379	—	—	503,379
Settlement of liabilities with shares	—	—	101,705	10	377,315	—	—	377,325
Restricted stock vesting	—	—	13,978	1	(1)	—	—	—
Forfeitures of restricted shares	—	—	(668)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(230)	—	(230)
Unrealized (loss) gains on convertible notes	—	—	—	—	—	(13,000)	—	(13,000)
Net loss	—	—	—	—	—	—	(6,457,702)	(6,457,702)
Balance – March 31, 2021	1,647,287	$12,601,744	23,067,517	$2,306	$110,903,949	$(104,727)	$(63,637,227)	$59,766,045
Conversion of Exchangeable Shares to common stock	(607,914)	(4,650,541)	607,914	62	4,650,479	—	—	—
Settlement of convertible debt	—	—	543,355	54	1,729,090	—	—	1,729,144
Shares withheld for withholding taxes	—	—	1,000,000	100	6,001,900	—	—	6,002,000
Stock-based compensation	—	—	—	—	571,242	—	—	571,242
Settlement of liabilities with shares	—	—	—	—	—	—	—	—
Restricted stock vesting	—	—	114,321	11	(11)	—	—	—
Forfeitures of restricted shares	—	—	(668)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	2,183	—	2,183
Unrealized (loss) gains on convertible notes	—	—	—	—	—	(3,000)	—	(3,000)
Net loss	—	—	—	—	—	—	(6,105,251)	(6,105,251)
Balance – June 30, 2021	1,039,373	$7,951,203	25,332,439	$2,533	$123,856,649	$(105,544)	$(69,742,478)	$61,962,363

The accompanying notes are an integral part of these condensed consolidated financial statements

 AKERNA CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,518,840)	$(12,562,954)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in losses of investment	—	7,564
Bad debt expense	112,475	150,294
Stock-based compensation expense, net	477,681	1,074,621
Loss on write off of fixed assets	—	1,045,180
Impairments of long-lived assets	39,600,587	—
Amortization of deferred contract cost	205,408	242,110
Non-cash interest expense	60,500	926,968
Depreciation and amortization	3,976,224	2,367,014
Foreign currency loss (gain)	14,689	(17,344)
Change in fair value of convertible notes	1,727,000	2,007,677
Change in fair value of derivative liability	(51,896)	42,871
Changes in operating assets and liabilities:
Accounts receivable, net	(580,387)	286,118
Prepaid expenses and other current assets	23,530	(115,934)
Accounts payable, accrued expenses and other accrued liabilities	119,355	1,463,669
Deferred income tax liabilities	(206,805)	—
Deferred revenue	(1,146,966)	(633,052)
Net cash used in operating activities	(7,187,445)	(3,715,198)
Cash flows from investing activities:
Developed software additions	(1,737,120)	(2,004,609)
Fixed asset additions	(27,383)	—
Cash returned from business combination working capital settlement (Note 4)	400,000	—
Net cash used in investing activities	(1,364,503)	(2,004,609)
Cash flows from financing activities:
Value of shares withheld related to tax withholdings	(13,167)	(333,847)
Principal payments of convertible notes	(1,515,000)	—
Proceeds received from stock offering, net	761,178	—
Net cash used in financing activities	(766,989)	(333,847)
Effect of exchange rate changes on cash and restricted cash	9,225	(124)
Net change in cash and restricted cash	(9,309,712)	(6,053,778)
Cash and restricted cash - beginning of period	14,442,526	18,340,640
Cash and restricted cash - end of period	$5,132,814	$12,286,862
Cash paid for interest	$151,500	$50,854
Cash paid for income taxes	$19,466	$64,963
Supplemental disclosures of non-cash investing and financing activities:
Settlement of convertible notes in common stock	$3,925,500	$10,196,382
Conversion of exchangeable shares to common stock	138,419	12,453,853
Settlement of other liabilities in common stock	49,528	377,325
Stock-based compensation capitalized as software development	12,618	—
Vesting of restricted stock units	7	—
Capitalized software included in accrued expenses	1,045,299	—
Shares returned in connection with 365 Cannabis acquisition (Note 4)	940,000	—
365 Cannabis working capital reduction to accrued expenses (Note 4)	160,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business

Description of Business

Akerna Corp., herein referred to as we, us, our, the Company or Akerna, through our wholly-owned subsidiaries MJ Freeway, LLC, or MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc, the Company or Ample, solo sciences, inc., or Solo, Viridian Sciences Inc., or Viridian, and The NAV People, Inc. d.b.a. 365 Cannabis, or 365 Cannabis, provides enterprise software solutions that enable regulatory compliance and inventory management. Our proprietary, broad and growing suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, Trellis®, Ample, Viridian and 365 Cannabis to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Through Solo, we provide an innovative, next-generation solution for state and national governments to securely track product and waste throughout the supply chain with solo*TAG™. The integration of MJ Platform® and solo*CODE™ results in technology for consumers and brands that brings a consumer-facing mark designed to highlight the authenticity and signify transparency.

Our Viridian and 365 Cannabis offerings are considered enterprise offerings while all other solutions are considered non-enterprise offerings that meet the needs of our small and medium-sized business, or SMB, customers.

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

Going Concern and Management's Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is defined to as the “look-forward period” in ASU 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU 2014-15.

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception we have incurred recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. During the six months ended June 30, 2022 and June 30, 2021, we incurred losses from operations of $49.9 million and $9.6 million, respectively, and used cash in operating activities of $7.2 million and $3.7 million, respectively. As of June 30, 2022, we had a working capital deficit of $13.2 million with $5.1 million in cash available to fund future operations. Furthermore, on May 24, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC indicating that the bid price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market (the “Nasdaq Market”). The Notice has no immediate effect on the continued listing status of our Common Stock on the Nasdaq Market, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Notice, or until November 21, 2022, to regain compliance with the minimum closing bid requirement. These factors raise substantial doubt regarding the ability of  the Company to continue as a going concern.

 Management’s plan for the Company to continue as a going concern includes several initiatives and actions including those impacting our short and intermediate term financing, continuing costs, primarily labor and employee benefits, our working capital and the liquidity of our Common Stock. Certain of these initiatives and actions began during the quarter ended June 30, 2022 while others were initiated in July 2022.

The most significant components of our plan include the following: (i) realizing annualized cost savings associated with the corporate restructuring initiative (the “Restructuring”) that we announced in May 2022 which resulted in a reduction in workforce and related operating costs (see Note 4), (ii) entering into an amendment and waiver agreement to the securities purchase agreement associated with our 2021 Senior Convertible Notes (the “Senior Convertible Notes”) on June 30, 2022 (the “Convertible Notes Amendment”) which, among other factors, provides for a deferral of the required amortization payments due and payable from July 1, 2022 through January 1, 2023 (see Note 4), (iii) deploying for working capital needs of the net proceeds of approximately $2 million received from our offering of Common Stock and warrants (the “Unit Offering”) in a transaction that closed on July 5, 2022 (see Note 4), net of underwriting discounts and commissions and other offering expenses and after depositing $7 million of the proceeds into certain restricted cash accounts in accordance with the Convertible Notes Amendment, (iv) conservatively managing our working capital through disciplined cost-containment efforts and strategic management of our accounts receivable and accounts payable cycles (v) addressing the potential liquidity of our Common Stock in connection with the minimum listing requirements for the Nasdaq Market through a proposed 1-to-20 reverse stock split (the “Reverse Stock Split”) and (vi) continuing to seek to grow our customer base and realize synergies as we continue to integrate our recent acquisitions.

We anticipate the initiatives and actions described above will provide us with sufficient liquidity in order to operate our business in the normal course for the second half of 2022  until such time that the an earn-out payment associated with a 2021 acquisition is due in December 2022 (see Note 4), in part, to the fact that the debt service obligations associated with the Senior Convertible Notes for the first half of 2023 have effectively been substantially pre-funded with the amounts deposited into restricted accounts as required by the Convertible Notes Amendment. In the second half of 2022, we plan to continue to rigorously explore potential financing alternatives and other strategic options in addition to enhancing the liquidity of our Common Stock. In addition to and to the extent practical in the future, based on market conditions, we will consider incremental offerings of Common Stock through our previously authorized ATM Program; however, we do not consider this a viable alternative unless and until we are able to successfully address the minimum listing requirements of the Nasdaq Market with the proposed Reverse Stock Split. Through July 31, 2022, we have utilized $2.7 million of the total $25 million authorized by the ATM Program.

If we are unable to secure other potential financing alternatives or fail to execute any other strategic options to raise sufficient additional funds through the first half of 2023, including through the ATM Program, we will have to develop and implement more aggressive plans to address our liquidity needs and our ability to satisfy the scheduled maturity of our obligations under the Senior Convertible Notes. Such plans could include extending payables, further reductions of expenditures (including the termination of additional employees) and reducing or eliminating investments in and the funding of certain of our business units and initiatives, or otherwise substantially scale back our business plan until sufficient additional capital is raised through other equity or debt offerings. Such offerings may include the issuance of shares of common stock, warrants to purchase common stock, preferred stock, convertible debt or other instruments that may dilute our current stockholders. Accordingly, we may be subject to additional risks, including retention of key employees and limitations on the extension of credit by our vendors and other service providers. If we are required to raise additional capital as discussed above and if we cannot timely raise additional funds, we may be unable to meet the financial covenants of the Senior Convertible Notes, which could result in an event of default under those instruments which could adversely impact the Company. See the risks detailed in our Form 10-K under “Item 1A. Risk Factors – Risks Relating to our Convertible Debt”.

Our ability to continue as a going concern is dependent upon our ability to successfully execute the plans described above and attain profitable operations. Despite the comprehensive scope of our plans, the inherent risks associated with their successful execution are not sufficient to fully overcome substantial doubt about our ability to continue as a going concern for one year from the date of issuance of the consolidated financial statements. Accordingly, if we are unable to raise sufficient capital we may have to reduce operations which could significantly and adversely affect our results of operations. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of our debt, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information normally required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In management’s opinion, these condensed consolidated financial statements include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation of the results of operations for the interim periods presented. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

The condensed consolidated balance sheet as of and for the period ended December 31, 2021, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the period ended December 31, 2021, which were included in our report on Form 10-K filed on June 30, 2022.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Akerna and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events

Management has evaluated all of our activities through the issuance date of our condensed consolidated financial statements and has concluded that, with the exception of the issuance of common stock and warrants in an offering that closed on July 5, 2022, as disclosed in Note 4, no subsequent events have occurred that would require recognition in our condensed consolidated financial statements or disclosure in the notes thereto.

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was $0.7 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively.

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States and Canada. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the six months ended June 30, 2022 and 2021, one government client accounted for 11% and 11% of total revenues, respectively.  As of June 30, 2022, one government client accounted for 30% of net accounts receivable and as of December 31, 2021 two government clients accounted for 37% of net accounts receivable.

Segment Reporting

We operate our business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

In the following table, we disclose the combined gross balance of our fixed assets, capitalized software, and intangible assets by geographical location (in thousands):

	As of June 30, 2022	As of December 31, 2021
Long-lived assets:
United States	$28,231	$32,356
Canada	5,932	5,229
Total	$34,163	$37,585

Adoption of Recent Accounting Pronouncements

The FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which, together with related amendments to GAAP, represents ASC Topic 842, Leases (“ASC 842”). ASC 842 superseded all prior GAAP with respect to leases. ASC 842 established a right-of-use model which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. We adopted ASC 842 effective January 1, 2022 and due to the immaterial impact of applying this standard to our limited assets subject to operating leases, there was no material impact to our balance sheets and statements of operations.

The FASB issued ASU No. 2020-01, Clarifying the Interaction between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) which provides guidance clarifying interactions between various standards governing investments in equity securities. The guidance addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. We adopted ASU 2020-01 effective January 1, 2022 and there was no material impact to our balance sheets and statements of operations.

The FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which provides clarification and reduces diversity in practice with respect to an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. We adopted ASU 2021-04 effective January 1, 2022 and there was no material impact to our balance sheets and statements of operations.

Recent Accounting Pronouncements Pending Adoption

The FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which introduced a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses, or CECL. ASU 2016-13 requires and entity to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13, and subsequent amendments, is effective for us beginning on January 1, 2023. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

The FABS issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplified the accounting for convertible instruments. ASU 2020-06 eliminated certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, ASU 2020-06 eliminates certain of the conditions for equity classification for contracts in an entity's own equity. ASU 2020-06 also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effects of shares settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is required to be adopted by us beginning on January 1, 2023 and must be applied using either a modified or full retrospective approach. We are currently evaluating the impact ASU 2020-06 will have on our consolidated financial statements.

The FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Note 3 – Revenue

We recognize revenue when a customer obtains the benefit of promised services, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. In determining the amount of revenue to be recognized, we perform the following steps: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Software Revenue. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, Ample, Trellis, Viridian, 365 Cannabis, and our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. For our SMB customers, software contracts are generally annual contracts paid monthly in advance of service and typically cancellable upon 30 days’ notice after the end of the contract period. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Our enterprise contracts are typically multi-year contracts paid monthly in advance of services and are generally cancellable with at least one month's notice before the end of the contract period. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When a collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized ratably over the expected term of the contract, including expected renewals.

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

Other Revenue. Our other revenue is derived primarily from point-of-sale hardware and other non-recurring revenue. We recognize revenue as these products are delivered and title has transferred.

Cost of Revenue. Cost of revenue consists primarily of costs related to providing subscription and other services to our customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, security services, and other tools.

Deferred Revenue. Deferred revenue consists of payments received in advance of revenue recognition from subscription, implementation and consulting services. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, contract duration, and invoice frequency. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as deferred revenue, which is presented as a current liability while amounts that will be recognized in periods greater than twelve months in the future are recognized as a noncurrent liability on the accompanying consolidated balance sheets.

Disaggregation of Revenue

We derive the majority of our revenue from subscription fees paid for access to and usage of our “software as a service,” or SaaS, solutions for a specified period of time, typically one to three years. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Our contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of tour software at any time.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

The following tables summarizes our revenue disaggregation of enterprise offerings and non-enterprise offerings for the following periods (in thousands):

	Six Months Ended June 30,
	2022	2021
Enterprise	$5,898	$1,638
Non-enterprise	7,139	7,283
	$13,037	$8,921

	Six Months Ended June 30,
	2022	2021
United States	$9,243	$6,267
Canada	3,794	2,654
	$13,037	$8,921

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

Transaction Price Allocated to Future Performance Obligation

GAAP provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As many of the contracts the Company has entered into with customers are for a twelve-month subscription term, a significant portion of performance obligations that have not yet been satisfied as of June 30, 2022 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $22.3 million as of June 30, 2022, of which $11.9 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one to three years. Deferred revenue is included in the accompanying consolidated balance sheets under current liabilities, net of any long-term portion that is included in noncurrent liabilities.

The following table summarizes deferred revenue activity for the six months ended June 30, 2022 (in thousands):

	As of December 31, 2021	Net additions	Revenue recognized	As of June 30, 2022
Deferred revenue	$4,126	8,881	(10,002)	$3,005

Of the $13.0 million of revenue recognized in the six months ended June 30, 2022, $3.1 million was included in deferred revenue at December 31, 2021.

Costs to Obtain Contracts

We capitalize sales commissions that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as a component of Prepaid expenses and other current assets. Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which we have determined to be one to three years based on the estimated customer relationship period.

The following table summarizes deferred contract cost activity for the six months ended June 30, 2022 (in thousands):

	As of December 31, 2021	Additions	Amortized costs	As of June 30, 2022
Deferred contract costs	$261	279	(246)	$294

Note 4 – Significant Transactions

Convertible Notes Amendment

On June 30, 2022, we and the holders Senior Convertible Notes entered into the Convertible Notes Amendment to add covenants such that (a) we will be subject to a daily cash test beginning on July 1, 2022 of having an available cash balance of at least $7 million, which amount shall be reduced by $1 million on each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14 million and $11 million, subject in all cases to a minimum of $5 million, and (b) we will establish and maintain bank accounts for each holder and deposit in such accounts an aggregate amount of $7 million with such amount to be released from the accounts only upon the written consent of such holder, provided that $1 million will automatically release from the accounts upon the occurrence of each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14 million and $11 million, subject to certain conditions. Further the holders of the Senior Convertible Notes waived provisions such that (i) no amortization payments are due and payable for any payments previously required to be made from July 1, 2022 through January 1, 2023, (ii) the holders of the Senior Convertible Notes will not accelerate any previously deferred installment amounts until January 1, 2023 and (iii) the terms of the Senior Convertible Notes which would provide for reset of the conversion price of the Senior Convertible Notes as a result of the issuance of securities under the Unit Offering and instead agree to a reset of the conversion price equal to a per share price of 135% of the Unit Offering price, or $0.3105 per unit.

Unit Offering

On June 30, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”), in connection with the Unit Offering which is comprised of an aggregate of (i) 29,382,861 units of the Company consisting of 29,382,861 shares of Common Stock together with Common Stock warrants (the “Common Warrants”) to purchase up to 29,382,861 shares of Common Stock and (ii) 14,095,400 pre-funded units, consisting of 14,095,400 pre-funded warrants (“Pre-Funded Warrants”), with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Warrants to purchase up to 14,095,400 shares of Common Stock. The units were sold at a public offering price of $0.23 per unit and the pre-funded units were sold at a public offering price of $0.2299 per pre-funded unit. Each Share and each Pre-Funded Warrant was sold with an accompanying Common Warrant but were issued separately and are immediately tradeable separately upon issuance.

The Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 or on a cashless basis and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants have an exercise price of $0.23 per share subject to certain adjustments, are immediately exercisable and will expire five years from the date of issuance.

The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or at the election of the purchaser, 9.99%) of our outstanding Common Stock immediately following the consummation of the Unit Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share.

Pursuant to the Underwriting Agreement, we granted the Underwriter a 45-day option from June 30, 2022 to purchase from the Company (i) additional shares of Common Stock and/or (ii) Common Warrants and/or (iii) Pre-Funded Warrants, in any combination thereof, up to, and not to exceed, 13,043,478 shares of Common Stock or shares of Common Stock underlying Pre-Funded Warrants or Common Warrants, in the aggregate, solely to cover over-allotments, if any.

Pursuant to the  Underwriting Agreement and upon closing of the Unit Offering, we issued to the Underwriter warrants to purchase up to 2,173,913 shares of Common Stock (the “Underwriter Warrants” and, together with the Common Warrants and the Pre-Funded Warrants, the “Warrants”), which is 5.0% of the aggregate number of Shares and Shares issuable upon exercise of the Pre-Funded Warrants sold in the Unit Offering. The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after June 29, 2022 (the "Effective Date") and ending five years from the Effective Date, at a price per share equal to $0.23, which is the public offering price per unit.

The Unit Offering closed on July 5, 2022 and we received net proceeds of approximately $9.3 million after deducting underwriting discounts and commissions and related expenses. In connection with the Convertible Notes Amendment, a total of $7 million of the proceeds were deposited into certain restricted cash accounts. We intend to use the remaining net proceeds from the Unit Offering for general corporate purposes, including working capital, marketing, product development and capital expenditures.

Restructuring

In May 2022, we implemented the Restructuring as approved by our board of directors. The Restructuring resulted in a reduction of the Company's workforce by 59 employees, or approximately 33 percent of the Company. We incurred costs of approximately $0.5 million in severance benefits, including employee insurance, associated payroll taxes and legal costs in connection with the Restructuring. Of the total amount incurred, $0.3 million was included in Sales and marketing costs, $0.2 million was recorded in Product development and less than $0.1 million was included in Cost of revenue and General and administrative expenses, respectively. All amounts directly attributable to the severed employees were settled in cash during the quarter ended June 30, 2022. Accordingly, we have no material obligations remaining associated with the Restructuring. In addition to the reduction in force, the Company's executive leadership team agreed to a temporary 25 percent reduction in salary, subject to certain conditions.

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

365 Cannabis

On October 1, 2021, we acquired all the issued and outstanding shares of 365 Cannabis. Under the terms of the stock purchase agreement (the “Stock Purchase Agreement”), the aggregate consideration for the 365 Cannabis shares consisted of an initial purchase price of (1) $5,000,000 in cash, (2) $12,000,000 in stock, which was to be settled by issuing 3.6 million shares of our common stock, and (3) contingent value rights to be issued pursuant to a rights indenture entitling the holders thereof to receive, subject to certain adjustments as set forth in the Agreement, an aggregate of up to $8,000,000 in stock, in the event that 365 Cannabis achieves certain revenue targets as specified in the Agreement. These rights are accounted for as contingent consideration and are currently recorded at preliminary fair value which will be updated upon finalization of purchase accounting.

We reached a working capital settlement agreement during the first quarter of 2022 in the amount of $1.5 million. As a result of this post-close adjustment, the 365 Cannabis purchase price was reduced by $1.5 million. This was recorded as follows: 1) a receivable of $400,000 was booked in other current assets in our condensed consolidated balance sheet as of March 31, 2022 and was received in the second quarter of 2022, 2) a reduction of $160,000 was made to the working capital accrual that was booked as of December 31, 2021, and 3) 279,762 shares worth $940,000 that were held in escrow were released back to Akerna to cover the remainder of the working capital adjustment.

On May 23, 2022, we and the sellers of 365 Cannabis entered into an amendment (the "Amendment") to the Stock Purchase Agreement in order to provide the Sellers an election to have the potential earn-out payment, recognized as contingent consideration in the table below, paid in cash or Common Stock or in any combination thereof. Under the Amendment, if a seller elects to have any portion of the earn-out payment paid in cash such amount payable will be reduced by 25%.

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

The opening balance sheet presented below reflects our updated purchase price allocation, summarizing the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Preliminary Fair Value
Cash	$527
Accounts receivable	486
Prepaid expenses and other current asset	261
Fixed assets	93
Non-compete agreement	80
Acquired technology	1,040
Customer relationships	13,810
Acquired trade name	270
Goodwill	12,543
Accounts payable and accrued expenses	(2,642)
Deferred tax liabilities	(826)
Deferred revenue	(3,300)
Net assets acquired	$22,342
16

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

Pro Forma Financial Information

The following unaudited pro forma consolidated operating results give effect to the Viridian and 365 Cannabis acquisitions, as if they had been completed as of January 1, 2020 (in thousands):

Six Months Ended
June 30,
2021
Revenue	$14,698
Net loss	$(13,317)

Three Months Ended
June 30,
2021
Revenue	$7,291
Net loss	$(6,743)

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

During the six months ended June 30, 2022, several Ample shareholders exchanged a total of 18,094 exchangeable shares with a value of $138,419 for the same number of shares of Akerna common stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of June 30, 2022, there were a total of 291,192 exchangeable shares issued and outstanding.

Note 5 - Supplemental Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	June 30,	December 31,
	2022	2021
Software and technology	$470,505	$687,740
Professional services, dues and subscriptions	505,282	546,126
Insurance	74,196	264,097
Deferred contract costs	293,618	260,899
Unbilled receivables	733,045	506,984
Other	78,800	117,918
Total prepaid expenses and other current assets	$2,155,446	$2,383,764

Accounts payable, accrued expenses, and other accrued liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2022	2021
Accounts payable	$3,793,079	$1,943,457
Professional fees	182,015	319,590
Sales taxes	572,567	360,361
Compensation	901,304	1,123,467
Contractors	551,388	1,288,730
Settlements and legal	920,736	681,045
Other	129,590	346,870
Total accounts payable, accrued expenses, and other accrued liabilities	$7,050,679	$6,063,520

Note 6 - Fair Value

Fair Value Option Election – Convertible Notes

We issued convertible notes with a principal amount of $17.0 million at a purchase price of $15.0 million (the “2020 Notes”) on June 9, 2020. The 2020 Notes were paid in full on October 5, 2021 and were replaced by the Senior Convertible Notes of $20.0 million at a purchase price of $18.0 million on the same date. We elected to account for both the 2020 Notes and the Senior Convertible Notes using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument-specific credit risk is recorded in other comprehensive income as a component of equity. The remaining estimated fair value adjustment is presented as a single line item within other (expense) income in our condensed consolidated statements of operations under the caption, change in fair value of convertible notes.

For the 2020 Notes and the Senior Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,
	2022	2021
Fair value balance at beginning of period	$15,337,000	$7,705,000
Payments on Convertible Notes	(2,080,000)	(1,572,405)
Change in fair value reported in the statements of operations	294,000	16,405
Change in fair value reported in other comprehensive loss	(163,000)	3,000
Fair value balance at end of period	$13,388,000	$6,152,000

	Six Months Ended June 30,
	2022	2021
Fair value balance at beginning of period	$17,305,000	$13,398,000
Payments on Convertible Notes	(5,380,000)	(9,269,677)
Change in fair value reported in the statements of operations	1,727,000	2,007,677
Change in fair value reported in other comprehensive loss	(264,000)	16,000
Fair value balance at end of period	$13,388,000	$6,152,000

The estimated fair value of the Senior Convertible Notes as of June 30, 2022 and December 31, 2021, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP. The unobservable inputs utilized for measuring the fair value of the Senior Convertible Notes reflect our assumptions about the assumptions that market participants would use in valuing the Senior Convertible Notes as of the issuance date and subsequent reporting period. The Convertible Notes Amendment qualifies as a troubled debt restructuring (“TDR”); however, there is no impact on the consolidated balance sheet or in the statement of operations as a result of the TDR as the Senior Convertible Notes are recorded at their fair value.

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Notes	June 30, 2022	December 31, 2021
Face value principal payable	$14,620,000	$20,000,000
Original conversion price (1)	$0.3105	$4.05
Value of Common Stock	$0.14	$1.75
Expected term (years)	2.3	2.8
Volatility	79%	75%
Market yield	43.4%	37.1%
Risk free rate	3.0%	1%
Issue date	October 5, 2021	October 5, 2021
Maturity date	October 5, 2024	October 5, 2024
(1) In accordance with the Convertible Notes Amendment, the conversion price has been lowered to $0.3105 per share from $4.05 per share.

Fair Value Measurement – Warrants

In connection with MTech Acquisition Corp.'s (“MTech”) initial public offering, MTech sold 5,750,000 units at a purchase price of $10.00 per unit, inclusive of 750,000 units sold to the underwriters on February 8, 2018, upon the underwriters’ election to fully exercise their over-allotment option. Each unit consisted of one share of MTech’s common stock and one warrant of MTech (“MTech Public Warrant”). Each MTech Public Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $11.50. Concurrently with MTech’s initial public offering, MTech sold 243,750 units at a purchase price of $10.00 per unit on a private offering basis.  Each unit consisted of one share of MTech’s common stock and one warrant of MTech (“MTech Private Warrant”). Each MTech Private Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $11.50.

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

For the Private Warrants classified as derivative liabilities, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,
	2022	2021
Fair value balance at beginning of period	$45,127	$487,372
Change in fair value reported in the statements of operations	(33,845)	(133,125)
Fair value balance at end of period	$11,282	$354,247

	Six Months Ended June 30,
	2022	2021
Fair value balance at beginning of period	$63,178	$311,376
Change in fair value reported in the statements of operations	(51,896)	42,871
Fair value balance at end of period	$11,282	$354,247

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

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	June 30, 2022	December 31, 2021
Number of Private Warrants	225,635	225,635
Original conversion price	$11.50	$11.50
Value of Common Stock	$0.14	$1.75
Expected term (years)	1.96	2.46
Volatility	107.0%	93.9%
Risk free rate	2.9%	0.8%

Note 7 - Commitments and Contingencies

Litigation

On December 4, 2020, TechMagic USA LLC (“TechMagic”) filed suit against our wholly-owned subsidiary, Solo, in the Massachusetts Superior Court, Department Business Litigation, seeking recovery for certain unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 (the “Master Services Agreement”) by and between TechMagic and Solo. The suit sought recovery for continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties disputed the effective date of the termination. Solo disputed the validity of the invoices, in whole or in part. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of less than 5% of our issued and outstanding shares of Common Stock is, to our knowledge, the founder and one of the principal managers of TechMagic. On May 21, 2021, Solo filed suit against two of Solo's former directors, Mr. Shah and Palle Pedersen. Solo sought recovery for Mr. Shah's intentional interference with contractual relations, and the defendant's breaches of various fiduciary duties owed to Solo. Defendant Shah engaged in improper communications with Solo's customers with the intent that those customers cease their contractual relations with Solo. The defendants also entered into an improper contract with a contractual counter party with whom the defendants had a conflict of interest. The defendants filed a motion to dismiss, which the court found unpersuasive and denied. In July 2022, we entered into an agreement with TechMagic and the defendants to dismiss all litigation and claims described above. In connection with the settlement agreement, we reversed our previously accrued loss contingency of $0.5 million during the quarter ended June 30, 2022.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and our wholly-owned subsidiary, MJ Freeway, LLC, in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2 million for services allegedly provided pursuant to a Subcontractor Agreement between MJ Freeway and TreCom. MJ Freeway provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJ Freeway disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. As of December 31, 2021 and June 30, 2022, we recognized a loss contingency of $0.2 million.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2022, and through the date these consolidated financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the consolidated financial statements.

Operating Leases

During the first half of 2022, we began negotiations to terminate the 365 Cannabis office lease in Las Vegas, Nevada. We recorded an obligation and lease termination expense of $0.5 million which is management’s best estimate of the costs to exit our existing lease. The lease termination expense is included within the General and Administrative expense line item on the condensed consolidated statement of operations.

Note 8 - Loss Per Share

During the three and six months ended June 30, 2022 and 2021, we used the two-class method to compute net loss per share because we issued securities other than common stock that are economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna Common Stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interest in Ample. The two-class method requires earnings for the period to be allocated between the Common Stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

Diluted net loss per common share is calculated under the two-class method by giving effect to all potentially dilutive Common Stock, including warrants, restricted stock awards, restricted stock units, and shares of common stock issuable upon conversion of our Senior Convertible Notes. We analyzed the potential dilutive effect of any outstanding convertible securities under the “if-converted” method, in which it is assumed that the outstanding Exchangeable Shares and Senior Convertible Notes are converted to shares of Common Stock at the beginning of the period or date of issuance, if later. We report the more dilutive of the approaches two-class or “if-converted”) as the diluted net loss per share during the period. The dilutive effect of unvested restricted stock awards and restricted stock units is reflected in diluted loss per share by application of the treasury stock method and is excluded when the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period.

The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	As of June 30,
	2022	2021
Shares issuable upon exchange of Exchangeable Shares	291,192	1,039,373
Shares of common stock issuable upon conversion of convertible notes (1)	47,085,346	1,761,929
Warrants	5,813,804	5,813,804
Unvested restricted stock units	445,646	998,104
Unvested restricted stock awards	6,679	32,394
Total	53,642,667	9,645,604

 (1) In accordance with the Convertible Notes Amendment, the conversion price has been lowered to $0.3105 per share from $4.05 per share.

Note 9 - Goodwill and Intangible Assets, net

Impairments

Based on our qualitative assessment of goodwill, we determined it was necessary to perform a quantitative valuation of goodwill as of March 31, 2022 and  June 30, 2022. Unchanged from the year ended December 31, 2021, we determined there were two reporting units: the enterprise reporting unit which is comprised of the enterprise software offerings and the non-enterprise reporting unit which is comprised of the non-enterprise software offerings. The valuations of our goodwill was determined with the assistance of an independent valuation firm using the income approach (discounted cash flows method) and the market approach (guideline public company method). Our significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the discount rate, the implied control premium, the terminal growth rate, and the tax rate. Our estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future periods. We also use the Guideline Public Company Method, a form of the market approach (utilizing Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, we believe the current assumptions and estimates utilized are both reasonable and appropriate.

Enterprise Reporting Unit

For the three and six months ended June 30, 2022, due primarily to a continued decline in market valuation from December 31, 2021, we recorded an impairment expense of $12.9 million to goodwill for our enterprise reporting unit. To perform our analysis, we applied a 50% weighting to the market approach and 50% weighted to the income approach.

Non-Enterprise Reporting Unit

For the three and six months ended June 30, 2022, primarily due to a continued decline in market valuation from December 31, 2021, we recorded impairment expenses of $11.2 million and $23.5 million, respectively, related to our non-enterprise reporting unit. To perform our analysis, we applied a 25% weighting to the income approach and a 75% weighting to the market approach.

Finite-lived Intangible Assets, Net

We performed a two step impairment test for the asset groups that had indicators of impairment during the three and six months ended June 30, 2022 and as a result of these analyses, we recorded impairments of $3.2 million attributable to certain intangible assets and capitalized software associated with one specific business line within the Non-Enterprise Reporting Unit.

Note 10 - Income Taxes

Our effective tax rate was 0.44% and 0.08% for the six months ended June 30, 2022 and 2021, respectively. Differences between the statutory rate and our effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses. Our effective tax rate is impacted by indefinite-lived deferred tax liabilities, resulting primarily from the acquisition of 365 Cannabis, which cannot be considered as a source of future taxable income available to utilize recorded deferred tax assets based on the Company's scheduling and the 80% limit on the utilization of net operating loss carry forwards under current US tax law. Uncertain tax positions related to penalties of less than $0.1 million have been reversed for the three months ended June 30, 2022 as a result of the Internal Revenue Service's dismissal of the potential penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP").

Akerna Corp., herein referred to as “we”, “us”, “our,” the  “Company” or “Akerna”, through our wholly-owned subsidiaries MJ Freeway, LLC, Trellis Solutions, Inc., Ample Organics, Inc., solo sciences, inc., Viridian Sciences Inc., and The NAV People, Inc. d.b.a. 365 Cannabis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q including all exhibits hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this Quarterly Report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, in particular the substantial risks and uncertainties related to the ongoing COVID-19 pandemic. Important factors that could cause such differences include, but are not limited to:

●	our ability to continue as a going concern and manage our cash flow;
●	our ability to manage our history of losses;
●	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
●	our dependence on the commercial success of our clients, the continued growth of the cannabis industry and the regulatory environment in which the cannabis industry operates
●	our ability to attract new clients on a cost-effective basis and the extent to which existing clients renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to respond to changes within the cannabis industry, including legal and regulatory changes;
●	the effects of adverse changes in, or the enforcement of, federal laws regarding our clients’ cannabis operations or our receipt of proceeds from such operations;
●	our ability to manage unique risks and uncertainties related to government contracts;
●	our ability to manage and protect our information technology systems;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to clients without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach;
●	our ability to retain or recruit officers, key employees, and directors;
●	our ability to raise additional capital or obtain financing in the future;
●	our ability to successfully integrate acquired businesses with Akerna’s business within anticipated timelines and at their expected costs;
●	our ability to complete planned acquisitions on time or at all due to failure to obtain stockholder approval or governmental or regulatory clearances, or the failure to satisfy other conditions to completion, or the failure of completion for any other reason;

●	our response to adverse developments in the general market, business, economic, labor, regulatory, and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;
●	our response to competitive risks;
●	our ability to protect our intellectual property;
●	the market reaction to negative publicity regarding cannabis;
●	our ability to manage the requirements of being a public company;
●	our ability to implement effective disclosure controls and procedures and internal control over financial reporting;
●	our ability to service our convertible debt and meet ongoing covenants under our convertible notes;
●	our accounting treatment of certain of our private warrants;
●	our ability to effectively manage any disruptions to our business and/or any negative impact to our financial performance caused by the economic and social effects of the COVID-19 pandemic and measures taken in response; and

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

Executing upon our expansion strategy, we acquire complementary software brands that service the cannabis industry to grow the scope of Akerna’s cannabis ecosystem. Since 2019, we have integrated six new brands into the Akerna product and service offering. Our first acquisition, Solo Sciences (“Solo”), was initiated in the fall of 2019, with the full acquisition completed in July 2020. We added Trellis Solutions (“Trellis”) to our portfolio on April 10, 2020 and finalized the acquisition of Ample Organics (“Ample”) and Last Call Analytics (“Last Call”) on July 7, 2020. On April 1, 2021 we completed our acquisition of Viridian Sciences Inc. (“Viridian”), a cannabis business management software system built on SAP Business One, followed by the acquisition of The NAV People, Inc. d.b.a 365 Cannabis (“365” Cannabis”), a cannabis business management software system built on Microsoft Business Central, on October 1, 2021. Through our growing family of companies, Akerna provides highly versatile platforms that equip our clients with a central data management system for tracking regulated products. Our solutions also provide clients with integrated security, transparency, and scalability capabilities, all while helping maintaining compliance with their governing regulations.

On the commercial side, our products help state-licensed businesses operate in compliance with applicable regional laws. Our integrated ecosystem provides integrations with third-party vendors and add-ons that enhance the capabilities of our commercial software platforms. On the regulatory side, we provide track and trace solutions that allow state governments to monitor compliance of licensed cannabis businesses.  To date, our software has helped monitor the compliance of more than $30 billion in legal cannabis. While our software facilitates the success of legal cannabis businesses, we do not handle any cannabis-related material, do not process cannabis sales transactions within the United States (“U.S.”), and our revenue is generated from a fixed-fee based subscription and professional services model and is not related to the type or amount of sales made by our clients.

We drive revenue growth through the development of our product line, our acquisitions and from continued expansion of our software and consulting offerings within the cannabis, hemp, and cannabidiol (“CBD”) industry. Businesses across the regulated cannabis industry use our solutions. The brand recognition of our existing products, our ability to provide services in all areas of the seed-to-sale life cycle, and our wealth of relevant experience attracts cultivation, manufacturing, and dispensary clients who are seeking comprehensive business optimization solutions. Our software solutions are designed to be scalable, and while mid-market and smaller customers have historically been our primary target segment, we are focused on extending our customer reach to address the needs of the emerging enterprise level operator. We believe these larger multi-state/multi-vertical operations represent significant long-term future growth opportunities as the cannabis industry continues to consolidate at a rapid rate. The sophistication of our platform accommodates the complexities of both multi-vertical and multi-state business needs, making us critical partners and allowing us to cultivate long-term, successful relationships with our clients.

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

Key Developments

The following general business development had or may have a significant impact on our results of operations, financial position and cash flows.

Convertible Notes Amendment

On June 30, 2022, we and the holders that are parties to the securities purchase agreement associated with our 2021 Senior Convertible Notes (the “Senior Convertible Notes”) entered into an amendment and waiver agreement (the “Convertible Notes Amendment”) to add covenants such that (a) we will be subject to a daily cash test beginning on July 1, 2022 of having an available cash balance of at least $7 million, which amount shall be reduced by $1 million on each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14 million and $11 million, subject in all cases to a minimum of $5 million, and (b) we will establish and maintain bank accounts for each holder and deposit in such accounts an aggregate amount of $7 million with such amount to be released from the accounts only upon the written consent of such holder, provided that $1 million will automatically release from the accounts upon the occurrence of each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14 million and $11 million, subject to certain conditions. Further the holders of the Senior Convertible Notes waived provisions such that (i) no amortization payments are due and payable for any payments previously required to be made from July 1, 2022 through January 1, 2023, (ii) the holders of the Senior Convertible Notes will not accelerate any previously deferred installment amounts until January 1, 2023 and (iii) the terms of the Senior Convertible Notes which would provide for reset of the conversion price of the Senior Convertible Notes as a result of the issuance of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and warrants (the “Unit Offering”) and instead agree to a reset of the conversion price equal to a per share price of 135% of the Unit Offering price, or $0.3105 per unit.

Unit Offering

On June 30, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”), in connection with the Unit Offering which is comprised of an aggregate of (i) 29,382,861 units of the Company consisting of 29,382,861 shares of Common Stock together with Common Stock warrants (the “Common Warrants”) to purchase up to 29,382,861 shares of Common Stock and (ii) 14,095,400 pre-funded units, consisting of 14,095,400 pre-funded warrants (“Pre-Funded Warrants”), with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Warrants to purchase up to 14,095,400 shares of Common Stock. The units were sold at a public offering price of $0.23 per unit and the pre-funded units were sold at a public offering price of $0.2299 per pre-funded unit. Each Share and each Pre-Funded Warrant was sold with an accompanying Common Warrant but were issued separately and are immediately tradeable separately upon issuance.

The Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 or on a cashless basis and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants have an exercise price of $0.23 per share subject to certain adjustments, are immediately exercisable and will expire five years from the date of issuance.

The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or at the election of the purchaser, 9.99%) of our outstanding Common Stock immediately following the consummation of the Unit Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share.

Pursuant to the Underwriting Agreement, we granted the Underwriter a 45-day option from June 30, 2022 to purchase from the Company (i) additional shares of Common Stock and/or (ii) Common Warrants and/or (iii) Pre-Funded Warrants, in any combination thereof, up to, and not to exceed, 13,043,478 shares of Common Stock or shares of Common Stock underlying Pre-Funded Warrants or Common Warrants, in the aggregate, solely to cover over-allotments, if any.

Pursuant to the Underwriting Agreement and upon closing of the Unit Offering, we issued to the Underwriter warrants to purchase up to 2,173,913 shares of Common Stock (the “Underwriter Warrants” and, together with the Common Warrants and the Pre-Funded Warrants, the “Warrants”), which is 5.0% of the aggregate number of Shares and Shares issuable upon exercise of the Pre-Funded Warrants sold in the Unit Offering. The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after June 29, 2022 (the “Effective Date”) and ending five years from the Effective Date, at a price per share equal to $0.23, which is the public offering price per unit.

The Unit Offering closed on July 5, 2022 and we received net proceeds of approximately $9.3 million after deducting underwriting discounts and commissions and related expenses. In connection with the Convertible Notes Amendment, a total of $7 million of the proceeds were deposited into certain restricted cash accounts. We intend to use the remaining net proceeds from the Unit Offering for general corporate purposes, including working capital, marketing, product development and capital expenditures.

Restructuring

In May 2022, we implemented a corporate restructuring initiative (the “Restructuring”) as approved by our board of directors. The Restructuring resulted in a reduction of the Company's workforce by 59 employees, or approximately 33 percent of the Company. We incurred costs of approximately $0.7 million in severance benefits, including employee insurance, associated payroll taxes and legal costs in connection with the Restructuring. Of the total amount incurred, $0.3 million was included in Sales and marketing costs, $0.2 million was recorded in Product development and less than $0.1 million was included in Cost of revenue and General and administrative expenses, respectively. All amounts directly attributable to the severed employees were settled in cash during the quarter ended June 30, 2022. Accordingly, we have no material obligations remaining associated with the Restructuring. In addition to the reduction in force, the Company's executive leadership team agreed to a temporary 25 percent reduction in salary, subject to certain conditions.

Financial Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 95% and 93% of our revenue for the six months ended June 30, 2022 and 2021, respectively.  Revenue from consulting services comprised approximately 4% and 7% of our revenue for six months ended June 30, 2022 and 2021, respectively.

Software. Our software is solutioned for our key markets, small and medium-sized business (“SMB”) and enterprise customers. Our SMB customers become a natural funnel for our larger, more robust enterprise offerings built on SAP and Microsoft. In either market, software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform, Ample, Trellis, Viridian, and 365 Cannabis, our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. Software contracts are generally quarterly, annual, or three-year long contracts paid monthly, quarterly, or annually in advance of service and cancellable upon 30 or 90 days’ notice, although we do have many multi-year commercial software contracts. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

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

Other (Expense) Income, Net

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

Results of Operations for the Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2022

The following table highlights our operating revenues and expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

	Six Months Ended June 30		Change
	2022	2021	Period over Period
Revenues:
Software	$12,429,442	$8,251,881	$4,177,561	51%
Consulting	542,309	583,631	(41,322)	(7)%
Other	64,971	85,399	(20,428)	(24)%
Total revenue	13,036,722	8,920,911	4,115,811	46%

Cost of revenues	4,039,648	3,368,547	671,101	20%
Gross profit	8,997,074	5,552,364	3,444,710	62%
Gross profit margin	69%	62%

Operating expenses:
Product development:	3,866,789	2,951,358	915,431	31%
Sales and marketing	6,421,431	3,562,058	2,859,373	80%
General and administrative	4,989,541	6,228,943	(1,239,402)	(20)%
Depreciation and amortization	3,976,224	2,367,015	1,609,209	68%
Impairment of long-lived assets	39,600,587	—	39,600,587	nm
Total operating expenses	58,854,572	15,109,374	43,745,198	nm

Loss from operations	$(49,857,498)	$(9,557,010)	$(40,300,488)	nm

nm – percentage change not meaningful

Revenue

Software Revenue

Total software revenue increased to $12.4 million for the six months ended June 30, 2022 from $8.3 million for the six months ended June 30, 2021, for an increase of $4.2 million, or 51%. Software revenue related to our enterprise offerings, Viridian and 365 Cannabis, for the six months ended June 30, 2022 were $5.9 million, compared to $0.9 for the six months ended June 30, 2021 and software revenue related to our non-enterprise offerings, which include MJ Platform, Ample, Trellis, Solo, and Leaf Data Systems, declined to $6.1 million for the six months ended June 30, 2022 compared to $6.6 million for the six months ended June 30, 2021. There was also a decrease in partnership and data revenue which was $0.4 million for the six months ended June 30, 2022 compared to $0.7 million during the same period in the prior year. Software revenue accounted for 95% and 93% of total revenue for the six months ended June 30, 2022 and 2021, respectively. As indicated above, the increase in software revenue during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was attributable to revenue generated from our enterprise offerings sourced primarily from 365 Cannabis which was acquired during the fourth quarter of 2021. Also contributing to the increase was $0.4 million of non-recurring contract termination fees attributable to two customers.

Consulting Revenue

Consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $0.5 million for the six months ended June 30, 2022 compared to $0.6 million for the six months ended June 30, 2021, decrease of less than $0.1 million, or 7%. Consulting revenue was 4% and 7% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity and the ongoing pandemic as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware, and other non-recurring revenues. Other revenue was less than $0.1 million for each of the six months ended June 30, 2022 and 2021, respectively.

Cost of Revenue

Our cost of revenue was $4.0 million for the six months ended June 30, 2022 compared to $3.4 million for the six months ended June 30, 2021, an increase of $0.6 million, or 20%. Total cost of revenue increased primarily as a result of an increase in software application and hosting expenses of $0.5 million and fees for Microsoft licenses in the amount of $0.9 million related to our acquisitions of Viridian and 365 Cannabis. These increases were partially offset by the reversal of  a litigation contingency of approximately $0.5 million (see Note 7 – Commitments and Contingencies to the consolidated financial statements for further discussion of the reversal of the litigation reserves).

Gross Profit

Gross profit was $9.0 million for the six months ended June 30, 2022 compared to $5.6 million for the six months ended June 30, 2021, an increase of $3.4 million or 62%. The gross profit margin increased to 69% for the six months ended June 30, 2022 from 62% for the six months ended June 30, 2021.

Operating Expenses

Product Development

Product development expense was $3.9 million for the six months ended June 30, 2022, compared to $3.0 million for the six months ended June 30, 2021, an increase of $0.9 million, or 31%. Product development expense increased due primarily to the Viridian and 365 Cannabis acquisitions, which resulted in a $0.9 million increase in salary-related and contractor expenses for the six months ended June 30, 2022 compared to the same period in the prior year as well as higher software and application costs and severance benefit costs associated with the Restructuring partially offset by lower recruiting and share-based compensation costs.

Sales and Marketing

Sales and marketing expense was $6.4 million for the six months ended June 30, 2022, compared to $3.6 million for the six months ended June 30, 2021, an increase of $2.8 million, or 80%. The increase in sales and marketing expense is primarily related to the acquisitions of Viridian and 365 Cannabis which resulted in an increase of $2.5 million in salary-related and contractor expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In addition, the 2022 period included approximately $0.3 million of severance benefits associated with the Restructuring.

General and Administrative

General and administrative expense was $5.0 million for the six months ended June 30, 2022, compared to $6.2 million for the six months ended June 30, 2021, a decrease of $1.2 million, or 20%. The period in 2022 and 2021 include charges associated with office lease terminations and, in the case of 2021, the associated write-off of certain leasehold improvements. During the 2022 period, we terminated our Las Vegas office space which resulted in a restructuring charge of $0.5 million while the 2021 period reflected charges of $2.4 million associated with the exit from our former Toronto office. There was also an increase of $0.2 million in salary-related and contractor expenses for the six months ended June 30, 2022 compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased to $4.0 million for the six months ended June 30, 2022 from $2.4 million for the six months ended June 30, 2021, an increase of $1.6 million, or 68%. The increase in amortization expense is primarily attributable to the acquired intangible assets from our Viridian and 365 Cannabis acquisitions in the amount of $0.8 million, which both occurred after June 30, 2021, as well as an increase in capitalized software in the amount of $0.8 million.

Impairment of Long-lived Assets

Due to a continued decline in market conditions from December 31, 2021 to June 30, 2022, we recorded impairment charges of $36.4 million including $23.5 million attributable to goodwill associated with the non-enterprise reporting unit and $12.9 million associated with the goodwill of the enterprise reporting unit during the six months ended June 30, 2022, compared to no impairment charge for the six months ended June 30, 2021. In addition, we recorded impairments of $3.2 million attributable to certain intangible assets and capitalized software associated with one specific business line within the non-enterprise reporting unit during the six months ended June 30, 2022 (see Note 9 – Goodwill and Intangible Assets, Net to the consolidated financial statements for further discussion on the impairments recorded).

Results of Operations for the Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table highlights our operating revenues and expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

	Three Months Ended June 30		Change
	2022	2021	Period over Period
Revenues:
Software	$5,920,929	$4,456,728	$1,464,201	33%
Consulting	115,300	410,884	(295,584)	(72)%
Other	49,652	39,275	10,377	26%
Total revenue	6,085,881	4,906,887	1,178,994	24%

Cost of revenues	1,835,977	1,914,380	(78,403)	(4)%
Gross profit	4,249,904	2,992,507	1,257,397	42%
Gross profit margin	70%	61%

Operating expenses:
Product development:	1,761,428	1,527,258	234,170	15%
Sales and marketing	3,185,318	1,826,143	1,359,175	74%
General and administrative	2,419,109	4,375,981	(1,956,872)	(45)%
Depreciation and amortization	1,982,833	1,314,132	668,701	51%
Impairment of long-lived assets	24,122,066	—	24,122,066	nm
Total operating expenses	33,470,754	9,043,514	24,427,240	nm

Loss from operations	$(29,220,850)	$(6,051,007)	$(23,169,843)	nm

nm – percentage change not meaningful

Revenue

Software Revenue

Total software revenue increased to $5.9 million for the three months ended June 30, 2022 from $4.5 million for the three months ended June 30, 2021, for an increase of $1.5 million, or 33%. Software revenue related to our enterprise offerings, Viridian and 365 Cannabis, for the three months ended June 30, 2022 were $2.8 million, compared to $0.9 for the three months ended June 30, 2021 and software revenue related to our non-enterprise offerings, which include MJ Platform, Ample, Trellis, Solo, and Leaf Data Systems, were $2.9 million for the three months ended June 30, 2022 compared to $3.2 million for the three months ended June 30, 2021. There was also a slight decrease in partnership and data revenue which was $0.2 million for the three months ended June 30, 2022 compared to $0.3 million during the same period in the prior year. Software revenue accounted for 97% and 91% of total revenue for the three months ended June 30, 2022 and 2021, respectively. As indicated above, the increase in software revenue during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was attributable to revenue generated from our enterprise offerings. Also contributing to the increase was $0.4 million of non-recurring contract termination fees attributable to two customers.

Consulting Revenue

Consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $0.1 million for the three months ended June 30, 2022 compared to $0.4 million for the three months ended June 30, 2021, a decrease of $0.3 million, or 72%. Consulting revenue was 2% and 8% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity and the ongoing pandemic as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware, and other non-recurring revenues. Other revenue was less than $0.1 million for each of the three months ended June 30, 2022 and 2021, respectively.

Cost of Revenue

Our cost of revenue was $1.8 million for the three months ended June 30, 2022 compared to $1.9 million for the three months ended June 30, 2021, a decrease of $0.1 million, or 4%. The 2022 period includes a benefit of approximately $0.5 million from the reversal of a litigation reserve (see Note 7 – Commitments and Contingencies to the consolidated financial statements for further discussion of the reversal of the litigation reserve). Excluding this item,  the total cost of revenue increased primarily as a result of an increase in Microsoft licenses in the amount of $0.4 million related to our acquisitions of Viridian and 365 Cannabis.

Gross Profit

Gross profit was $4.2 million for the three months ended June 30, 2022 compared to $3.0 million for the three months ended June 30, 2021, an increase of $1.3 million or 42%. Gross profit margin also improved from 61% for the three months ended June 30, 2021 to 70% for the three  months ended June 30, 2022. This improvement in gross margin was due primarily to operating synergies realized from our acquired assets, our ongoing initiatives to drive operating effectiveness, and acquiring additional business-to-business customers, that have a higher gross margin.

Operating Expenses

Product Development

Product development expense was $1.8 million for the three months ended June 30, 2022, compared to $1.5 million for the three months ended June 30, 2021, an increase of $0.3 million, or 15%. Product development expense increased primarily due the Viridian and 365 Cannabis acquisitions, which resulted in a $0.3 million increase in salary-related and contractor expenses for the six months ended June 30, 2022 compared to the same period in the prior year. The 2022 period also includes severance benefit costs associated with the Restructuring partially offset by lower recruiting and share-based compensation costs

Sales and Marketing

Sales and marketing expense was $3.2 million for the three months ended June 30, 2022, compared to $1.8 million for the three months ended June 30, 2021, an increase of $1.4 million, or 74%. The increase in sales and marketing expense is primarily related to the acquisitions of Viridian and 365 Cannabis which resulted in an increase of $1.1 million in salary-related and contractor expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In addition, the 2022 period included approximately $0.3 million of severance benefits associated with the Restructuring.

General and Administrative

General and administrative expense was $2.4 million for the three months ended June 30, 2022, compared to $4.4 million for the three months ended June 30, 2021, a decrease of $2.0 million, or 45%. The period in 2021 includes $2.4 million of charges associated with the termination of our former Toronto office lease and the associated write-off of certain leasehold improvements.  In addition, bad debt expense was lower by $0.2 million during the 2022 period when compared to the 2021 period. These decreases were partially offset by higher professional fees and severance benefits associated with the Restructuring.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.0 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021, an increase of $0.7 million, or 51%. The increase in amortization expense is primarily attributable to the acquired intangible assets from our Viridian and 365 Cannabis acquisitions in the amount of $0.3 million, which both occurred after June 30, 2021, as well as an increase in capitalized software in the amount of $0.4 million.

Impairment of Long-lived Assets

Due to a continued decline in market conditions from March 31, 2022 to June 30, 2022, we recorded impairment charges of $24.1 million including $8.0 million attributable to goodwill associated with the non-enterprise reporting unit and $12.9 million associated with the goodwill of the enterprise reporting unit during the six months ended June 30, 2022, compared to no impairment charge for the three months ended June 30, 2021. In addition, we recorded impairments of $3.2 million attributable to certain intangible assets and capitalized software associated with one specific business line within the non-enterprise reporting unit during the three months ended June 30, 2022 (see Note 9 – Goodwill and Intangible Assets, Net to the consolidated financial statements for further discussion on the impairments recorded).

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

We define EBITDA as net loss before interest income and expense, changes in fair value of convertible notes, changes in fair value of derivative liabilities, provision for income taxes, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	impairment of long-lived assets, as this is a non-cash, non-recurring item, which effects the comparability of results of operations and liquidity;
●	stock-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations and mergers that are required to be expensed as incurred in accordance with GAAP, because business combination and merger related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with non-recurring financing, including fees incurred as a direct result of electing the fair value option to account for our debt instruments;
●	restructuring charges, which includes costs to terminate a lease and the related write-off of leasehold improvements and furniture, as we believe these costs are not representative of operating performance;
●	gain on forgiveness of PPP loan, as this is a one-time forgiveness of debt that is not recurring across all periods and we believe inclusion of the gain is not representative of operating performance;
●	equity in losses of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years;
●	changes in the fair value of contingent consideration because these adjustments are not recurring across all periods and we believe these costs are not representative of operating performance; and
●	other non-operating expenses which includes items such as a one-time gain on debt extinguishment and one-time loss on disposal of fixed assets, which effects the comparability of results of operations and liquidity.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Six Months Ended June 30,
	2022	2021
Net loss	$(51,518,840)	$(12,562,954)
Adjustments:
Interest expense (income)	213,724	937,504
Change in fair value of convertible notes	1,727,000	2,007,677
Change in fair value of derivative liability	(51,896)	42,871
Income tax expense (benefit)	(227,486)	10,570
Depreciation and amortization	3,976,224	2,367,015
EBITDA	$(45,881,274)	$(7,197,317)
Impairment of long-lived assets	39,600,587	—
Stock-based compensation expense	445,056	1,024,715
Business combination and merger related costs (income)	5,425	107,726
Non-recurring financing fees	353,483	129,594
Restructuring charges	1,067,943	2,453,776
Equity in losses of investee	—	7,564
Adjusted EBITDA	$(4,408,780)	$(3,473,942)

	Three Months Ended June 30,
	2022	2021
Net loss	$(29,565,947)	$(6,105,251)
Adjustments:
Interest expense (income)	212,983	163,124
Change in fair value of convertible notes	294,000	16,405
Change in fair value of derivative liability	(33,845)	(133,125)
Income tax expense (benefit)	(128,042)	4,300
Depreciation and amortization	1,982,833	1,314,132
EBITDA	$(27,238,018)	$(4,740,415)
Impairment of long-lived assets	24,122,066	—
Stock-based compensation expense	132,132	521,335
Business combination and merger related costs (income)	6,062	63,735
Non-recurring financing fees	325,529	111,761
Restructuring charges	503,709	2,406,589
Equity in losses of investee	—	3,782
Adjusted EBITDA	$(2,148,520)	$(1,633,213)

 Going Concern and Management's Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is defined to as the “look-forward period” in ASU 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU 2014-15. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception we have incurred recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. During the six months ended June 30, 2022 and June 30, 2021, we incurred losses from operations of $25.7 million and $9.6 million, respectively, and used cash in operating activities of $6.9 million and $3.7 million, respectively. As of June 30, 2022, we had a working capital deficit of $13.2 million with $5.1 million in cash available to fund future operations (subsequent to June 30, 2022, we received approximately $2 million in immediately available cash from the Unit Offering). Furthermore, on May 24, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC indicating that the bid price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market (the “Nasdaq Market”). The Notice has no immediate effect on the continued listing status of our Common Stock on the Nasdaq Market, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Notice, or until November 21, 2022, to regain compliance with the minimum closing bid requirement. These factors raise substantial doubt regarding the ability of  the Company to continue as a going concern.

 Management’s plan for the Company to continue as a going concern includes several initiatives and actions including those impacting our short and intermediate term financing, continuing costs, primarily labor and employee benefits, our working capital and the liquidity of our Common Stock. Certain of these initiatives and actions began during the quarter ended June 30, 2022 while others were initiated in July 2022.

The most significant components of our plan include the following: (i) realizing annualized cost savings associated with the Restructuring that we announced in May 2022 which resulted in a reduction in workforce and related operating costs (see Note 4), (ii) entering into Convertible Notes Amendment which, among other factors, provides for a deferral of the required amortization payments due and payable from July 1, 2022 through January 1, 2023, (iii) deploying for working capital needs of the net proceeds of approximately $2 million received from the Unit Offering in a transaction that closed on July 5, 2022, net of underwriting discounts and commissions and other offering expenses and after depositing $7 million of the proceeds into certain restricted cash accounts in accordance with the Convertible Notes Amendment (an additional $2 million of which may be released upon reducing the principal amount of the Senior Convertible Notes to certain thresholds as described above in relation to the Convertible Notes Amendment), (iv) conservatively managing our working capital through disciplined cost-containment efforts and strategic management of our accounts receivable and accounts payable cycles (v) addressing the potential liquidity of our Common Stock in connection with the minimum listing requirements for the Nasdaq Market through a proposed 1-to-20 reverse stock split (the “Reverse Stock Split”) and (vi) continuing to seek to grow our customer base and realize synergies as we continue to integrate our recent acquisitions.

We anticipate the initiatives and actions described above will provide us with sufficient liquidity in order to operate our business in the normal course for the second half of 2022 until such time that the 365 Cannabis Earn-Out is due in December 2022, in part, to the fact that the debt service obligations associated with the Senior Convertible Notes for the first half of 2023 have effectively been substantially pre-funded with the amounts deposited into restricted accounts as required by the Convertible Notes Amendment. In the second half of 2022, we plan to continue to rigorously explore potential financing alternatives and other strategic options in addition to enhancing the liquidity of our Common Stock. In addition to and to the extent practical in the future, based on market conditions, we will consider incremental offerings of Common Stock through our previously authorized ATM Program; however, we do not consider this a viable alternative unless and until we are able to successfully address the minimum listing requirements of the Nasdaq Market with the proposed Reverse Stock Split. Through July 31, 2022, we have utilized $2.7 million of the total $25 million authorized by the ATM Program leaving $22.3 million remaining under the ATM Program, subject to certain limitations imposed by Form S-3 on amounts we can raise in any 12-month period of time.

If we are unable to secure other potential financing alternatives or fail to execute any other strategic options to raise sufficient additional funds through the first half of 2023, including through the ATM Program, we will have to develop and implement more aggressive plans to address our liquidity needs and our ability to satisfy the scheduled maturity of our obligations under the Senior Convertible Notes. Such plans could include extending payables, further reductions of expenditures (including the termination of additional employees) and reducing or eliminating investments in and the funding of certain of our business units and initiatives, otherwise substantially scaling back our business plan until sufficient additional capital is raised through other equity or debt offerings or selling certain of our business units to generate funding for remaining operations. Additional equity or debt offerings may include the issuance of shares of common stock, warrants to purchase common stock, preferred stock, convertible debt or other instruments that may dilute our current stockholders significantly. Accordingly, we may be subject to additional risks, including retention of key employees and limitations on the extension of credit by our vendors and other service providers. If we are required to raise additional capital as discussed above and if we cannot timely raise additional funds, we may be unable to meet the financial covenants of the Senior Convertible Notes, which could result in an event of default under those instruments which could adversely impact the Company. See the risks detailed in our Form 10-K under “Item 1A. Risk Factors – Risks Relating to our Convertible Debt”.

Our ability to continue as a going concern is dependent upon our ability to successfully execute the plans described above and attain profitable operations. Despite the comprehensive scope of our plans, the inherent risks associated with their successful execution are not sufficient to fully overcome substantial doubt about our ability to continue as a going concern for one year from the date of issuance of the consolidated financial statements. Accordingly, if we are unable to raise sufficient capital we may have to reduce operations which could significantly and adversely affect our results of operations. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of our debt, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business.

Cash Flows

Our cash and restricted cash balance was $5.1 million as of June 30, 2022. Cash flow information is as follows:

	Six Months Ended June 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(7,187,445)	$(3,715,198)
Investing activities	(1,364,503)	(2,004,609)
Financing activities	(766,989)	(333,847)
Effect of change in exchange rates on cash and restricted cash	9,225	(124)
Net decrease in cash and restricted cash	$(9,309,712)	$(6,053,778)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, impairments of long-lived assets, change in fair value of convertible notes and derivative liabilities, stock-based compensation, deferred income taxes, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities increased to $7.2 million during the six months ended June 30, 2022, from $3.7 million during the six months ended June 30, 2021, an increase of $3.5 million. For the six months ended June 30, 2022, cash was consumed from operations by a net loss of $51.5 million, less non-cash items of $46.1 million and a net change in assets and liabilities of $1.8 million. For the six months ended June 30, 2021, cash was consumed from operations by a net loss of $12.6 million, less non-cash items of $7.8 million and a net change in assets and liabilities of $1.0 million.

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

Net cash used in investing activities totaled $1.4 million during the six months ended June 30, 2022, as a result of cash outflows for the development of our software products. Net cash used by investing activities during the six months ended June 30, 2021, was $2.0 million which was also related to our software development.

Financing Activities

Our financing activities consist primarily of proceeds from issuance of our common stock, including those through our ATM Program, issuances and repayments attributable to the Senior Convertible Notes and the value of shares withheld from the vesting of certain stock-based compensation awards.

During the six months ended June 30, 2022, we made principal payments of $1.5 million on the Senior Convertible Notes which were partially offset by the receipt of net proceeds of $0.8 million from the issuance of 1,816,184 shares of Common Stock through the ATM Program. During the six months ended June 30, 2022 and 2021, the value of shares withheld for income taxes from the vesting of stock-based compensation awards was less than $0.1 million and $0.3 million, respectively.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2022 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to our management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weakness in our internal control over financial reporting and prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

·	The Company’s internal control over financial reporting pertaining to certain key process areas of financial reporting were not properly designed and/or operating effectively.

Remediation Efforts

We are in the process of executing our remediation plans to address the material weakness described above. As of  June 30, 2022, we have:

•	Hired additional experienced resources with the appropriate skills to fill key accounting functions.
•	Engaged an outside firm to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting and have remediated past deficiencies in the design of our internal control framework for certain key process areas including revenue, capitalized software, business combinations, intangibles, goodwill, stock-based compensation, general financial reporting, and information technology.
•	Developed a long-term plan to both (i) complete the remediation of the design of our internal control over financial reporting for our remaining process areas, and (ii) begin the remediation of the deficiencies in operating effectiveness of our internal controls over financial reporting across all process areas.

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Risks Related to the Cannabis Industry

As a company whose clients operate in the cannabis industry, we face many unique and evolving legal and regulatory risks.

Bankruptcy Law Risks

Because cannabis is illegal under U.S. federal law, and bankruptcy is a strictly federal proceeding, many courts have denied cannabis businesses federal bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If we were to seek protection from creditors pursuant to applicable bankruptcy or insolvency laws, even though we are not directly engaged in manufacturing, distributing, selling or otherwise handling cannabis under state cannabis laws, there is no guarantee that U.S. federal bankruptcy protections would be available to our United States operations, which would have a material adverse effect on us, our lenders and other stakeholders. While state-level receivership options do exist in some states as an alternative to bankruptcy, the efficacy of these alternatives cannot be guaranteed.

Risks Related to Our Common Stock

Warrants are exercisable for our common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Currently, there are warrants to purchase 5,813,804 shares of our common stock at $11.50 per share and warrants to purchase 43,478,261 shares of our common stock at $0.23 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

If we do not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” and we will not received any funds from such exercise. Under no circumstances would we be required to make any cash payments or net cash settle such warrants to the holders. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrants, we have agreed to use our best efforts to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of such warrants until the expiration of such warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s of our warrants investment in our company may be reduced.

If our common stock is delisted from Nasdaq, the liquidity and price of our common stock could decrease and our ability to obtain financing could be impaired.

On May 24, 2022, we received a notification letter from The Nasdaq Stock Market stating that we are not in compliance with the Minimum Bid Price Requirement, which requires our listed securities to maintain a minimum bid price of $1.00 per share. The notification stated that we have a compliance period of 180 calendar days, or until November 21, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time during this 180-day compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days, then the Nasdaq Stock Market will provide us with written confirmation of compliance and the matter will be closed.

If compliance cannot be demonstrated by November 21, 2022, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards on the Nasdaq Capital Market (except the bid price requirement). In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. If we are not granted an additional 180-day compliance period, then Nasdaq will provide written notification that our securities will be subject to delisting. At that time, we may appeal the determination to delist our securities to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing requirements.

If implemented, our proposed reverse stock split of 20-to-1 may have certain adverse effects on our common stock.

We have submitted for the approval of our stockholders at a special meeting of the stockholders, a proposal to effect a 20-to-1 reverse stock split in our common stock (the “Reverse Stock Split”).  The market price per share of common stock after the Reverse Stock Split may not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the Reverse Stock Split. If the market price of our shares of common stock declines after the Reverse Stock Split, the percentage decline as an absolute number and as a percentage of the Company’s overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split. Accordingly, the total market capitalization of our common stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split. Moreover, in the future, the market price of our common stock following the Reverse Stock Split may not exceed or remain higher than the market price prior to the Reverse Stock Split.   The Reverse Stock Split could be viewed negatively by the market and other factors, such as those described above, may adversely affect the market price of the shares of our common stock. Additionally, the liquidity of the shares of our Common Stock could be adversely affected by the reduced number of shares that would be outstanding after the implementation of the Reverse Stock Split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 17, 2022 through to the date of this report, we issued 751,686 shares of our common stock to the holders of Akerna’s convertible notes upon conversion of installment amounts due under the terms of the notes. The shares were issued upon conversion of the installment amounts under the notes to the holders of the notes pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) thereof.

During the quarter ended June 30, 2022, the Company did not repurchase any of its Common Shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation as amended.
3.2	Amended and Restated Bylaws of Akerna Corp. (incorporated by reference to Exhibit 3.2 to Akerna Corp.'s Form 10-KT as filed with the Commission on March 31, 2021).
3.3	Certificate of Designation for the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020).
4.1	Amendment and Waiver Agreement dated June 30, 2022 to the Securities Purchase Agreement dated October 5, 2021.
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.10 to Akerna Corp’s Form S-1 as filed with the Commission on June 29, 2022).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.9 to Akerna Corp’s post-effective amendment to Form S-1 as filed with the Commission on July 1, 2022).
4.4	Form of Underwriter’s Warrants (incorporated by reference to Exhibit 4.11 to Akerna Corp’s post-effective amendment to Form S-1 as filed with the Commission on July 1, 2022).
10.1	Consulting Agreement effective as of April 21, 2022 between Akerna Corp. and Larry Dean Ditto Jr. (incorporated by reference to Exhibit 10.1 to Akerna Corp.'s Form 8-K as filed with the Commission on May 16, 2022).
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101

XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Jessica Billingsley, Chief Executive Officer and Director (Principal Executive Officer)

August 12, 2022

By:	/s/ L. Dean Ditto
L. Dean Ditto, Chief Financial Officer (Principal Financial and Accounting Officer)

August 12, 2022
44