Form 10-Q
period 2022-09-30
Akerna Corp.
filed 2022-11-14
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 4,429,847 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.
 Condensed Consolidated Balance Sheets
  (unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$2,490,662	$13,934,265
Restricted cash	7,008,261	508,261
Accounts receivable, net	1,371,133	1,403,774
Prepaid expenses and other current assets	2,330,032	2,383,764
Total current assets	13,200,088	18,230,064

Fixed assets, net	124,760	153,151
Investment, net	226,101	226,101
Capitalized software, net	6,009,163	7,311,676
Intangible assets, net	17,005,584	21,609,794
Goodwill	9,025,589	46,942,681
Other noncurrent assets	—	9,700
Total assets	$45,591,285	$94,483,167

Liabilities and Equity
Current liabilities
Accounts payable, accrued expenses and other accrued liabilities	$4,630,681	$6,063,520
Contingent consideration payable	3,300,000	6,300,000
Current portion of deferred revenue	2,151,235	3,543,819
Current portion of long-term debt	9,900,000	13,200,000
Derivative liability	9,025	63,178
Total current liabilities	19,990,941	29,170,517

Long-term portion of deferred revenue	499,206	582,676
Long-term debt, less current portion	4,575,000	4,105,000
Deferred income tax liabilities	431,453	675,291
Total liabilities	25,496,600	34,533,484

Commitments and contingencies (Note 9)	—	—

Equity
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of September 30, 2022 and December 31, 2021, with $1 preference in liquidation; exchangeable shares, no par value, 291,192 and 309,286 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively	2,227,619	2,366,038
Common stock, par value $0.0001; 150,000,000 shares authorized, 4,023,294 and 1,550,094 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	402	155
Additional paid-in capital	159,841,800	146,030,203
Accumulated other comprehensive income	356,028	61,523
Accumulated deficit	(142,331,164)	(88,508,236)
Total equity	20,094,685	59,949,683
Total liabilities and equity	$45,591,285	$94,483,167

 The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Software	$5,326,830	$4,557,960	$17,756,272	$12,809,841
Consulting	76,500	551,402	618,809	1,135,033
Other revenue	9,472	26,140	74,443	111,540
Total revenue	5,412,802	5,135,502	18,449,524	14,056,414
Cost of revenue	2,051,862	1,971,382	6,091,511	5,339,929
Gross profit	3,360,940	3,164,120	12,358,013	8,716,485
Operating expenses
Product development	1,374,133	1,566,478	5,240,922	4,517,836
Sales and marketing	1,882,980	2,002,461	8,304,411	5,564,519
General and administrative	1,823,076	2,077,474	6,812,617	8,306,417
Depreciation and amortization	2,118,739	1,238,420	6,094,963	3,605,435
Impairment of long-lived assets	—	—	39,600,587	—
Change in fair value of contingent consideration	(3,000,000)	—	(3,000,000)	—
Total operating expenses	4,198,928	6,884,833	63,053,500	21,994,207
Loss from operations	(837,988)	(3,720,713)	(50,695,487)	(13,277,722)
Other (expense) income
Interest (expense) income, net	(396,022)	(238,283)	(609,746)	(1,175,789)
Change in fair value of convertible notes	(1,113,000)	(23,227)	(2,840,000)	(2,030,904)
Change in fair value of derivative liability	2,256	194,046	54,153	151,175
Gain on forgiveness of PPP Loan	—	2,234,730	—	2,234,730
Other expense (income), net	—	—	—	243
Total other (expense) income	(1,506,766)	2,167,266	(3,395,593)	(820,545)

Net loss before income taxes and equity in losses of investee	(2,344,754)	(1,553,447)	(54,091,080)	(14,098,267)
Income tax (expense) benefit	40,666	—	268,152	(10,570)
Equity in losses of investee	—	—	—	(7,564)

Net loss	$(2,304,088)	$(1,553,447)	$(53,822,928)	$(14,116,401)

Basic and diluted weighted average common shares outstanding	3,883,847	1,322,122	2,421,262	1,215,626
Basic and diluted net loss per common share	$(0.59)	$(1.17)	$(22.23)	$(11.61)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(2,304,088)	$(1,553,447)	$(53,822,928)	$(14,116,401)
Other comprehensive (loss) income
Foreign currency translation	27,676	63,905	4,505	65,858
Unrealized (loss) gain on convertible notes	26,000	(3,000)	290,000	(19,000)
Comprehensive loss	$(2,250,412)	$(1,492,542)	$(53,528,423)	$(14,069,543)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2022

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – July 1, 2022	291,192	$2,227,619	1,841,336	$184	$150,441,933	$302,352	$(140,027,076)	$12,945,012
Common shares and warrants issued in connection with unit offering	—	—	2,173,913	217	9,178,744	—	—	9,178,961
Stock-based compensation	—	—	—	—	196,124	—	—	196,124
Restricted stock vesting	—	—	8,045	1	24,999	—	—	25,000
Foreign currency translation adjustments	—	—	—	—	—	27,676	—	27,676
Unrealized gain on convertible notes	—	—	—	—	—	26,000	—	26,000
Net loss	—	—	—	—	—	—	(2,304,088)	(2,304,088)
Balance – September 30, 2022	291,192	$2,227,619	4,023,294	$402	$159,841,800	$356,028	$(142,331,164)	$20,094,685
Balance – January 1, 2022	309,286	$2,366,038	1,550,094	$155	$146,030,203	$61,523	$(88,508,236)	$59,949,683
Conversion of exchangeable shares to common stock	(18,094)	(138,419)	904	—	138,419	—	—	—
Settlement of convertible notes	—	—	207,427	21	3,925,479	—	—	3,925,500
Shares withheld for withholding taxes	—	—	(558)	—	(13,167)	—	—	(13,167)
Shares returned in connection with 365 Cannabis acquisition	—	—	(13,988)	(1)	(939,999)	—	—	(940,000)
Common shares and warrants issued in connection with unit offering	—	—	2,173,913	217	9,178,744	—	—	9,178,961
Stock-based compensation	—	—	—	—	661,423	—	—	661,423
Shares issued in connection with the ATM offering program	—	—	90,809	9	761,169	—	—	761,178
Settlement of liabilities with shares	—	—	1,463	—	49,530	—	—	49,530
Restricted stock vesting	—	—	13,230	1	49,999	—	—	50,000
Foreign currency translation adjustments	—	—	—	—	—	4,505	—	4,505
Unrealized gain on convertible notes	—	—	—	—	—	290,000	—	290,000
Net loss	—	—	—	—	—	—	(53,822,928)	(53,822,928)
Balance – September 30, 2022	291,192	$2,227,619	4,023,294	$402	$159,841,800	$356,028	$(142,331,164)	$20,094,685

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2021

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Share	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance – July 1, 2021	1,039,373	$7,951,203	1,266,621	$127	$123,859,055	$(105,544)	$(69,742,478)	$61,962,363
Conversion of exchangeable shares to common stock	(653,426)	(4,998,708)	32,671	3	4,998,705	—	—	—
Settlement of convertible notes	—	—	23,532	2	1,413,940	—	—	1,413,942
Shares withheld for withholding taxes	—	—	(1,571)	—	(103,707)	—	—	(103,707)
Shares issued in connection with asset purchase	—	—	4,167	—	300,000	—	—	300,000
Stock-based compensation	—	—	—	—	510,132	—	—	510,132
Shares issued in connection with the ATM offering program	—	—	27,819	3	1,828,116	—	—	1,828,119
Restricted stock vesting	—	—	5,156	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	63,905	—	63,905
Unrealized loss on convertible notes	—	—	—	—	—	(3,000)	—	(3,000)
Net loss	—	—	—	—	—	—	(1,553,447)	(1,553,447)
Balance – September 30, 2021	385,947	$2,952,495	1,358,395	$136	$132,806,240	$(44,639)	$(71,295,925)	$64,418,307
Balance – January 1, 2021	2,667,349	$20,405,219	995,062	$100	$94,088,323	$(91,497)	$(57,179,524)	$57,222,621
Conversion of exchangeable shares to common stock	(2,281,402)	(17,452,724)	114,070	11	17,452,713	—	—	—
Settlement of convertible notes	—	—	154,706	15	11,610,572	—	—	11,610,587
Shares withheld for withholding taxes	—	—	(4,018)	—	(437,554)	—	—	(437,554)
Shares issued in connection with Viridian acquisition	—	—	50,000	5	6,001,995	—	—	6,002,000
Shares issued in connection with asset purchase	—	—	4,167	—	300,000	—	—	300,000
Stock-based compensation	—	—	—	—	1,584,755	—	—	1,584,755
Shares issued in connection with the ATM offering program	—	—	27,819	3	1,828,113	—	—	1,828,116
Settlement of liabilities with shares	—	—	5,085	1	377,324	—	—	377,325
Restricted stock vesting	—	—	11,571	1	(1)	—	—	—
Forfeitures of restricted shares	—	—	(67)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	65,858	—	65,858
Unrealized loss on convertible notes	—	—	—	—	—	(19,000)	—	(19,000)
Net loss	—	—	—	—	—	—	(14,116,401)	(14,116,401)
Balance – September 30, 2021	385,947	$2,952,495	1,358,395	$136	$132,806,240	$(44,639)	$(71,295,925)	$64,418,307

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(53,822,928)	$(14,116,401)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in losses of investee	—	7,564
Change in fair value of contingent consideration	(3,000,000)	—
Bad debt expense	271,474	254,029
Stock-based compensation expense	697,377	1,584,751
Loss on write off of fixed assets	—	1,045,179
Gain on forgiveness of PPP loan	—	(2,234,730)
Impairment of long-lived assets	39,600,587	—
Amortization of deferred contract cost	275,949	356,528
Non-cash interest expense	183,723	1,161,393
Depreciation and amortization	6,094,963	3,605,435
Foreign currency loss	4,718	21,496
Change in fair value of convertible notes	2,840,000	2,030,904
Change in fair value of derivative liability	(54,153)	(151,175)
Changes in operating assets and liabilities:
Accounts receivable, net	(313,176)	462,482
Prepaid expenses and other current and noncurrent assets	(215,228)	66,246
Accounts payable, accrued expenses and other accrued liabilities	(1,356,709)	1,756,671
Deferred income tax liabilities	(243,838)	—
Deferred revenue	(1,413,665)	(927,916)
Net cash used in operating activities	(10,450,906)	(5,077,544)
Cash flows from investing activities
Developed software additions	(3,324,029)	(3,354,453)
Fixed asset additions	(27,383)	(11,535)
Cash returned from business combination working capital settlement (Note 3)	400,000	—
Net cash used in investing activities	(2,951,412)	(3,365,988)
Cash flows from financing activities
Value of shares withheld related to tax withholdings	(13,167)	(437,554)
Proceeds from unit and pre-funded unit offering, net	9,178,960	—
Proceeds from exercise of pre-funded warrants	1	—
Principal payments of convertible notes	(1,432,273)	(1,164,706)
Proceeds from the ATM offering program, net	761,178	1,828,116
Net cash provided by financing activities	8,494,699	225,856
Effect of exchange rate changes on cash and restricted cash	(35,984)	(5,915)
Net change in cash and restricted cash	(4,943,603)	(8,223,591)
Cash and restricted cash - beginning of period	14,442,526	18,340,640
Cash and restricted cash - end of period	$9,498,923	$10,117,049
Cash paid for interest	$234,227	$105,882
Cash paid for income taxes, net of refunds received	$12,200	$10,570
Supplemental disclosures of non-cash investing and financing activities:
Settlement of convertible notes in common stock	$3,925,500	$10,448,932
Conversion of exchangeable shares to common stock	138,419	17,452,497
Settlement of other liabilities in common stock	49,530	377,315
Stock-based compensation capitalized as software development	14,046	—
Vesting of restricted stock units	50,000	—
Capitalized software included in accrued expenses	32,473	—
Shares returned in connection with 365 Cannabis acquisition (Note 3)	940,000	—
365 Cannabis working capital reduction to accrued expenses (Note 3)	160,000	—

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

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is defined to as the “look-forward period” in ASU 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU 2014-15.

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception we have experienced recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. During the nine months ended September 30, 2022 and September 30, 2021, we incurred losses from operations of $11.1 million, excluding impairments, and $13.3 million, respectively, and used cash in operating activities of $10.5 million and $5.1 million, respectively. As of September 30, 2022, we had a working capital deficit of $6.8 million with $2.5 million in cash available to fund future operations. Furthermore, on May 24, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC indicating that the bid price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market (the “Nasdaq Market”). The Notice has no immediate effect on the continued listing status of our Common Stock on the Nasdaq Market, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Notice, or until November 21, 2022, to regain compliance with the minimum closing bid requirement. On November 8, 2022, we completed a reverse stock split of 20-for-1 (the “Reverse Stock Split”) to address our bid price compliance and believe that we will regain compliance with the bid price requirement by November 21, 2022. Collectively, these factors raise substantial doubt regarding the ability of  the Company to continue as a going concern.

 Management’s plan for the Company to continue as a going concern includes several initiatives and actions including those impacting continuing costs, primarily labor and technology, including hosting and applications, working capital, our short and intermediate term financing and the liquidity of our Common Stock. Certain of these initiatives and actions began during the second quarter of 2022 while others were initiated thereafter and through the second week of November 2022.

The most significant components of our plan include the following: (i) realizing annualized cost savings associated with the corporate restructuring initiative (the “Restructuring”) that we announced in May 2022 which resulted in a reduction in workforce and related operating costs (see Note 4), (ii) entering into an amendment and waiver agreement to the securities purchase agreement (the “SPA”) associated with our 2021 Senior Convertible Notes (the “Senior Convertible Notes”) on June 30, 2022 (the “Convertible Notes Amendment”) which, among other factors, provides for the deferral of the required amortization payments due and payable from July 1, 2022 through January 1, 2023 (see Note 6), (iii) securing a waiver from the holders of the Senior Convertible Notes on September 27, 2022 to maintain a reserve of authorized shares equivalent to 200 percent of the total number shares required to satisfy the obligations under the Senior Convertible Notes (the “Required Reserve Amount”), effectively continuing a similar waiver provided by the holders on June 30, 2022, for a period retroactive to August 30, 2022 through November 30, 2022, (iv) deployment for working capital needs of the net proceeds of approximately $2.0 million received from our offering of Common Stock and warrants (the “2022 Unit Offering”) in a transaction that closed on July 5, 2022 (see Note 10), net of underwriting discounts and commissions and other offering expenses and after depositing $7.0 million of the proceeds into certain restricted cash accounts in accordance with the Convertible Notes Amendment, (v) opportunistic utilization of our “at the market” offering program (the “ATM Program”) for short-term liquidity needs (see Note 10), (vi) addressing the potential liquidity of our Common Stock and increasing the viability of our ATM Program in connection with the minimum listing requirements for the Nasdaq Market through the Reverse Stock Split that was approved by our shareholders on November 7, 2022 and effectuated at 12:01 a.m Eastern Standard Time on November 8, 2022 (see Note 10), (vii) conservatively managing our working capital through disciplined cost-containment efforts and strategic management of our accounts receivable and accounts payable cycles, (viii) considering strategic partnerships and evaluating potential strategic transactions, as opportunities become available and (ix) continuing to seek to expand our customer base and realize synergies as we continue to integrate our recent acquisitions with a focus on our core business units.

We anticipate that the initiatives and actions associated with our plan described above will provide us with sufficient liquidity in order to operate our business in the normal course for the remainder of 2022 due primarily to the fact that the debt service obligations associated with the Senior Convertible Notes have been deferred to the first half of 2023 and have effectively been substantially pre-funded with the amounts deposited into restricted accounts as required by the Convertible Notes Amendment. In the remainder of 2022, we plan to continue to rigorously explore potential financing alternatives and other strategic options. In addition to and to the extent practical in the future, based on market conditions, we will consider incremental offerings through the ATM Program. From September 30, 2022 through November 10, 2022, we have utilized $0.9 million of the total $3.5 million authorized by the ATM Program. The earn-out payment associated with a 2021 acquisition, which is intended to be made in shares of Common Stock, is scheduled to be settled by the end of December 2022 (see Note 3). If the seller elects for the settlement to be made in cash, it becomes subject to a reduction of 25 percent and could be deferred into the first quarter of 2023.

If we are unable to secure other potential financing alternatives or fail to execute any other strategic options to raise sufficient additional funds through the first half of 2023, including through the ATM Program, we will have to develop and implement more aggressive plans to address our liquidity needs and our ability to satisfy the scheduled maturity of our obligations under the Senior Convertible Notes. Such plans could include extending payables, further reductions of expenditures (including the termination of additional employees) and reducing or eliminating investments in and the funding of certain of our business units and initiatives, or otherwise substantially scale back our business plan until sufficient additional capital is raised through other equity or debt offerings. Such offerings may include the issuance of shares of Common Stock, warrants to purchase Common Stock, preferred stock, convertible debt or other instruments that may dilute the interests of our current shareholders. Accordingly, we may be subject to additional risks, including retention of key employees and limitations on the extension of credit by our vendors and other service providers. If we are required to raise additional capital as discussed above and if we cannot timely raise additional funds, we may be unable to meet the financial covenants of the Senior Convertible Notes, which could result in an event of default under those instruments which could adversely impact the Company. See the risks detailed in our Form 10-K under “Item 1A. Risk Factors – Risks Relating to our Convertible Debt”.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information normally required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In management’s opinion, these condensed consolidated financial statements include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation of the results of operations for the interim periods presented. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2021, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the period ended December 31, 2021, which were included in our report on Form 10-K filed on March 31, 2022.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Akerna and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Our most significant estimates and assumptions are related to the valuation of acquisition-related assets and liabilities, capitalization of internal costs associated with software development, fair value measurements, impairment assessments, loss contingencies, valuation allowance associated with deferred tax assets, stock based compensation expense, and useful lives of long-lived intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was $0.9 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States and Canada. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the nine months ended September 30, 2022 and 2021, two government clients accounted for 12% and 11% of total revenues, respectively.  As of September 30, 2022, two government clients accounted for 46% of net accounts receivable and as of December 31, 2021 two government clients accounted for 36% of net accounts receivable.

Warrants

We evaluate warrants that we may issue from time to time under a two-step process provided in GAAP. The first step is intended to distinguish liabilities from equity. Warrants that could require cash settlement are generally classified as liabilities. For warrants that are considered outside of the scope of liability classification, a second step evaluates warrants as either a derivative subject to derivative accounting and disclosures or as equity instruments based upon the specific terms of the underlying warrant agreement and certain other factors associated with the our capital structure. Warrants that are indexed to the Company’s Common Stock while the Company meets certain other conditions with respect to its capital structure, including the ability to satisfy the warrant settlement obligations with a sufficient number of registered shares, do not qualify as derivatives and are classified as components of equity.

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

In the following table, we disclose the combined gross balance of our fixed assets, capitalized software, and intangible assets by geographical location (in thousands):

	As of September 30, 2022	As of December 31, 2021
Long-lived assets:
United States	$28,234	$32,356
Canada	6,102	5,229
Total	$34,336	$37,585

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

The FABS issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplified the accounting for convertible instruments. ASU 2020-06 eliminated certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, ASU 2020-06 eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. ASU 2020-06 also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effects of shares settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is required to be adopted by us beginning on January 1, 2023 and must be applied using either a modified or full retrospective approach. We are currently evaluating the impact ASU 2020-06 will have on our consolidated financial statements.

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

Subsequent Events

Management has evaluated all of our activities through the issuance date of our condensed consolidated financial statements and has concluded that, with the exception of (i) the issuance of preferred stock in an offering that closed on October 4, 2022 and their subsequent redemption on November 9, 2022, (ii) the approval by our shareholders of the Reverse Stock Split on November 7, 2022 and its effectuation on November 8, 2022, (iii) the offering of 402,345 shares of Common Stock through our ATM Program and (iv) the repricing of certain conversion and exercise prices resulting from the preferred share issuance, as disclosed in Notes 6 and 10, no other subsequent events have occurred that would require recognition in our condensed consolidated financial statements or disclosure in the notes thereto.

The effectuation of the Reverse Stock Split has been applied retrospectively to all periods presented throughout these financial statements. Accordingly, all disclosures of shares of Common Stock, restricted stock awards and restricted stock units herein and any corresponding reference to market, conversion and exercise prices have been adjusted. The following table summarizes the relevant disclosures prior to and after the Reverse Stock Split:

	Prior to Reverse Split	After Reverse Reverse Split
Common stock outstanding as of:
September 30, 2022	80,465,890	4,023,294
July 1, 2022	36,826,733	1,841,336
December 31, 2021	31,001,884	1,550,094
September 30, 2021	27,167,917	1,358,395
July 1, 2021	25,332,439	1,266,621
December 31, 2020	19,901,248	995,062
Common stock, par value $0.0001 as of:
September 30, 2022	$8,047	$402
July 1, 2022	$3,680	$184
December 31, 2021	$3,100	$155
September 30, 2021	$2,717	$136
July 1, 2021	$2,533	$127
December 31, 2020	$1,990	$100
Additional paid-in capital as of:
September 30, 2022	$159,834,155	$159,841,800
July 1, 2022	$150,438,437	$150,441,933
December 31, 2021	$146,027,258	$146,030,203
September 30, 2021	$132,803,659	$132,806,240
July 1, 2021	$123,856,649	$123,859,055
December 31, 2020	$94,086,433	$94,088,323
Weighted average common stock outstanding:
Three months ended September 30, 2022	77,676,935	3,883,847
Three months ended September 30, 2021	26,442,446	1,322,122
Nine months ended September 30, 2022	48,425,236	2,421,262
Nine months ended September 30, 2021	24,312,510	1,215,626

	Prior to Split	After Reverse Split
Loss per share:
Three months ended September 30, 2022	$(0.03)	$(0.59)
Three months ended September 30, 2021	$(0.06)	$(1.17)
Nine months ended September 30, 2022	$(1.11)	$(22.23)
Nine months ended September 30, 2021	$(0.58)	$(11.61)
Selected exercise and conversion prices:
2022 Common warrant	$0.2300	$4.6000
2022 Underwriter warrant	$0.2300	$4.6000
2022 Pre-funded warrant	$0.0001	$0.0020
2019 Public and Private warrants	$11.5000	$230.0000
Senior Convertible Notes conversion price	$0.3105	$6.2100
Outstanding common stock equivalents (assuming exercise and vesting, as applicable, of the underlying instruments):
2019 Public warrants	5,813,804	290,690
2019 Private warrants	225,635	11,282
2022 Common warrants	43,478,261	2,173,913
2022 Underwriter warrants	2,173,913	108,696
Unvested restricted stock units	291,983	14,599
Unvested restricted stock awards	6,679	334

Note 3 – Significant Transactions

Restructuring

In May 2022, we implemented the Restructuring as approved by our board of directors. The Restructuring resulted in a reduction of the Company’s workforce by 59 employees, or approximately 33 percent of the Company. We incurred costs of approximately $0.6 million in severance benefits, including employee insurance, associated payroll taxes and legal costs in connection with the Restructuring. Of the total amount incurred, $0.3 million was included in Sales and marketing costs, $0.3 million was recorded in Product development and less than $0.1 million was included in Cost of revenue and General and administrative expenses, respectively. All amounts directly attributable to the severed employees were settled in cash through the period ended September 30, 2022. Accordingly, we have no material obligations remaining associated with the Restructuring. In addition to the reduction in force, the Company's executive leadership team agreed to a temporary 25 percent reduction in salary, subject to certain conditions.

2021 Acquisitions

Viridian Sciences

On April 1, 2021, we completed the acquisition of Viridian, a cannabis business management software provider that is built on SAP Business One. We acquired Viridian in exchange for 50,000 shares of our Common Stock valued at $6.0 million. In addition to the stock consideration, the agreement provides for contingent consideration of up to $1.0 million, payable in additional common stock, if Viridian meets certain revenue criteria. We finalized our purchase price accounting during the three months ended March 31, 2022 and there were no changes to the previously disclosed purchase price accounting.

365 Cannabis

On October 1, 2021, we acquired all the issued and outstanding shares of 365 Cannabis. Under the terms of the stock purchase agreement (the “Stock Purchase Agreement”), the aggregate consideration for the 365 Cannabis shares consisted of an initial purchase price of (1) $5.0 million in cash, (2) $12.0 million in stock, which was settled by issuing 180,000 shares of our Common Stock, and (3) contingent value rights to be issued pursuant to a rights indenture entitling the holders thereof to receive, subject to certain adjustments as set forth in the Stock Purchase Agreement, an aggregate of up to $8.0 million in stock, in the event that 365 Cannabis achieves certain revenue targets as specified in the Stock Purchase Agreement. These rights are accounted for as contingent consideration and were initially measured at a fair value of $6.3 million. Upon the completion of the assessment period associated with the revenue targets, the fair value of the contingent consideration was reduced to $3.3 million as of September 30, 2022 with a corresponding adjustment reflected in our loss from operations for the periods ended September 30, 2022.

We reached a working capital settlement agreement during the first quarter of 2022 in the amount of $1.5 million. As a result of this post-close adjustment, the 365 Cannabis purchase price was reduced by $1.5 million. This was recorded as follows: (1) a receivable of $0.4 million was recorded in other current assets on our condensed consolidated balance sheet as of March 31, 2022 and was received in the second quarter of 2022, (2) a reduction of $0.2 million was made to the working capital accrual that was recorded as of December 31, 2021, and (3) 13,988 shares of Common Stock valued at $0.9 million that were held in escrow were released back to Akerna to address the remainder of the working capital adjustment.

On May 23, 2022, we and the sellers of 365 Cannabis entered into an amendment (the “Amendment”) to the Stock Purchase Agreement in order to provide the sellers an election to have the potential earn-out payment, recognized as contingent consideration in the table below, paid in cash or Common Stock or in any combination thereof. Under the Amendment, if a seller elects to have any portion of the earn-out payment paid in cash such amount payable will be reduced by 25%.

The fair value of the consideration transferred as of the date of acquisition is reflected in the table below (in thousands):

Shares issued	$11,060
Cash	4,982
Contingent consideration (1)	6,300
Total fair value of consideration transferred	$22,342
 (1) The fair value of the acquisition date contingent consideration was reduced to $6.3 million during the three months ended September 30, 2022.

The presentation below reflects our final purchase price allocation, summarizing the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$527
Accounts receivable	486
Prepaid expenses and other current asset	261
Fixed assets	93
Non-compete agreement	80
Acquired technology	1,040
Customer relationships	13,810
Acquired trade name	270
Goodwill	12,489
Accounts payable and accrued expenses	(2,588)
Deferred tax liabilities	(826)
Deferred revenue	(3,300)
Net assets acquired	$22,342

The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes.

Pro Forma Financial Information

The following unaudited pro forma consolidated operating results give effect to the Viridian and 365 Cannabis acquisitions, as if they had been completed as of January 1, 2021 (in thousands):

Nine Months Ended
September 30,
2021
Revenue	$22,218,616
Net loss	$(15,472,157)

Three Months Ended
September 30,
2021
Revenue	$7,520,320
Net loss	$(1,982,553)

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

Note 4  – Revenue and Contracts with Customers

We recognize revenue when a customer obtains the benefit of promised services, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. In determining the amount of revenue to be recognized, we perform the following steps: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Software Revenue. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, Ample, Trellis, Viridian, 365 Cannabis, and our government regulatory platform, Leaf Data Systems, and the sale of business intelligence, data analytics and other software related services. For our SMB customers, software contracts are generally annual contracts paid monthly in advance of service and typically cancellable upon 30 days’ notice after the end of the contract period. Leaf Data Systems contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Our enterprise contracts are typically multi-year contracts paid monthly in advance of services and are generally cancellable with at least one month’s notice before the end of the contract period. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When a collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized ratably over the expected term of the contract, including expected renewals.

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

Disaggregation of Revenue

We derive the majority of our revenue from subscription fees paid for access to and usage of our “software as a service,” or SaaS, solutions for a specified period of time, typically one to three years. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Our contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of our software at any time.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

The following tables summarizes our revenue disaggregation of enterprise offerings and non-enterprise offerings for the following periods (in thousands):

	Nine Months Ended September 30,
	2022	2021
Enterprise	$8,478	$2,366
Non-enterprise	9,972	11,690
	$18,450	$14,056

	Nine Months Ended September 30,
	2022	2021
United States	$12,814	$10,272
Canada	5,636	3,784
	$18,450	$14,056

Contracts with Multiple Performance Obligations

Customers may elect to purchase a subscription to multiple modules, multiple modules with multiple service levels, or, for certain of the Company’s solutions. We evaluate such contracts to determine whether the services to be provided are distinct and accordingly should be accounted for as separate performance obligations. If we determine that a contract has multiple performance obligations, the transaction price, which is the total price of the contract, is allocated to each performance obligation based on a relative standalone selling price method. We estimate standalone selling price based on observable prices in past transactions for which the product offering subject to the performance obligation has been sold separately. As the performance obligations are satisfied, revenue is recognized as discussed above in the product descriptions.

Transaction Price Allocated to Future Performance Obligation

GAAP provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As many of the contracts the Company has entered into with customers are for a twelve-month subscription term, a significant portion of performance obligations that have not yet been satisfied as of September 30, 2022 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $23.0 million as of September 30, 2022, of which $12.2 million is expected to be recognized as revenue over the next twelve months.

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

The following table summarizes deferred revenue activity for the nine months ended September 30, 2022 (in thousands):

	As of December 31, 2021	Net additions	Revenue recognized	As of September 30, 2022
Deferred revenue	$4,126	11,793	(13,269)	$2,650

Of the $18.4 million of revenue recognized in the nine months ended September 30, 2022, $3.8 million was included in deferred revenue at December 31, 2021.

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

The following table summarizes deferred contract cost activity for the nine months ended September 30, 2022 (in thousands):

	As of December 31, 2021	Additions	Amortized costs	As of September 30, 2022
Deferred contract costs	$261	289	(276)	$274

Note 5 - Goodwill and Intangible Assets, net

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

Enterprise Reporting Unit

During the six months ended June 30, 2022, due primarily to a continued decline in market valuation from December 31, 2021, we recorded an impairment expense of $12.9 million to goodwill for our enterprise reporting unit. To perform our analysis, we applied a 50% weighting to the market approach and 50% weighted to the income approach. We did not record any impairments during the three months ended September 30, 2022 as well as the three and nine months ended September 30, 2021.

Non-Enterprise Reporting Unit

During the six months ended June 30, 2022, due primarily due to a continued decline in market valuation from December 31, 2021, we recorded impairment expenses of $23.5 million including impairments of $12.3 million and $11.2 million for each of the three months ended March 31, 2022 and June 30, 2022, respectively, related to our non-enterprise reporting unit. To perform our analysis, we applied a 25% weighting to the income approach and a 75% weighting to the market approach. We did not record any impairments during the three months ended September 30, 2022 as well as the three and nine months ended September 30, 2021.

Finite-lived Intangible Assets, Net

We performed a two step impairment test for the asset groups that had indicators of impairment during the three months ended June 30, 2022 and as a result of these analyses, we recorded impairments of $3.2 million attributable to certain intangible assets and capitalized software associated with one specific business line within the Non-Enterprise Reporting Unit. We did not record any impairments during the three months ended September 30, 2022 as well as the three and nine months ended September 30, 2021.

Note 6 – Long Term Debt

Long-term debt was comprised of the following as of  the dates presented:

	September 30, 2022	December 31, 2021
Fair value of debt	14,475,000	17,305,000
Less: Current portion	(9,900,000)	(13,200,000)
Noncurrent portion	$4,575,000	$4,105,000

Senior Convertible Notes

On October 5, 2021, we entered into the SPA resulting in the issuance of the Senior Convertible Notes to two institutional investors in a private placement transaction. The Senior Convertible Notes were issued for an aggregate principal amount of $20.0 million for $18.0 million reflecting an original issue discount of 10 percent or $2.0 million. The net proceeds from the issuance of the Senior Convertible Notes were used to payoff and retire convertible notes that were issued in 2020 (the “2020 Notes”) and fund our growth initiatives through acquisitions and continued investment in our technology infrastructure. The Senior Convertible Notes rank senior to all of our other and future indebtedness. The Senior Convertible Notes mature on October 4, 2024 and can be repaid in shares of Common Stock or cash. The Senior Convertible Notes are convertible into shares of Common Stock of Akerna at a conversion price of $4.75 per share effective October 4, 2022 which represents an adjustment, as required by the SPA, from $6.21 per share as a result of the offering of convertible preferred stock on that date (see Note 10). The Senior Convertible Notes are to be repaid in monthly installments, which was deferred to January 1, 2023 in connection with the Convertible Notes Amendment (see below).

In connection with the SPA and the Senior Convertible Notes, we and certain of our subsidiaries entered into an amended Security and Pledge Agreement (the “Security Agreement”) with the lead investor, in its capacity as collateral agent (in such capacity, the “Collateral Agent”) for all holders of the Senior Convertible Notes. The Security Agreement creates a first priority security interest in all of the personal property of the Company and certain of its subsidiaries of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future (the “Collateral”).

Upon the occurrence of an “Event of Default” under the Security Agreement, the Collateral Agent will have certain rights under the Security Agreement including taking control of the Collateral and, in certain circumstances, selling the Collateral to cover obligations owed to the holders of the Senior Convertible Notes pursuant to its terms. An “Event of Default” under the Security Agreement means (i) any defined event of default under any one or more of the transaction documents (including the Senior Convertible Notes), in each instance, after giving effect to any notice, grace, or cure periods provided for in the applicable document, (ii) the failure by us to pay any amounts when due under the Senior Convertible Notes or any other transaction document, or (iii) the breach of any representation, warranty or covenant by the Company under the Security Agreement.

In connection with the occurrence of an event of default, the holders of the Senior Convertible Notes will be entitled to convert all or any portion of the Senior Convertible Notes at an alternate conversion price equal to the lower of (i) the conversion price then in effect, or (ii) 80% of the lower of (x) the volume-weighted average price (“VWAP”) of the Common Stock as of the trading day immediately preceding the applicable date of determination, or (y) the quotient of (A) the sum of the VWAP of Common Stock for each of the two trading days with the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than $10.80 per share.

On June 30, 2022, we and the holders Senior Convertible Notes entered into the Convertible Notes Amendment and added covenants such that (a) we are subject to a daily cash test of having an available cash balance of at least $7.0 million, which amount shall be reduced by $1.0 million on each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14.0 million and $11.0 million, subject in all cases to a minimum of $5.0 million, and (b) we established and maintain bank accounts for each holder for an aggregate amount of $7.0 million with such amount to be released from the accounts only upon the written consent of such holder, provided that $1.0 million will automatically release from the accounts upon the occurrence of each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14.0 million and $11.0 million, subject to certain conditions. Further the holders of the Senior Convertible Notes waived provisions such that (i) no amortization payments are due and payable for any payments previously required to be made from July 1, 2022 through January 1, 2023, (ii) the holders of the Senior Convertible Notes will not accelerate any previously deferred installment amounts until January 1, 2023 and (iii) the terms of the SPA which would provide for reset of the conversion price of the Senior Convertible Notes as a result of the issuance of securities under the 2022 Unit Offering (see Note 10) and instead agree to a reset of the conversion price equal to a per share price of 135% of the 2022 Unit Offering price, or $6.21 per unit, which was subsequently reduced to $4.75 per share on October 4, 2022 as described above.

On September 27, 2022, the holders of the Senior Convertible Notes granted a waiver of the Required Reserve Amount under the Senior Convertible Notes and SPA for a period retroactive from August 30, 2022 until November 30, 2022 conditioned on the Company pursuing the Reverse Stock Split by no later than November 30, 2022, to cure the deficiency.

2020 Notes

We issued 2020 Notes with a principal amount of $17.0 million at a purchase price of $15.0 million on June 9, 2020. The 2020 Notes were paid in full on October 5, 2021 and were replaced by the Senior Convertible Notes.

Method of Accounting and Activity During the Periods

Upon the dates that they were issued, we made irrevocable elections to apply the fair value option to account for each of the Senior Convertible Notes and the 2020 Notes. Disclosures, including the assumptions used to determine the fair values of these debt instruments, are provided in Note 11.

During the nine months ended September 30, 2022, we made $5.4 million in principal payments on the Senior Convertible Notes, of which $1.4 million was settled in cash and the remaining $3.9 million was settled in Common Stock. During the nine months ended September 30, 2022, the fair value of the Senior Convertible Notes increased by $2.5 million. Of the adjustment, a decrease of $0.3 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and an increase of $2.8 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes. As of September 30, 2022, the fair value of the Senior Convertible Notes on our consolidated balance sheet was $14.5 million. During the nine months ended September 30, 2021, we made $11.6 million in principal payments on the 2020 Notes, of which $1.2 million was settled in cash and the remaining $10.4 million was settled in Common Stock. During the nine months ended September 30, 2021, the fair value of the 2020 Notes increased by $2.0 million. Of the adjustment, an increase of less than $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and an increase of $2.0 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes.

Note 7  - Income Taxes

Our effective tax rate was 0.50% and 0.07% for the nine months ended September 30, 2022 and 2021, respectively. Differences between the statutory rate and our effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses. Our effective tax rate is impacted by indefinite-lived deferred tax liabilities, resulting primarily from the acquisition of 365 Cannabis, which cannot be considered as a source of future taxable income available to utilize recorded deferred tax assets based on the Company’s scheduling and the 80% limit on the utilization of net operating loss carry forwards under current US tax law. Uncertain tax positions related to penalties of less than $0.1 million have been reversed for the three months ended September 30, 2022 as a result of the Internal Revenue Service’s dismissal of the potential penalties. We paid a total of less than $0.1 million for income taxes, net of refunds received, in certain state and national jurisdictions during each of the nine months ended September 30, 2022 and 2021, respectively.

Note 8  - Supplemental Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2022	2021
Software and technology	$399,824	$687,740
Professional services, dues and subscriptions	297,106	546,126
Insurance	215,762	264,097
Deferred contract costs	273,521	260,899
Unbilled receivables	841,453	506,984
Other	302,366	117,918
Total prepaid expenses and other current assets	$2,330,032	$2,383,764

Accounts payable, accrued expenses, and other accrued liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2022	2021
Accounts payable	$1,270,695	$1,943,457
Professional fees	234,750	319,590
Sales taxes	515,789	360,361
Compensation	517,359	1,123,467
Contractors	556,766	1,288,730
Settlements and legal	1,084,294	681,045
Other	451,028	346,870
Total accounts payable, accrued expenses, and other accrued liabilities	$4,630,681	$6,063,520

Note 9 - Commitments and Contingencies

Litigation

On December 4, 2020, TechMagic USA LLC (“TechMagic”) filed suit against our wholly-owned subsidiary, Solo, in the Massachusetts Superior Court, Department Business Litigation, seeking recovery for certain unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 (the “Master Services Agreement”) by and between TechMagic and Solo. The suit sought recovery for continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties disputed the effective date of the termination. Solo disputed the validity of the invoices, in whole or in part. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of less than 5% of our issued and outstanding shares of Common Stock is, to our knowledge, the founder and one of the principal managers of TechMagic. On May 21, 2021, Solo filed suit against two of Solo’s former directors, Mr. Shah and Palle Pedersen. Solo sought recovery for Mr. Shah’s intentional interference with contractual relations, and the defendant's breaches of various fiduciary duties owed to Solo. Defendant Shah engaged in improper communications with Solo’s customers with the intent that those customers cease their contractual relations with Solo. The defendants also entered into an improper contract with a contractual counter party with whom the defendants had a conflict of interest. The defendants filed a motion to dismiss, which the court found unpersuasive and denied. In July 2022, we entered into an agreement with TechMagic and the defendants to dismiss all litigation and claims described above. In connection with the settlement agreement, we reversed our previously accrued loss contingency of $0.5 million during the quarter ended June 30, 2022.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and our wholly-owned subsidiary, MJ Freeway, LLC, in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2.0 million for services allegedly provided pursuant to a Subcontractor Agreement between MJ Freeway and TreCom. MJ Freeway provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJ Freeway disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. As of December 31, 2021 and September 30, 2022, we recognized a loss contingency of $0.2 million.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2022, and through the date these consolidated financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the consolidated financial statements.

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

Note 10 – Equity

Convertible Redeemable Preferred Stock

On October 4, 2022, we completed an offering 400,000 of shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Convertible Redeemable Preferred Stock”), at an offering price of $9.50 per share, representing a 5% original issue discount to the stated value of $10.00 per share, for gross proceeds of approximately $4.75 million in the aggregate, before the deduction of the fees and offering expenses of our financial advisor. The aggregate net proceeds (after deducting the fees and expenses of our financial advisor) together with the additional amount to provide for the 105% redemption premium on the Convertible Redeemable Preferred Stock was deposited in an account with an escrow agent. The shares of the Convertible Redeemable Preferred Stock are convertible, at a conversion price of $0.25 per share (subject in certain circumstances to adjustments), into shares of our Common Stock, at the option of the holders and, in certain circumstances, by the Company.

On November 7, 2022, we held a special meeting of stockholders to consider an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation (the “Charter”), to effect a reverse stock split of the outstanding shares of Common Stock by a ratio of 20 for 1 as determined by our Board of Directors. The holders of the Convertible Redeemable Preferred Stock agreed to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Convertible Redeemable Preferred Stock until the Reverse Stock Split, voted the shares of the Series A Preferred Stock purchased in the offering in favor of the Amendment and voted the shares of the Series B Preferred Stock purchased in the offering in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that did not vote), the Company’s special voting share (excluding any proportion of the special voting share that did not vote) and Series A Preferred Stock voted on the Reverse Stock Split. The Reverse Stock Split required the approval of the majority of the issued and outstanding shares entitled to vote on the matter. Because the Series B Preferred Stock was automatically and without further action of the holder voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted), the Company’s special voting share (excluding any proportion of the special voting share that was not voted) and Series A Preferred Stock voted on the Reverse Stock Split, abstentions by common stockholders did not have any effect on the votes cast by the holders of the Series B Preferred Stock. The Amendment was approved on November 7, 2022 and the Reverse Stock Split was effectuated at 12:01 a.m. Eastern Standard Time on November 8, 2022 (see Note 2 for the effects of the retroactive application of the effects for all of the periods presented herein).

The holders of all of the Convertible Redeemable Preferred Stock redeemed their shares for cash at 105% of the stated value, or $10.50 per share, of such shares on November 9, 2022. Accordingly, we directed the escrow agent to pay $5.25 million on November 10, 2022 to the holders from the escrow account established upon the date of the Convertible Redeemable Preferred Stock offering.

Special Voting Preferred Stock and Exchangeable Shares

In connection with a prior transaction in which we acquired Ample in exchange for 3,294,580 million shares of exchangeable shares (the “Exchangeable Shares”), we issued of a single share of our special voting preferred stock (the “Special Voting Preferred Stock”), for the purpose of ensuring that each Exchangeable Share is substantially the economic and voting equivalent of a share of Akerna Common Stock and that each Exchangeable Share is exchangeable on a 20-for-one basis for a share of Akerna Common Stock, subject to certain limitations and adjustments, including adjustment to reflect the Reverse Stock Split. Each holder of Exchangeable Shares effectively has the ability to cast votes along with holders of Akerna Common Stock. The Exchangeable Shares do not have a par value. The Special Voting Preferred stock has a par value of $0.0001 per share and a preference in liquidation of $1.00. The Special Voting Preferred Stock entitles the holder to an aggregate number of votes equal to the number of the Exchangeable Shares issued and outstanding from time to time and which we do not own. The holder of the Special Voting Preferred Stock and the holders of shares of Akerna Common Stock will both vote together as a single class on all matters submitted to a vote of our shareholders. At such time as the Special Voting Preferred Stock has no votes attached to it, the share shall be automatically cancelled.

During the nine months ended September 30, 2022, several Ample shareholders exchanged a total of 18,094 Exchangeable Shares with a value of $138,419 for 904 shares of Akerna Common Stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of September 30, 2022, there were a total of 291,192 exchangeable shares remaining as issued and outstanding which could be exchanged for 14,560 shares of Akerna Common Stock.

ATM Program

In 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) and A.G.P./Alliance Global Partners (“AGP”) pursuant to which we could offer and sell from time to time, up to $25 million of shares of our Common Stock through an “at the market” equity offering program (the “2021 ATM Program”). From its inception through September 23, 2022, a total of 118,629 shares of Common Stock with an aggregate gross purchase price of $2.7 million, including 90,809 shares with an aggregate gross purchase price of $0.8 million sold during 2022, were sold under the 2021 ATM Program. On September 23, 2022, we, Oppenheimer and AGP mutually agreed to terminate the 2021 ATM Program.

On September 28, 2022, we entered into a new agreement with AGP pursuant to which we may offer and sell up to $20.0 million of shares of our Common Stock (the “2022 ATM Program”) from time to time through AGP as the sales agent for which they will receive a commission of 3.0% of the gross proceeds. The 2022 ATM Program is currently limited to $3.5 million due to certain restrictions imposed by the registration statement underlying the offering (the “Baby Shelf Limitation”). Under the Baby Shelf Limitation, we may not offer Common Stock under the registration statement with a value of more than one-third of the aggregate market value of our Common Stock held by non-affiliates in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million. Net proceeds from the sale of Common Stock under the 2022 ATM Program will be used for general corporate purposes including working capital, marketing, product development and capital expenditures. Through November 10, 2022, we sold a total of 402,345 shares of Common Stock with an aggregate gross purchase price of $0.9 million under the 2022 ATM Program.

2022 Unit Offering

On July 5, 2022, we completed the 2022 Unit Offering which was comprised of an aggregate of (i) 29,382,861 units consisting of 1,469,143 shares of Common Stock together with Common Stock warrants (the “Common Warrants”) to purchase up to 1,469,143 shares of Common Stock (together, the “Units”) and (ii) 14,095,400 pre-funded units, consisting of 14,095,400 pre-funded warrants (“Pre-funded Warrants”) to purchase 704,770 shares of Common Stock, together with Common Warrants to purchase up to 704,770 shares of Common Stock (together, the “Pre-funded Units”). The Units were sold at a public offering price of $0.23 per unit and the Pre-funded Units were sold at a public offering price of $0.2299 per pre-funded unit. The Pre-Funded Warrants were exercised immediately thereafter at their nominal exercise price of $0.002 per share. The Common Warrants accompanying each of the Units and Pre-funded Units were issued separately and are immediately tradeable separately upon issuance. The Common Warrants have an exercise price of $4.60 per share subject to certain adjustments, are immediately exercisable and will expire five years from the date of issuance. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Common Warrants was reduced to $3.518 per share effective October 5, 2022.

We granted the Underwriter a 45-day option from the effective date of the 2022 Unit Offering to purchase from us (i) additional shares of Common Stock and/or (ii) Common Warrants and/or (iii) Pre-Funded Warrants, in any combination thereof solely to cover over-allotments(the “Over-allotment Option”); however, the Over-allotment Option expired unexercised on August 14, 2022. In addition, we issued to the Underwriter warrants to purchase additional shares of Common Stock (the “Underwriter Warrants”). Upon the expiration of the Over-allotment Option, the Underwriter Warrants provided for the purchase of up to 108,696 shares of Common Stock . The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after June 29, 2022 (the “Effective Date”) and ending five years from the Effective Date, at a price per share equal to $4.60, subject to certain adjustments. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Underwriter Warrants was reduced to $3.518 per share effective October 5, 2022. The Underwriter Warrants may be transferred by the Underwriter without restriction during the same period.

The Unit Offering closed on July 5, 2022 and we received net proceeds of approximately $9.2 million after deducting underwriting discounts and commissions and related expenses including legal and other professional fees. In connection with the Convertible Notes Amendment, a total of $7.0 million of the proceeds were deposited into certain restricted cash accounts. We used the remaining net proceeds from the 2022 Unit Offering for general corporate purposes, including working capital, marketing, product development and capital expenditures. As of September 30, 2022, a total of 45,652,174 warrants exercisable for 2,282,609 shares of Common Stock remain outstanding from the 2022 Unit Offering including 43,478,261 Common Warrants exercisable for 2,173,913 shares of Common Stock and 2,173,913 Underwriter Warrants exercisable for 108,696 shares of Common Stock. In accordance with our policy, we assessed the warrants issued in connection with the 2022 Unit Offering and determined that there are no instances outside of the Company’s control that could require cash settlement. In addition, we determined that the warrants issued in connection with the 2022 Unit Offering do not meet the definition of a derivative as they are indexed to the Company’s Common Stock and they satisfy all of the additional qualifications to be classified within equity. Accordingly, the net proceeds of $9.2 million were recorded as: (i) an increase to Common Stock of $217 representing the issuance of 1,469,143 shares of Common Stock attributable to the Units and the issuance of 704,770 shares of Common Stock from the exercise of the Pre-funded Warrants, both at their par value of $0.0001 per share and (ii) an increase to Additional Paid-In Capital of $9.2 million for the amounts received over par value less the underwriting discounts and commissions and related expenses including legal and other professional fees.

2019 Warrants

In connection with MTech Acquisition Corp.’s (“MTech”) initial public offering, MTech sold 287,500 units at a purchase price of $200.00 per unit, inclusive of 37,500 units sold to the underwriters on February 8, 2018, upon the underwriters’ election to fully exercise their over-allotment option. Each unit consisted of one share of MTech’s common stock and one warrant of MTech (“MTech Public Warrant”). Each MTech Public Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $230.00. Concurrently with MTech’s initial public offering, MTech sold 12,187 units at a purchase price of $200.00 per unit on a private offering basis.  Each unit consisted of one share of MTech’s common stock and one warrant of MTech (“MTech Private Warrant”). Each MTech Private Warrant entitled the holder to purchase one share of MTech’s common stock at an exercise price of $230.00.

Upon completion of the mergers between MTech and MJF on June 17, 2019, as contemplated by the Merger Agreement dated October 10, 2018, as amended (“Mergers”), the MTech Public Warrants and the MTech Private Warrants were converted, respectively, at an exchange ratio of one-for-one to a warrant to purchase one share of Akerna’s Common Stock with identical terms and conditions as the MTech Public Warrants (“Public Warrant”) and the MTech Private Warrants (“Private Warrant”, collectively with the Public Warrants, “Warrants”)  In connection with the completion of the Mergers, we also issued 9,468 common stock purchase warrants upon the cashless exercise of a unit purchase option, which warrants have identical terms to the Public Warrants and are included in references to Public Warrants and Warrants herein.

Outstanding Warrants

The following table summarizes our warrants outstanding as of the dates presented:

	Exercise Price	Expiration Date	Balance as of December 31, 2021	Issued	Exercised	Expired	Balance as of September 30, 2022
2019 Public Warrants (1)	$230.00	6/19/2024	5,813,800	—	—	—	5,813,800
2022 Unit Offering
Pre-funded Warrants (2)	$0.002	6/29/2027	—	14,095,400	(14,095,400)	—	-
Common Warrants (3)	$4.60	6/29/2027	—	43,478,261	—	—	43,478,261
Underwriter Warrants (3)	$4.60	6/29/2027	—	2,173,913	—	—	2,173,913
			5,813,800	59,747,574	(14,095,400)	—	51,465,974

(1) The 2019 Public Warrants are exercisable for 290,690 shares of Common Stock at $230.00 per share or a ratio of 20 warrants for one share of Common Stock.

(2) A total of 14,095,400 Pre-funded Warrants were issued and exercised in exchange for 704,770 shares of  Common Stock.

(3) The Common Warrants and Underwriter Warrants are exercisable for a combined amount of 2,282,609 shares of Common Stock at $4.60 per share or a ratio of 20 warrants for one share of Common Stock.
24

Note 11 - Fair Value

Fair Value Option Election – Convertible Notes

We elected to account for both the Senior Convertible Notes and the 2020 Notes by applying the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument-specific credit risk is recorded in other comprehensive income as a component of equity. The remaining estimated fair value adjustment is presented as a single line item within Other (expense) income in our condensed consolidated statements of operations under the caption, Change in fair value of convertible notes.

For the Senior Convertible Notes and the  2020 Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following represents a reconciliation of the fair values for the three and six months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022	2021
Fair value balance at beginning of period	$13,388,000	$6,152,000
Payments of principal	—	(2,344,226)
Change in fair value reported in the statements of operations	1,113,000	23,227
Change in fair value reported in other comprehensive loss	(26,000)	3,000
Fair value balance at end of period	$14,475,000	$3,834,001

	Nine Months Ended September 30,
	2022	2021
Fair value balance at beginning of period	$17,305,000	$13,398,000
Payments of principal	(5,380,000)	(11,613,903)
Change in fair value reported in the statements of operations	2,840,000	2,030,904
Change in fair value reported in other comprehensive loss	(290,000)	19,000
Fair value balance at end of period	$14,475,000	$3,834,001

The estimated fair values of the Senior Convertible Notes and 2020 Notes were computed using Monte Carlo simulations, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP. The unobservable inputs utilized for measuring the fair value of the Senior Convertible Notes and 2020 Notes reflect our assumptions about the assumptions that market participants would use in valuing the Senior Convertible Notes and 2020 Notes as of their issuance dates and subsequent reporting periods. The Convertible Notes Amendment qualified as a troubled debt restructuring (“TDR”); however, there was no impact on the consolidated balance sheet or in the statement of operations as a result of the TDR as the Senior Convertible Notes are recorded at their fair value.

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Models:

Fair Value Assumptions - Convertible Notes	September 30, 2022	December 31, 2021
Face value principal payable	$14,660,000	$20,000,000
Original conversion price (1)	$6.2100	$81.00
Value of Common Stock	$1.80	$35.00
Expected term (years)	2.0	2.8
Volatility	92%	75%
Market yield	45.3%	37.1%
Risk free rate	4.2%	1%
Issue date	October 5, 2021	October 5, 2021
Maturity date	October 5, 2024	October 5, 2024

(1) In accordance with the Convertible Notes Amendment, the conversion price was lowered to $6.21 per share from $81.00 per share through October 4, 2022 (see Note 10).

Fair Value Measurement – Private Warrants

For the Private Warrants classified as derivative liabilities, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following represents a reconciliation of the fair values for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022	2021
Fair value balance at beginning of period	$11,282	$354,247
Change in fair value reported in the statements of operations	(2,257)	(194,046)
Fair value balance at end of period	$9,025	$160,201

	Nine Months Ended September 30,
	2022	2021
Fair value balance at beginning of period	$63,178	$311,376
Change in fair value reported in the statements of operations	(54,153)	(151,175)
Fair value balance at end of period	$9,025	$160,201

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

We record the fair value of the Private Warrants on the consolidated balance sheets under the caption “Derivative liability” and recognize changes to the liability against earnings or loss each reporting period. Upon exercise of the Private Warrants, holders will receive a delivery of Akerna shares on a net or gross share basis per the terms of the Private Warrants and any exercise will reclassify the Private Warrants, at the time of exercise, to shareholder’s equity to reflect the equity transaction.  There are no periodic settlements prior to the holder exercising the Private Warrants. There were no transfers in or out of Level 3 from other levels for the fair value hierarchy.

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	September 30, 2022	December 31, 2021
Number of Private Warrants	225,635	225,635
Original conversion price	$230.00	$230.00
Value of Common Stock	$1.80	$35.00
Expected term (years)	1.71	2.46
Volatility	87.6%	85.8%
Risk free rate	4.1%	0.8%

Fair Value Measurement – 2022 Unit Offering Common and Underwriter Warrants

The fair value of the Common Warrants and Underwriter Warrants issued in connection with the 2022 Unit Offering represent a measurement within Level 3 of the fair value hierarchy and were estimated based on the following key inputs as of the date of the 2022 Unit Offering:

Fair Value Assumptions - 2022 Common and Underwriter Warrants	July 5, 2022
Exercise price	$4.60
Expected term (years)	5.0
Volatility	136.9%

We utilized a Black-Scholes-Merton option pricing model, which incorporates significant inputs, specifically the expected volatility, that are not observable in the market, and thus represents a Level 3 measurement as defined in GAAP. The unobservable inputs utilized for measuring the fair value of the Common and Underwriter Warrants reflect our estimates regarding the assumptions that market participants would have used in valuing the Warrants as of the date of the 2022 Unit Offering or July 5, 2022. The fair value of the Common Warrants and Underwriter Warrants was recorded in equity as a component of the net proceeds received from the 2022 Unit Offering (see Note 10).

Note 12 - Earning per Share

During the three and nine months ended September 30, 2022 and 2021, we used the two-class method to compute net loss per share because we issued securities other than common stock that are economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna Common Stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for our acquired ownership interest in Ample. The two-class method requires earnings for the period to be allocated between the Common Stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

Diluted net loss per common share is calculated under the two-class method by giving effect to all potentially dilutive common stock equivalents, including warrants, restricted stock, restricted stock units, and shares of common stock issuable upon conversion of our Senior Convertible Notes for periods in 2022 and 2020 Notes for periods in 2021. We analyzed the potential dilutive effect of any outstanding convertible securities under the “if-converted” method, in which it is assumed that the outstanding Exchangeable Shares and, in 2022, the Senior Convertible Notes, in 2021, the 2020 Notes, are converted to shares of Common Stock at the beginning of the period or date of issuance, if later. We report the more dilutive of the approaches (two-class or if-converted) as the diluted net loss per share during the period. The dilutive effect of unvested restricted stock and restricted stock units is reflected in diluted loss per share by application of the treasury stock method and is excluded when the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period.

The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	As of September 30,
	2022	2021
Shares issuable upon exchange of Exchangeable Shares	14,560	19,297
Shares of common stock issuable upon conversion of convertible notes (1)	—	63,921
Warrants
2019 Public Warrants	290,690	290,690
2022 Unit Offering - Common Warrants	2,173,913	—
2022 Unit Offering - Underwriter Warrants	108,696	—
Unvested restricted stock units	14,599	42,993
Unvested restricted stock awards	334	1,620
Total	2,602,792	418,521

 (1) Amounts for shares of common stock issuable upon conversion of convertible notes were excluded for the 2022 period due to the waiver of the Required Reserve Amount (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

Executing upon our expansion strategy, we acquire complementary software brands that service the cannabis industry to grow the scope of Akerna’s cannabis ecosystem. Since 2019, we have integrated nine new brands into the Akerna product and service offering. Our first acquisition, Solo Sciences (“Solo”), was initiated in the fall of 2019, with the full acquisition completed in July 2020. We added Trellis Solutions (“Trellis”) to our portfolio on April 10, 2020 and finalized the acquisition of Ample Organics (“Ample”) and Last Call Analytics (“Last Call”) on July 7, 2020. On April 1, 2021 we completed our acquisition of Viridian Sciences Inc. (“Viridian”), a cannabis business management software system built on SAP Business One, followed by the acquisition of The NAV People, Inc. d.b.a 365 Cannabis (“365” Cannabis”), a cannabis business management software system built on Microsoft Business Central, on October 1, 2021. Through our growing family of companies, Akerna provides highly versatile platforms that equip our clients with a central data management system for tracking regulated products. Our solutions also provide clients with integrated security, transparency, and scalability capabilities, all while helping maintaining compliance with their governing regulations.

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

Enterprise Resource Planning (ERP) software is a business process management software that manages and integrates a company’s financials, manufacturing, inventory, supply chain, operations, commerce, and reporting activities. ERP systems improve an operator’s efficiency and effectiveness by eliminating disparate systems, consolidating business critical information in a single location, reducing double entry data, and streamlining operations. ERP software solutions built for cannabis operators combine traditional accounting, manufacturing, inventory, and supply chain management with cannabis-specific track and trace and compliance functionality.

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

Key Developments

The following general business developments had or may have a significant impact on our results of operations, financial position and cash flows.

Preferred Stock Offering and Reverse Stock Split

On October 4, 2022, we completed an offering 400,000 of shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Convertible Redeemable Preferred Stock”), at an offering price of $9.50 per share, representing a 5% original issue discount to the stated value of $10.00 per share, for gross proceeds of approximately $4.75 million in the aggregate, before the deduction of the fees and offering expenses of our financial advisor. The aggregate net proceeds (after deducting fees and offering expenses of our financial advisor) together with the additional amount to provide for the 105% redemption premium on the Convertible Redeemable Preferred Stock was deposited in an account with an escrow agent. The shares of the Convertible Redeemable Preferred Stock are convertible, at a conversion price of $0.25 per share (subject in certain circumstances to adjustments), into shares of our common stock, par value $0.0001 per share (“Common Stock”), at the option of the holders and, in certain circumstances, by the Company.

On November 7, 2022, we held a special meeting of stockholders to consider an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation (the “Charter”), to effect a reverse stock split of the outstanding shares of Common Stock by a ratio of 20 for 1 (the “Reverse Stock Split”) as determined by our Board of Directors. The Amendment was approved and the Reverse Stock Split was effectuated at 12:01 a.m. Eastern Standard Time on November 8, 2022 (see Note 2 for the effects of the retroactive application of the effects for all of the periods presented herein).

ATM Offering Program

On September 28, 2022, we entered into a new agreement with A.G.P./Alliance Global Partners (“AGP”) pursuant to which we may offer and sell up to $20.0 million of shares of our Common Stock (the “2022 ATM Program”) from time to time through AGP as the sales agent for which they will receive a commission of 3.0% of the gross proceeds. The 2022 ATM Program is currently limited to $3.5 million due to certain restrictions imposed by the registration statement underlying the offering (the “Baby Shelf Limitation”). Under the Baby Shelf Limitation, we may not offer Common Stock under the registration statement with a value of more than one-third of the aggregate market value of our Common Stock held by non-affiliates in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million. Net proceeds from the sale of Common Stock under the 2022 ATM Program will be used for general corporate purposes including working capital, marketing, product development, capital expenditures and merger and acquisition activities. Through November 10, 2022, we sold a total of 402,345 shares of Common Stock with an aggregate gross purchase price of $0.9 million under the 2022 ATM Program.

Convertible Notes Amendment

On June 30, 2022, we and the holders that are parties to the securities purchase agreement (the “SPA”) associated with our 2021 Senior Convertible Notes (the “Senior Convertible Notes”) entered into an amendment and waiver agreement (the “Convertible Notes Amendment”) that added covenants such that (a) we are subject to a daily cash test of having an available cash balance of at least $7.0 million, which amount shall be reduced by $1.0 million on each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14.0 million and $11.0 million, subject in all cases to a minimum of $5.0 million, and (b) we established and maintain bank accounts for each holder for an aggregate amount of $7.0 million with such amount to be released from the accounts only upon the written consent of such holder, provided that $1.0 million will automatically release from the accounts upon the occurrence of each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14.0 million and $11.0 million, subject to certain conditions. Further the holders of the Senior Convertible Notes waived provisions such that (i) no amortization payments are due and payable for any payments previously required to be made from July 1, 2022 through January 1, 2023, (ii) the holders of the Senior Convertible Notes will not accelerate any previously deferred installment amounts until January 1, 2023 and (iii) the terms of the SPA which would provide for reset of the conversion price of the Senior Convertible Notes as a result of the issuance of securities under our offering of Common Stock and warrants (the “2022 Unit Offering”) and instead agree to a reset of the conversion price equal to a per share price of 135% of the 2022 Unit Offering price, or $6.21 per unit, which was subsequently reduced to $4.75 per share on October 4, 2022 in connection with the offering of the Convertible Preferred Stock.

2022 Unit Offering

On July 5, 2022, we completed the 2022 Unit Offering which was comprised of an aggregate of (i) 29,382,861 units consisting of 1,469,143 shares of Common Stock together with Common Stock warrants (the “Common Warrants”) to purchase up to 1,469,143 shares of Common Stock (together, the “Units”) and (ii) 14,095,400 pre-funded units, consisting of 14,095,400 pre-funded warrants (“Pre-funded Warrants”) to purchase 704,770 shares of Common Stock together with Common Warrants to purchase up to 704,770 shares of Common Stock (together, the “Pre-funded Units”). The Units were sold at a public offering price of $0.23 per unit and the Pre-funded Units were sold at a public offering price of $0.2299 per pre-funded unit. The Pre-Funded Warrants were exercised immediately thereafter at their nominal exercise price of $0.002 per share. The Common Warrants accompanying each of the Units and Pre-funded Units were issued separately and are immediately tradeable separately upon issuance. The Common Warrants have an exercise price of $4.60 per share subject to certain adjustments, are immediately exercisable and will expire five years from the date of issuance. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Common Warrants was reduced to $3.518 per share effective October 5, 2022.

We granted the Underwriter a 45-day option from the effective date of the 2022 Unit Offering to purchase from us (i) additional shares of Common Stock and/or (ii) Common Warrants and/or (iii) Pre-Funded Warrants, in any combination thereof solely to cover over-allotments (the “Over-allotment Option”); however, the Over-allotment Option expired unexercised on August 14, 2022. In addition, we issued to the Underwriter warrants to purchase additional shares of Common Stock (the “Underwriter Warrants”). Upon the expiration of the Over-allotment Option, the Underwriter Warrants provided for the purchase of up to 108,696 shares of Common Stock . The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after June 29, 2022 (the “Effective Date”) and ending five years from the Effective Date, at a price per share equal to $4.60, subject to certain adjustments, which was the public offering price per unit. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Underwriter Warrants was reduced to $3.518 per share effective October 5, 2022. The Underwriter Warrants may be transferred by the Underwriter without restriction during the same period.

The Unit Offering closed on July 5, 2022 and we received net proceeds of approximately $9.2 million after deducting underwriting discounts and commissions and related expenses including legal and other professional fees. In connection with the Convertible Notes Amendment, a total of $7.0 million of the proceeds were deposited into certain restricted cash accounts. We used the remaining net proceeds from the 2022 Unit Offering for general corporate purposes, including working capital, marketing, product development and capital expenditures. As of September 30, 2022, a total of 45,652,174 warrants exercisable for 2,282,609 shares of Common Stock remain outstanding from the 2022 Unit Offering including 43,478,261 Common Warrants exercisable for 2,173,913 shares of Common Stock and 2,173,913 Underwriter Warrants exercisable for 108,696 shares of Common Stock.

Restructuring

In May 2022, we implemented a corporate restructuring initiative (the “Restructuring”) as approved by our board of directors. The Restructuring resulted in a reduction of the Company’s workforce by 59 employees, or approximately 33 percent of the Company. We incurred costs of approximately $0.6 million in severance benefits, including employee insurance, associated payroll taxes and legal costs in connection with the Restructuring. Of the total amount incurred, $0.3 million was included in Sales and marketing costs, $0.3 million was recorded in Product development and less than $0.1 million was included in Cost of revenue and General and administrative expenses, respectively. All amounts directly attributable to the severed employees were settled in cash through the period ended September 30, 2022. Accordingly, we have no material obligations remaining associated with the Restructuring. In addition to the reduction in force, the Company’s executive leadership team agreed to a temporary 25 percent reduction in salary, subject to certain conditions.

Financial Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 96% and 91% of our revenue for the nine months ended September 30, 2022 and 2021, respectively.  Revenue from consulting services comprised approximately 3% and 8% of our revenue for nine months ended September 30, 2022 and 2021, respectively.

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

Results of Operations for the Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2022

The following table highlights our operating revenues and expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30		Change
	2022	2021	Period over Period
Revenues:
Software	$17,756,272	$12,809,841	$4,946,431	39%
Consulting	618,809	1,135,033	(516,224)	(45)%
Other	74,443	111,540	(37,097)	(33)%
Total revenue	18,449,524	14,056,414	4,393,110	31%

Cost of revenues	6,091,511	5,339,929	751,582	14%
Gross profit	12,358,013	8,716,485	3,641,528	42%
Gross profit margin	67%	62%

Operating expenses:
Product development:	5,240,922	4,517,836	723,086	16%
Sales and marketing	8,304,411	5,564,519	2,739,892	49%
General and administrative	6,812,617	8,306,417	(1,493,800)	(18)%
Depreciation and amortization	6,094,963	3,605,435	2,489,528	69%
Impairment of long-lived assets	39,600,587	—	39,600,587	nm
Change in fair value of contingent consideration	(3,000,000)	—	(3,000,000)	nm
Total operating expenses	63,053,500	21,994,207	41,059,293	nm

Loss from operations	$(50,695,487)	$(13,277,722)	$(37,417,765)	nm

nm – percentage change not meaningful

Revenue

Software Revenue

Total software revenue increased to $17.8 million for the nine months ended September 30, 2022 from $12.8 million for the nine months ended September 30, 2021, for an increase of $4.9 million, or 39%. Software revenue related to our enterprise offerings, Viridian and 365 Cannabis, for the nine months ended September 30, 2022 were $8.4 million, compared to $1.9 for the nine months ended September 30, 2021 and software revenue related to our non-enterprise offerings, which include MJ Platform, Ample, Trellis, Solo, and Leaf Data Systems, declined to $8.7 million for the nine months ended September 30, 2022 compared to $9.7 million for the nine months ended September 30, 2021. There was also a decrease in partnership and data revenue which was $0.6 million for the nine months ended September 30, 2022 compared to $1.2 million during the same period in the prior year. Software revenue accounted for 96% and 91% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. As indicated above, the increase in software revenue during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was attributable to revenue generated from our enterprise offerings sourced primarily from 365 Cannabis which was acquired during the fourth quarter of 2021. Also contributing to the increase was $0.4 million of non-recurring contract termination fees attributable to two customers.

Consulting Revenue

Consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $0.6 million for the nine months ended September 30, 2022 compared to $1.1 million for the nine months ended September 30, 2021, a decrease of $0.5 million, or 45%. Consulting revenue was 3% and 8% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity and the ongoing pandemic as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware, and other non-recurring revenues. Other revenue was less than $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Revenue

Our cost of revenue was $6.1 million for the nine months ended September 30, 2022,compared to $5.3 million for the nine months ended September 30, 2021, an increase of $0.8 million, or 14%. Total cost of revenue increased primarily as a result of an increase in software application and hosting expenses of $0.4 million and fees for Microsoft licenses in the amount of $1.2 million related to our acquisitions of Viridian and 365 Cannabis. These increases were partially offset by the reversal of  a litigation contingency of approximately $0.5 million (see Note 7 – Commitments and Contingencies to the consolidated financial statements for further discussion of the reversal of the litigation reserves) and lower platform license fees of  $0.3 million.

Gross Profit

Gross profit was $12.4 million for the nine months ended September 30, 2022, compared to $8.7 million for the nine months ended September 30, 2021, an increase of $3.6 million or 42%. The gross profit margin increased to 67% for the nine months ended September 30, 2022 from 62% for the nine months ended September 30, 2021.

Operating Expenses

Product Development

Product development expense was $5.2 million for the nine months ended September 30, 2022, compared to $4.5 million for the nine months ended September 30, 2021, an increase of $0.7 million, or 16%. Product development expense increased due primarily to the Viridian and 365 Cannabis acquisitions, which resulted in a $0.8 million increase in salary-related and contractor expenses for the nine months ended September 30, 2022 compared to the same period in the prior year as well as higher software and application costs and severance benefit costs associated with the Restructuring partially offset by lower recruiting and share-based compensation costs.

Sales and Marketing

Sales and marketing expense was $8.3 million for the nine months ended September 30, 2022, compared to $5.6 million for the nine months ended September 30, 2021, an increase of $2.7 million, or 49%. The increase in sales and marketing expense is primarily related to the acquisitions of Viridian and 365 Cannabis which resulted in an increase of $2.7 million in salary-related and contractor expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In addition, the 2022 period included higher software application costs of $0.1 million and approximately $0.3 million of severance benefits associated with the Restructuring. These increases in the 2022 period were partially offset by lower recruiting and share-based compensation costs of $0.4 million.

General and Administrative

General and administrative expense was $6.8 million for the nine months ended September 30, 2022, compared to $8.3 million for the nine months ended September 30, 2021, a decrease of $1.5 million, or 18%. The period in 2022 and 2021 include charges associated with office lease terminations and, in the case of 2021, the associated write-off of certain leasehold improvements. During the 2022 period, we terminated our Las Vegas office space which resulted in a restructuring charge of $0.5 million while the 2021 period reflected charges of $2.4 million associated with the exit from our former Toronto office. We also experienced lower acquisition-related costs of $0.3 million during the 2022 period as there was no significant in activity during 2022 as compared to 2021 which included the Viridian and 365 Cannabis acquisitions. Finally, we experienced lower stock-based compensation costs and lower occupancy costs in the 2022 period due primarily to the office closures and the reduction in employee headcount. These decreases were partially offset by higher bad debt expenses and board of director compensation costs of $0.1 million as well as $0.4 million of incremental professional fees and proxy-related expenses associated with the meetings to consider the Reverse Stock Split as well as for the nine months ended September 30, 2022 compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased to $6.1 million for the nine months ended September 30, 2022 from $3.6 million for the nine months ended September 30, 2021, an increase of $2.5 million, or 69%. The increase in amortization expense is primarily attributable to the acquired intangible assets from our Viridian and 365 Cannabis acquisitions in the amount of $1.0 million, which both occurred after September 30, 2021, as well as an increase in capitalized software in the amount of $1.5 million.

Impairment of Long-lived Assets

Due to a continued decline in market conditions from December 31, 2021, we recorded impairment charges of $36.4 million including $23.5 million attributable to goodwill associated with the non-enterprise reporting unit and $12.9 million associated with the goodwill of the enterprise reporting unit during the first half of 2022, compared to no impairment charge for the nine months ended September 30, 2021. In addition, we recorded impairments of $3.2 million attributable to certain intangible assets and capitalized software associated with one specific business line within the non-enterprise reporting unit during the nine months ended September 30, 2022 (see Note 5 – Goodwill and Intangible Assets, Net to the consolidated financial statements for further discussion on the impairments recorded).

Change in Fair Value of Contingent Consideration

In connection with our acquisition of 365 Cannabis in October 2021, we provided for contingent consideration to be paid in cash or Common Stock or any combination thereof in the event certain revenue targets, as specified in the underlying stock purchase agreement, were achieved within a defined assessment period subsequent to the date of acquisition. The contingent consideration was initially measured at a fair value of $6.3 million. Upon the completion of the assessment period associated with the revenue targets, the fair value of the contingent consideration was reduced to $3.3 million as of September 30, 2022.

Results of Operations for the Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table highlights our operating revenues and expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

	Three Months Ended September 30		Change
	2022	2021	Period over Period
Revenues:
Software	$5,326,830	$4,557,960	$768,870	17%
Consulting	76,500	551,402	(474,902)	(86)%
Other	9,472	26,140	(16,668)	(64)%
Total revenue	5,412,802	5,135,502	277,300	5%

Cost of revenues	2,051,862	1,971,382	80,480	4%
Gross profit	3,360,940	3,164,120	196,820	6%
Gross profit margin	62%	62%

Operating expenses:
Product development:	1,374,133	1,566,478	(192,345)	(12)%
Sales and marketing	1,882,980	2,002,461	(119,481)	(6)%
General and administrative	1,823,076	2,077,474	(254,398)	(12)%
Depreciation and amortization	2,118,739	1,238,420	880,319	71%
Impairment of long-lived assets	—	—	—	nm
Change in fair value of contingent consideration	(3,000,000)	—	(3,000,000)	nm
Total operating expenses	4,198,928	6,884,833	(2,685,905)	nm )

Loss from operations	$(837,988)	$(3,720,713)	$2,882,725	nm

nm – percentage change not meaningful

Revenue

Software Revenue

Total software revenue increased to $5.3 million for the three months ended September 30, 2022 from $4.6 million for the three months ended September 30, 2021, for an increase of $0.8 million, or 17%. Software revenue related to our enterprise offerings, Viridian and 365 Cannabis, for the three months ended September 30, 2022 were $2.6 million, compared to $0.9 for the three months ended September 30, 2021 and software revenue related to our non-enterprise offerings, which include MJ Platform, Ample, Trellis, Solo, and Leaf Data Systems, were $2.5 million for the three months ended September 30, 2022 compared to $3.1 million for the three months ended September 30, 2021. There was also a decrease in partnership and data revenue which was $0.2 million for the three months ended September 30, 2022 compared to $0.6 million during the same period in the prior year. Software revenue accounted for 98% and 89% of total revenue for the three months ended September 30, 2022 and 2021, respectively. As indicated above, the increase in software revenue during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was attributable to revenue generated from our enterprise offerings.

Consulting Revenue

Consulting revenue includes revenue generated from consulting services delivered to prospective and current cannabis, hemp and CBD businesses and business operators. Our consulting revenue was $0.1 million for the three months ended September 30, 2022 compared to $0.6 million for the three months ended September 30, 2021, a decrease of $0.5 million, or 86%. Consulting revenue was 1% and 11% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity and the ongoing pandemic as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware, and other non-recurring revenues. Other revenue was less than $0.1 million for each of the three months ended September 30, 2022 and 2021, respectively.

Cost of Revenue

Our cost of revenue was $2.1 million for the three months ended September 30, 2022, compared to $2.0 million for the three months ended September 30, 2021, an increase of $0.1 million, or 4%. The total cost of revenue increased primarily as a result of an increase in Microsoft licenses in the amount of $0.4 million related to our acquisitions of Viridian and 365 Cannabis partially offset by lower SAP platform license and hosting service costs of approximately $0.3 million.

Gross Profit

Gross profit was $3.4 million for the three months ended September 30, 2022, compared to $3.2 million for the three months ended September 30, 2021, an increase of $0.2 million or 6%. The gross profit margin was flat at 62% for each of the three  months ended September 30, 2022.

Operating Expenses

Product Development

Product development expense was $1.4 million for the three months ended September 30, 2022, compared to $1.6 million for the three months ended September 30, 2021, a decrease of $0.2 million, or 12%. Product development expense decreased primarily due to the effects of the headcount reductions from the Restructuring which lowered overall salary and benefits costs as well as stock-based compensation costs and lower recruiting expenses.

Sales and Marketing

Sales and marketing expense was $1.9 million for the three months ended September 30, 2022, compared to $2.0 million for the three months ended September 30, 2021, a decrease of $0.1 million, or 6%. The decrease is due primarilythe effects of the headcount reductions from the Restructuring which lowered the overall salary and benefits costs run rate and also reduced stock-based compensation costs. In addition, we incurred lower trade show and promotional expenses in the 2022 period. These decreases were partially offset by am increase on contractor and consulting costs.

General and Administrative

General and administrative expense was $1.8 million for the three months ended September 30, 2022, compared to $2.1 million for the three months ended September 30, 2021, a decrease of $0.3 million, or 12%. The decrease was due primarily to lower financing and acquisition-related costs as well as lower stock-based compensation and franchise tax costs in the 2022 period partially offset by higher bad debt expenses and board of director compensation costs as well as proxy-related expenses associated with the meetings to consider the Reverse Stock Split when compared to the 2021 period.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.1 million for the three months ended September 30, 2022 from $1.2 million for the three months ended September 30, 2021, an increase of $0.9 million, or 71%. The increase in amortization expense is primarily attributable to the acquired intangible assets from our Viridian and 365 Cannabis acquisitions in the amount of $0.2 million, which both occurred after September 30, 2021, as well as an increase in capitalized software in the amount of $0.7 million.

Impairment of Long-lived Assets

There were no impairment charges recognized in the three months ended September 30, 2022 and 2021.

Change in Fair Value of Contingent Consideration

In connection with our acquisition of 365 Cannabis in October 2021, we provided for contingent consideration to be paid in cash or Common Stock or any combination thereof in the event certain revenue targets, as specified in the underlying stock purchase agreement, were achieved within a defined assessment period subsequent to the date of acquisition. The contingent consideration was initially measured at a fair value of $6.3 million. Upon the completion of the assessment period associated with the revenue targets, the fair value of the contingent consideration was reduced to $3.3 million as of September 30, 2022.

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

We define EBITDA as net loss before interest income and expense, changes in fair value of convertible notes, changes in fair value of derivative liabilities, provision for income taxes, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	impairment of long-lived assets, as this is a non-cash, non-recurring item, which effects the comparability of results of operations and liquidity;
●	stock-based compensation expense, because this represents a non-cash charge and our mix of cash and share-based compensation may differ from other companies, which effects the comparability of results of operations and liquidity;
●	cost incurred in connection with business combinations and mergers that are required to be expensed as incurred in accordance with GAAP, because business combination and merger related costs are specific to the complexity and size of the underlying transactions as well as the frequency of our acquisition activity these costs are not reflective of our ongoing operations;
●	costs incurred in connection with non-recurring financing, including fees incurred as a direct result of electing the fair value option to account for our debt instruments;
●	restructuring charges, which includes severance costs to terminate employees in functions that have been eliminated, costs to terminate a lease and the related write-off of leasehold improvements and furniture, as we believe these costs are not representative of operating performance;
●	gain on forgiveness of PPP loan, as this is a one-time forgiveness of debt that is not recurring across all periods and we believe inclusion of the gain is not representative of operating performance;
●	equity in losses of investees because our share of the operations of investees is not representative of our own operating performance and may not be monetized for a number of years;
●	changes in the fair value of contingent consideration because these adjustments are not recurring across all periods and we believe these costs are not representative of operating performance; and
●	other non-operating expenses which includes items such as a one-time gain on debt extinguishment and one-time loss on disposal of fixed assets, which effects the comparability of results of operations and liquidity.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Nine Months Ended September 30,
	2022	2021
Net loss	$(53,822,928)	$(14,116,401)
Adjustments:
Interest expense (income)	609,746	1,175,789
Change in fair value of convertible notes	2,840,000	2,030,904
Change in fair value of derivative liability	(54,153)	(151,175)
Income tax expense (benefit)	(268,152)	10,570
Depreciation and amortization	6,094,963	3,605,435
EBITDA	$(44,600,524)	$(7,444,878)
Impairment of long-lived assets	39,600,587	—
Stock-based compensation expense	648,439	1,502,339
Business combination and merger related costs (income)	5,425	290,357
Non-recurring financing fees	424,675	410,362
Restructuring charges	1,127,038	2,453,776
Change in fair value of contingent consideration	(3,000,000)	—
Gain on forgiveness of PPP Loan	—	(2,234,730)
Equity in losses of investee	—	7,564
Adjusted EBITDA	$(5,794,360)	$(5,015,210)

	Three Months Ended September 30,
	2022	2021
Net loss	$(2,304,088)	$(1,553,447)
Adjustments:
Interest expense (income)	396,022	238,283
Change in fair value of convertible notes	1,113,000	23,227
Change in fair value of derivative liability	(2,256)	(194,046)
Income tax expense (benefit)	(40,666)	—
Depreciation and amortization	2,118,739	1,238,420
EBITDA	$1,280,751	$(247,563)
Impairment of long-lived assets	—	—
Stock-based compensation expense	203,384	477,625
Business combination and merger related costs (income)	—	182,631
Non-recurring financing fees	71,192	280,768
Restructuring charges	59,094	—
Change in fair value of contingent consideration	(3,000,000)	—
Gain on forgiveness of PPP Loan	—	(2,234,730)
Equity in losses of investee	—	—
Adjusted EBITDA	$(1,385,579)	$(1,541,269)

 Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is defined to as the “look-forward period” in ASU 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU 2014-15. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception we have experienced recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. During the nine months ended September 30, 2022 and September 30, 2021, we incurred losses from operations of $11.1 million, excluding impairments, and $13.3 million, respectively, and used cash in operating activities of $10.5 million and $5.1 million, respectively. As of September 30, 2022, we had a working capital deficit of $6.8 million with $2.5 million in cash available to fund future operations. Furthermore, on May 24, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC indicating that the bid price of the Company’s Common Stock is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market (the “Nasdaq Market”). The Notice has no immediate effect on the continued listing status of our Common Stock on the Nasdaq Market, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Notice, or until November 21, 2022, to regain compliance with the minimum closing bid requirement. On November 8, 2022, we effectuated the Reverse Stock Split to address the bid price deficiency and we believe that we will be in compliance with the bid price requirement by November 21, 2022. Collectively, these factors raise substantial doubt regarding the ability of  the Company to continue as a going concern.

Management’s plan for the Company to continue as a going concern includes several initiatives and actions including those impacting continuing costs, primarily labor and technology, including hosting and applications, working capital, our short and intermediate term financing and the liquidity of our Common Stock. Certain of these initiatives and actions began during the second quarter of 2022 while others were initiated thereafter and through the second week of November 2022.

The most significant components of our plan include the following: (i) realizing annualized cost savings associated with the Restructuring that we announced in May 2022 which resulted in a reduction in workforce and related operating costs, (ii) entering into the Convertible Notes Amendment on June 30, 2022 which, among other factors, provides for the deferral of the required amortization payments due and payable from July 1, 2022 through January 1, 2023 (see Note 6) (iii) securing a waiver from the holders of the Senior Convertible Notes to maintain a reserve of authorized shares equivalent to 200 percent of the total number shares required to satisfy the obligations under the Senior Convertible Notes (the “Required Reserve Amount”), effectively continuing a similar waiver provided by the holders on June 30, 2022, for a period retroactive to August 30, 2022 through November 30, 2022, (iv) deployment for working capital needs of the net proceeds of approximately $2.0 million received from the 2022 Unit Offering, net of underwriting discounts and commissions and other offering expenses and after depositing $7.0 million of the proceeds into certain restricted cash accounts in accordance with the Convertible Notes Amendment, (v) opportunistic utilization of the 2022 ATM Program for short-term liquidity needs, (vi) addressing the potential liquidity of our Common Stock and increasing the viability of our 2022 ATM Program in connection with the minimum listing requirements for the Nasdaq Market through the Reverse Stock Split that was approved by our shareholders on November 7, 2022 and effectuated at 12:01 a.m. Eastern Standard Time on November 8, 2022 (see Note 10), (vii) conservatively managing our working capital through disciplined cost-containment efforts and strategic management of our accounts receivable and accounts payable cycles, (viii) considering strategic partnerships and evaluating potential strategic transactions, as opportunities become available and (ix) continuing to seek to expand our customer base and realize synergies as we continue to integrate our recent acquisitions with a focus on our core business units.

We anticipate that the initiatives and actions associated with our plan described above will provide us with sufficient liquidity in order to operate our business in the normal course for the remainder of 2022 due primarily to the fact that the debt service obligations associated with the Senior Convertible Notes have been deferred to the first half of 2023 and have effectively been substantially pre-funded with the amounts deposited into restricted accounts as required by the Convertible Notes Amendment. In the remainder of 2022, we plan to continue to rigorously explore potential financing alternatives and other strategic options. In addition to and to the extent practical in the future, based on market conditions, we will consider incremental offerings through the ATM Program. From September 30, 2022 through November 10, 2022, we have utilized $0.9 million of the total $3.5 million authorized by the 2022 ATM Program. The earn-out payment associated with a 2021 acquisition, which is intended to be made in shares of Common Stock, is scheduled to be settled by the end of December 2022 (see Note 3). If the seller elects for the settlement to be made in cash, it becomes subject to a reduction of 25 percent and could be deferred into the first quarter of 2023.

If we are unable to secure other potential financing alternatives or fail to execute any other strategic options to raise sufficient additional funds through the first half of 2023, including through the 2022 ATM Program, we will have to develop and implement more aggressive plans to address our liquidity needs and our ability to satisfy the scheduled maturity of our obligations under the Senior Convertible Notes. Such plans could include extending payables, further reductions of expenditures (including the termination of additional employees) and reducing or eliminating investments in and the funding of certain of our business units and initiatives, or otherwise substantially scale back our business plan until sufficient additional capital is raised through other equity or debt offerings. Such offerings may include the issuance of shares of Common Stock, warrants to purchase Common Stock, preferred stock, convertible debt or other instruments that may dilute the interests of our current shareholders. Accordingly, we may be subject to additional risks, including retention of key employees and limitations on the extension of credit by our vendors and other service providers. If we are required to raise additional capital as discussed above and if we cannot timely raise additional funds, we may be unable to meet the financial covenants of the Senior Convertible Notes, which could result in an event of default under those instruments which could adversely impact the Company. See the risks detailed in our Form 10-K under “Item 1A. Risk Factors – Risks Relating to our Convertible Debt”.

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

Cash Flows

Our cash and restricted cash balance was $9.5 million as of September 30, 2022. Cash flow information is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(10,450,906)	$(5,077,544)
Investing activities	(2,951,412)	(3,365,988)
Financing activities	8,494,699	225,856
Effect of change in exchange rates on cash and restricted cash	(35,984)	(5,915)
Net decrease in cash and restricted cash	$(4,943,603)	$(8,223,591)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, impairments of long-lived assets, change in fair value of convertible notes, derivative liabilities and contingent consideration obligations, stock-based compensation, deferred income taxes, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities increased to $10.5 million during the nine months ended September 30, 2022 due primarily to the use of cash during the 2022 period associated with the businesses that were acquired in 2021 particularly 365 Cannabis which became operational during the fourth quarter of 2021.

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

Net cash used in investing activities totaled $3.0 million during the nine months ended September 30, 2022, as a result of cash outflows for the development of our software products partially offset by a return of working capital from the 365 Cannabis acquisition. Net cash used by investing activities during the nine months ended September 30, 2021, was $3.4 million which was also related to our software development.

Financing Activities

Our financing activities consist primarily of proceeds from issuance of our common stock, including those through the 2022 Unit Offering and our ATM Program, issuances and repayments attributable to the Senior Convertible Notes and the value of shares withheld from the vesting of certain stock-based compensation awards.

During the nine months ended September 30, 2022, we received net proceeds of $9.2 million from the 2022 Unit Offering and $0.8 million from the issuance of 90,809 shares of Common Stock through the ATM Program, which were partially offset by principal payments of $1.4 million on the Senior Convertible Notes. Net cash provided by financing activities during the nine months ended September 30, 2021 included $1.8 million from the issuance of 27,819 shares of Common Stock through the ATM Program partially offset by principal payments of $1.2 million on the 2020 Notes. During the nine months ended September 30, 2022 and 2021, the value of shares withheld for income taxes from the vesting of stock-based compensation awards was less than $0.1 million and $0.4 million, respectively.

Contractual Obligations

For information concerning our contingent consideration, convertible debt, and operating lease obligations, see Notes 3, 6 and 9, respectively, to our condensed consolidated financial statements.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2022 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to our management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weakness in our internal control over financial reporting and prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

•	The Company’s internal control over financial reporting pertaining to certain key process areas of financial reporting were not properly designed and/or operating effectively.

Remediation Efforts

We are in the process of executing our remediation plans to address the material weakness described above. As of  September 30, 2022, we have:

•	Hired additional experienced resources with the appropriate skills to fill key accounting functions.
•	Engaged an outside firm to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting and have remediated past deficiencies in the design of our internal control framework for certain key process areas including revenue, capitalized software, business combinations, intangibles, goodwill, stock-based compensation, general financial reporting, and information technology.
•	Developed a long-term plan to both (i) complete the remediation of the design of our internal control over financial reporting for our remaining process areas, and (ii) begin the remediation of the deficiencies in operating effectiveness of our internal controls over financial reporting across all process areas.

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

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 12, 2022.

Risks Related to Our Common Stock

Warrants are exercisable for our common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Currently, there are warrants to purchase 290,690 shares of our common stock at $230.00 per share and warrants to purchase 2,282,609 shares of our common stock at $4.60 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

On November 8, 2022, we effectuated the Reverse Stock Split to address the bid price deficiency and we believe that we will regain compliance with the Minimum Bid Price Requirement on November 21, 2022. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Report on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended September 30, 2022.

During the quarter ended September 30, 2022, the Company did not repurchase any of its Common Shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

1.1	Underwriting Agreement dated June 30, 2022 with A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to our Form S-1/A filed with the Commission on July 1, 2022).
3.1	Amended and Restated Articles of Incorporation for Akerna Corp.
3.2	Amended and Restated Bylaws of Akerna Corp.
3.3	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Akerna’s Current Report on Form 8-K filed with the Commission on October 3, 2022).
3.4	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Akerna’s Current Report on Form 8-K filed with the Commission on October 3, 2022).
3.5	Certificate of Designation of the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020).
4.1	Waiver dated September 27, 2022 by and between Akerna Corp. and the Holders in accordance with the Securities Purchase Agreement dated October 5, 2021.
10.1	Common Stock Sales Agreement dated September 28, 2022 by and between Akerna Corp. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to Akerna Corp.’s Current Report on Form 8-K as filed with the Commission on September 28, 2022).
10.2	Offer Letter from Akerna Corp. to Scott Sozio dated August 18, 2022.
10.3	Employment Offer Letter from Akerna Corp. to L. Dean Ditto dated August 18, 2022.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101

XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Jessica Billingsley, Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2022

By:	/s/ L. Dean Ditto
L. Dean Ditto, Chief Financial Officer (Principal Financial and Accounting Officer)

November 14, 2022

