Form 10-K
period 2022-12-31
Akerna Corp.
filed 2023-03-21
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Larimer Street#246Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 932-6537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase common stock	KERNW	Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes☐  No ☒

The aggregate market value of the voting and non-voting common stock of Akerna Corp held by non-affiliates of Akerna Corp was $4,750,854 based upon the closing price per share of $2.76 on June 30, 2022.

As of March 17, 2023, 5,767,073 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

Documents Incorporated by Reference

To the extent herein specifically referenced, portions of Akerna Corp’s Definitive Proxy Statement on Schedule 14A for the 2023 Annual General Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this AnnualReport and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences to include, but are not limited to:

●

Akerna Corp.’s (“we,” “us,” “our,” the “Company” or “Akerna”) merger transaction (the “Merger”) with Gryphon Digital Mining Inc. (“Gryphon”) (see Item 1. Business and Note 1 to the consolidated financial statements for additional detail) is subject to a number of risks, including risks regarding whether the Merger will be completed, the timing for completion and the market price of the common stock following completion of the Merger;

●

our sale transaction (the “Sale Transaction”) with POSaBIT Systems Corporation (“POSaBIT”) (see Item 1. Business and Note 1 to the consolidated financial statements for additional detail) is subject to a number of risks, including risks regarding whether the Sale Transaction will be completed and the timing for completion;

●	our ability to continue as a going-concern and manage our cash flow;
●	our ability to sustain revenues, to achieve or maintain profitability, and to effectively manage our growth;
●	our short operating history makes it difficult to evaluate our business and future prospects;
●	our dependence on the commercial success of our clients, the continued growth of the cannabis industry and the regulatory environment in which the cannabis industry operates;
●	our ability to attract new clients on a cost-effective basis and the extent to which existing clients renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions;
●	our ability to respond to changes within the cannabis industry, including legal and regulatory changes;
●	the effects of adverse changes in, or the enforcement of, federal laws regarding our clients’ cannabis operations or our receipt of proceeds from such operations;
●	our ability to manage unique risks and uncertainties related to government contracts;
●	our ability to manage and protect our information technology systems;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to clients without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach;
●	our ability to retain or recruit officers, key employees, and directors;
●	our ability to raise additional capital or obtain financing in the future;
●	our response to adverse developments in the general market, business, economic, labor, regulatory, and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;
●	our response to competitive risks;
●	our ability to protect our intellectual property;
●	the market reaction to negative publicity regarding cannabis;
●	our ability to manage the requirements of being a public company;
●	our ability to service our convertible debt and meet ongoing covenants;
●	our ability to effectively manage any disruptions to our business and/or any negative impact to our financial performance caused by the economic and social effects of the COVID-19 pandemic and measures taken in response; and

●	other factors discussed in other sections of this Annual Report on Form 10-K, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Risk Factors” Part I, Item 1A.
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

RISK FACTORS SUMMARY

Akerna is subject to various risks associated with their businesses and their industries. In addition, the Merger and Sale Transaction, including the possibility that the transactions may not be completed, poses a number of risks to Akerna and its stockholders. You should carefully consider all of the risks described below, and the other risks set forth in the section of this report entitled “Item 1A - Risk Factors” commencing on page 19.

Risks Related to the Merger

●	We cannot be sure if or when the Merger will be completed.
●	The percentage ownership of the combined company as determined in the Merger Agreement is not adjustable based on the market price of our common stock, so the Merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.
●	Failure to complete the Merger may result in our paying a termination fee to Gryphon and could significantly harm the market price of our common stock, par value $0.0001 per share (“Common Stock”) and negatively affect our future business and operations.
●	The closing of the Merger is subject to approval by our stockholders and the Gryphon stockholders. Failure to obtain these approvals would prevent the closing of the Merger.
●	The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect us or Gryphon.
●	Some of our and Gryphon’s officers and directors have interests in the Merger that are different from our and Gryphon’s respective stockholders and that may influence them to support or approve the Merger without regard to the interests of our and Gryphon’s respective stockholders.
●	The market price of our Common Stock following the Merger may decline as a result of the Merger.
●	Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with or following the Merger.
●	During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.
●	Certain provisions of the agreement and plan of merger, as may be amended from time to time (the “Merger Agreement”) may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
●	Because the lack of a public market for Gryphon’s capital stock makes it difficult to evaluate the value of Gryphon’s capital stock, the stockholders of Gryphon may receive shares of our Common Stock in the Merger that have a value that is less than, or greater than, the fair market value of Gryphon’s capital stock
●	If the conditions to the Merger are not met, the Merger will not occur.
●	Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.
●	If the Merger is not completed, we may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	Our ability to use net operating loss (“NOL”) carryforwards and certain tax credit carryforwards may be subject to limitation in connection with the Merger and other ownership changes.

Risks Related to the Proposed Sale Transaction

●	While the Sale Transaction is pending, it creates unknown impacts on our future which could materially and adversely affect our business, financial condition and results of operations.
●	The failure to consummate the Sale Transaction may materially and adversely affect our business, financial condition and results of operations.
●	The closing of the Merger is conditioned on the consummation of the Sale Transaction.

Risks Related to Akerna

Risks Relating to Our Financial Condition and Operating History

●	We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future.
●	We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.
●	Our long-term results of operations are difficult to predict and depend on the commercial success of our clients, the continued growth of the cannabis industry generally, and the regulatory environment within which the cannabis industry operates.
●	Direct and indirect consequences of the COVID-19 pandemic may have material adverse consequences.

Risks Related to the Cannabis Industry

●	As a company whose clients operate in the cannabis industry, we face many unique and evolving risks.
●	Marijuana remains illegal under United States federal law.
●	Uncertainty of federal enforcement.
●	We could become subject to racketeering laws.
●	Banking regulations could limit access to banking services and expose us to risk.
●	Dividends and distributions could be prevented if our receipt of payments from clients is deemed to be proceeds of crime.
●	Further legislative development beneficial to our operations is not guaranteed.
●	The cannabis industry could face strong opposition from other industries.
●	The legality of marijuana could be reversed in one or more states.
●	Changing legislation and evolving interpretations of the law.
●	Dependence on client licensing.
●	Insurance risks.
●	Bankruptcy risk.
●	The cannabis industry is an evolving industry and we must anticipate and respond to changes.

Risks Related to Our Business

●	A significant portion of our business is and is expected to be, from government contracts, which present certain unique risks.
●	Our operations may be adversely affected by disruptions to our information technology, or IT, systems, including disruptions from cybersecurity breaches of our IT infrastructure.
●	Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients and market our products and services.
●	We rely on third parties for certain services made available to users of our platforms, which could limit our control over the quality of the user experience and our cost of providing services.
●	Acquisitions and integration issues may expose us to risks.
●	To grow and be successful, we need to attract and retain qualified personnel.
●	We are smaller and less diversified than many of our potential competitors.
●	Our business and stock price may suffer as a result of our limited public company operating experience and if securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Common Stock in an adverse manner, the price and trading volume of our common stock could decline.

Risks Related to Intellectual Property

●	Protecting and defending against intellectual property claims may have a material adverse effect on our business.
●	Our success depends in part upon our ability to protect our core technology and intellectual property.
●	Others may assert intellectual property infringement claims against us.
●	Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Risks Related to Our Charter Documents

●	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt and limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.
●	Our corporate opportunity provisions in our amended and restated certificate of incorporation could enable management to benefit from corporate opportunities that might otherwise be available to us.
●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Risks Related to our Accounting for Certain Warrants

●	Certain of our warrants are accounted for as liabilities and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities.

Risks Related to Our Senior Convertible Notes

●	The issuance of shares of our Common Stock pursuant to our 2021 Senior Convertible Notes (“Senior Convertible Notes”) may result in significant dilution to our stockholders.
●	Our obligations to the holders of our Senior Convertible Notes are secured by a security interest in substantially all of our assets, if we default on those obligations, the Senior Convertible Note holders could foreclose on our assets.
●	The holders of the Senior Convertible Notes have certain additional rights upon an event of default under such Senior Convertible Notes, which could harm our business, financial condition, and results of operations and could require us to reduce or cease our operations.

Risks Related to Our Common Stock

●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute investors’ ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of Common Stock.
●	Warrants are exercisable for our Common Stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	The market price of our shares of Common Stock is particularly volatile given our status as a relatively new public company with a generally small and thinly traded public float, which could lead to wide fluctuations in our share price. Stockholders may be unable to sell their shares of Common Stock at or above their purchase price, which may result in substantial losses to them.
●	The market price of our Common Stock is still likely to be highly volatile and subject to wide fluctuations, and stockholders may be unable to resell shares of Common Stock at or above the price at which they are acquired.
●	We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation in the value of our Common Stock.

General Risks

●	We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.
●	Failure to remediate material weaknesses in internal controls over financial reporting could result in material misstatements in our financial statements.
●	We may face additional risks, including regulatory, litigation, stockholder or other actions and negative impacts on our stock price, as a result of the material weakness in our internal control over financial reporting and revisions to our financial statements.
●	The requirements of being a public company may strain our resources and divert management’s attention.
●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of Common Stock less attractive to investors.
●	Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited.
●	Our operations could be adversely affected by events outside of our control, such as natural disasters, wars, or health epidemics.

PART I

Item 1. Business.

Business Overview

Akerna is a leading provider of enterprise software solutions within the cannabis industry. Cannabis businesses face significant complexity due to the stringent regulations and restrictions that shift based on regional, state, and national governing bodies. As the first to market more than ten years ago, Akerna’s family of software platforms help to enable regulatory compliance and inventory management across the entire supply chain. When the legal cannabis market started to grow, we identified a need for organic material tracking and regulatory compliance software as a service (“SaaS”) solution customized specifically for the unique needs of the industry. By providing an integrated ecosystem of applications and services that help our clients enable compliance, regulation, consumer safety and taxation, Akerna is building the technology backbone of the cannabis industry. While designed specifically for the unique needs of the cannabis market, our solutions are adaptable for other industries requiring government regulatory oversight, or where the tracking of organic materials from seed or plant to end products is desired.

On the commercial side, our products help state-licensed businesses operate in compliance with applicable regional laws. Our integrated ecosystem provides integrations with third-party vendors and add-ons that enhance the capabilities of our commercial software platforms. On the regulatory side, weprovide track and trace solutions that allow state governments to monitor compliance of licensed cannabis businesses.  To date, our software has helped monitor the compliance of more than $30 billion in legal cannabis. While our software facilitates the success of legal cannabis businesses, we do not handle any cannabis-related material, do not process cannabis sales transactions within the United States (“U.S.”), and our revenue is generated from a fixed-fee based subscription and professional services model and is not related to the type or amount of sales made by our clients.

We drive revenue growth through the development of our product line, our acquisitions and from continued expansion of the cannabis, hemp, and Cannabidiol (“CBD”) industry. Businesses across the regulated cannabis industry use our solutions. The brand recognition of our existing products, our ability to provide services in all areas of the seed-to-sale life cycle, and our wealth of relevant experience attracts cultivation, manufacturing, and dispensary clients who are seeking comprehensive business optimization solutions. Our software solutions are designed to be scalable and mid-market and smaller customers have historically been our primary target segment.

Our platforms provide licensed businesses with a true enterprise solution for managing their inventory and compliance and allow government regulators to engage in accurate and real-time compliance monitoring. Key capabilities of our technology infrastructure include:

Seed-to-Sale Tracking allows the tracking of products from cultivation, through harvest and processing and manufacturing, to the monitoring of the final sale to the patient or consumer. Our traceability technology captures every step in an individual plant’s life, providing visibility into the supply chain from any measurement of finished product dispensed to a patient or customer, back to the plant it came from, and all activity, transportation, and transactions that happen in between. While we do not provide payment processing, and never take, own, or handle any product or cash transaction, our platform records all sales as part of state and jurisdictional compliance Track-and-Trace processes. The data gathered throughout all of these processes is captured, and provides the insights and information needed to run an efficient and streamlined cannabis business. Seed-to-Sale software operates in a complementary relationship with state-mandated Track-and-Trace systems, replicating the reporting functionality and eliminating the need for operators to duplicate their compliance data into two disparate systems. Track-and-Trace systems are designed solely for government regulators to maintain compliance and do not have the sophistication or functionality to provide cannabis business owners with the insights and tools for effective business management. Our seed-to-sale platforms integrate with the state Track-and-Trace compliance system, reporting in the mandated data along the supply chain while also providing business owners with the capabilities to make informed business decisions based on the full overview of their operations.

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

Using our years of experience, proprietary databases, and resources to identify trends and predict changes in the cannabis industry we evolve our products and better assist our clients in operating in compliance with the applicable laws of their jurisdictions and capitalizing on commercial opportunities within the applicable regulatory framework, with accuracy, efficiency, and geographic specificity. We have worked with clients and governments across the globe to create customized solutions that fit their specific regulatory and commercially compliant needs. While the majority of our clients are in the U.S. and Canada, our solutions allow cannabis businesses to operate efficiently in this fast-changing industry and comply with state, local, and federal (in countries such as Italy, Macedonia, and Colombia). Akerna and our family of companies is well-positioned to provide compliance solutions for the expanding national and international legal cannabis market.

Exploration of Strategic Alternatives – Sale of 365 Cannabis, Merger and Sale Transaction

In May 2022, we announced that we were exploring strategic alternatives to enhance shareholder value and engaged JMP Securities as our financial advisor to assist in this process. In May 2022, we announced the implementation of a strategic restructuring with the objective of preserving capital. Our board of directors approved a restructuring plan following a review of our operations, cost structure and growth opportunities. The restructuring included a reduction in headcount and operating costs. We recorded a charge of $0.6 million in the six months ended June 30, 2022 as a result of the restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which resulted in cash expenditures which were paid out by the end of 2022.

On January 11, 2023, we completed the sale of 365 Cannabis to 365 Holdco LLC (the “Buyers”) pursuant to a stock purchase agreement (the “365 SPA”) for (i) cash in the amount of $0.5 million and the (ii) the termination and release of our obligation to the Buyers for contingent consideration in connection with our original acquisition of 365 Cannabis from the Buyers in 2021 (the “Earn-out Obligation”), subject to customary post-closing adjustments, if any. Any post-closing adjustments are generally limited to certain adjustments in accounts payable and indemnification obligations in accordance with the 365 SPA. Upon completion of the sale, $0.4 million of the total cash proceeds was placed into restricted accounts held as security for the Senior Convertible Notes while $0.1 million was subject to a hold-back (the “365 Holdback”) by the Buyers to be released to us and also placed into certain restricted accounts (the “Restricted Accounts”) after all post-closing adjustments, if any, are resolved. In accordance with the 365 SPA, we and the Buyers agreed that the value of the Earn-out Obligation was $2.3 million, a reduction of $4.0 million from the original estimate, for purposes of the sale of 365 Cannabis and is reflected on our consolidated balance sheets as Contingent consideration payable.

On January 27, 2023, we, Akerna Merger Co., a Delaware corporation and wholly owned direct subsidiary of Akerna (“Merger Sub”), and Gryphon entered into the Merger Agreement, pursuant to which Merger Sub, will merge with and into Gryphon, with Gryphon surviving as a wholly-owned subsidiary of Akerna.

At the effective time of the Merger (the “Effective Time”) each share of Gryphon’s common stock, par value $0.0001 per share (the “Gryphon Common Stock”), and Gryphon’s preferred stock, par value $0.0001 per share (the “Gryphon Preferred Stock”, collectively referred to herein with the Gryphon Common Stock as, the “Gryphon Shares”) outstanding immediately prior to the Effective Time, will be converted into the right to receive a per share portion of the aggregate number of shares of our Common Stock, to be issued at the Effective Time as consideration for the Merger, as calculated pursuant to the terms set forth in the Merger Agreement (the “Merger Consideration”).

Each share of Common Stock, each share of Common Stock reserved for each warrant to purchase Common Stock, each restricted stock unit of Akerna that settle in shares of Common Stock or each award of restricted shares of Akerna Common Stock that is issued and outstanding at the Effective Time will remain issued and outstanding, and such securities will be unaffected by the Merger. Immediately after the consummation of the Merger, Akerna security holders as of immediately prior to the Merger are expected to own approximately 7.5% of the outstanding equity shares of the combined company on a fully diluted basis and former Gryphon equity holders are expected to own approximately 92.5% of the outstanding equity shares of the combined company on a fully diluted basis.

We have also entered into an securities purchase agreement, as may be amended from time to time (the “MJF-Ample SPA”), with Akerna Canada Ample Exchange Inc. (“Akerna Exchange”), a wholly owned subsidiary of Akerna, and POSaBIT, on January 27, 2023, pursuant to which, subject to the satisfaction of the conditions set forth in the MJF-Ample SPA, we will sell to POSaBIT all of Akerna’s membership interests in MJ Freeway, LLC, a Colorado limited liability company (“MJF”), being all of the issued and outstanding membership interests of MJF (the “Membership Interests”), and Akerna Exchange will sell to POSaBIT all of Akerna Exchange’s capital stock of Ample Organics Inc., an Ontario corporation (“Ample”), being all of the issued and outstanding common and preferred shares of Ample (the “Capital Stock”) for a purchase price of $4.0 million, subject to adjustments as set forth in the MJF-Ample SPA.

Shares of  Common Stock are currently listed on The Nasdaq Capital Market under the symbol “KERN.” We will file an initial listing application for the combined company with The Nasdaq Stock Market Inc., or Nasdaq. After completion of the Merger, Akerna will be renamed “Gryphon Digital Mining, Inc.” and it is expected that the common stock of the combined company will trade on The Nasdaq Capital Market, although no assurance can be provided that our application will be approved.

Our future business operations are highly dependent on the success of the Merger with Gryphon and Sale Transaction with POSaBIT. If the Merger and Sale Transaction are completed, our business will cease to be software solutions within the cannabis industry and will become the business of Gryphon, which is net carbon neutral bitcoin mining.  The business of Gryphon will be more fully described in the registration statement on Form S-4 that Akerna intends to file in relation to the special meeting of the stockholders of Akerna to approve the Merger and the Sale Transaction.

Additional Information and Where to Find It

This section of this annual report on Form 10-K may be deemed to be solicitation material with respect to the proposed transactions between Akerna and Gryphon and between Akerna and POSaBIT. In connection with the proposed transactions, Akerna intends to file relevant materials with the United States Securities and Exchange Commission, or the SEC, including a registration statement on Form S-4 that will contain a prospectus and a proxy statement. Akerna will mail the proxy statement/prospectus to the Akerna stockholders, and the securities to be issued pursuant to the prospectus may not be sold or exchanged until the registration statement becomes effective. Investors and securityholders of Akerna and Gryphon are urged to read these materials when they become available because they will contain important information about Akerna, Gryphon and the proposed transactions. This report is not a substitute for the registration statement, definitive proxy statement/prospectus or any other documents that Akerna may file with the SEC or send to securityholders in connection with the proposed transactions. Investors and securityholders may obtain free copies of the documents filed with the SEC, once available, on Akerna’s website at www.akerna.com, on the SEC’s website at www.sec.gov or by directing a request to Akerna’s Investor Relations at (516) 419-9915.

This report is not a proxy statement or a solicitation of a proxy, consent or authorization with respect to any securities or in respect of the proposed transactions, and shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Participants in the Solicitation

Each of Akerna, Gryphon, POSaBIT and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of Akerna in connection with the proposed transactions. Information about the executive officers and directors of Akerna are set forth in Akerna’s Definitive Proxy Statement on Schedule 14A relating to the 2022 Annual Meeting of Stockholders, filed with the SEC on April 19, 2022. Other information regarding the interests of such individuals, who may be deemed to be participants in the solicitation of proxies from the stockholders of Akerna, will be set forth in the proxy statement/prospectus, which will be included in Akerna’s registration statement on Form S-4 when it is filed with the SEC. You may obtain free copies of these documents as described above.

Exchange Agreements

Concurrently with the signing of the Merger Agreement, we entered into exchange agreements (the “Exchange Agreements”) with each of the holders (each, a “Holder”) of our Senior Convertible Notes issued pursuant to a securities purchase agreement dated October 5, 2021 (the “Purchase Agreement”). Pursuant to the Exchange Agreements, each Holder has agreed to exchange a certain aggregate conversion amount of the Senior Convertible Notes no greater than the lesser of (i) the aggregate amount then outstanding under the Senior Convertible Notes and (ii) such portion of the maximum note amount set forth in the Exchange Agreement for such Holder that is convertible into 19.9% of the Common Stock of Akerna then outstanding into such number of shares of newly designated Series C Preferred Stock of Akerna, which will have an aggregate voting power and economic value equal to the aggregate number of shares of Common Stock then issuable upon conversion of such amount of Senior Convertible Note.

The Series C Preferred Stock will have the terms and conditions set forth in the Certificate of Designation of the Series C Preferred Stock. The Series C Preferred Stock is non-convertible, voting preferred stock. Upon the closing of a change of control transaction, the Series C Preferred Stock will be automatically redeemed pursuant to its terms for consideration of a share equivalent basis equal to the same consideration held after the consummation of the change of control transaction by a stockholder that held one share of Common Stock prior to the consummation of the change of control transaction. The Series C Preferred Stock can also be redeemed for cash at the option of Akerna and in limited circumstances redeemed for cash at the option of the holder.

Under the Exchange Agreements, Akerna has agreed that 50% of the gross proceeds from any subsequent placements will be used to repay the aggregate amounts then outstanding under the Senior Convertible Notes, allocated pro rata to the holders of Senior Convertible Notes then outstanding based on the aggregate principal amount of Senior Convertible Notes outstanding as of the time of such applicable subsequent placement (“Subsequent Placement Redemption”).

Further, Akerna has agreed that on or prior to the closing of the Merger, if any Notes are then outstanding, Akerna will consummate one or more Company Optional Redemptions (as defined in the Notes) pursuant to Section 9(a) of the Notes (as amended under the Exchange Agreements), using the lesser of (A) the difference of (I) the sum of (x) all cash then held by Akerna (or any of its subsidiaries) and (y) any cash to be paid, directly or indirectly, to Akerna (or any of its subsidiaries) in connection with the transactions contemplated by the Merger Agreement and/or the SPA, as applicable, less (II) $500,000 and (B) an aggregate amount of cash equal to the Company Optional Redemption Price of the aggregate Conversion Amount (as defined in the Notes) of the Notes then outstanding (with each such Company Optional Redemption allocated pro rata to the holders of Notes then outstanding based upon the aggregate principal amount of Notes then outstanding) (the “Cash Sweep”).

Upon closing of the Merger, the Exchange Agreements provide that if any portion of the Senior Convertible Notes remain outstanding other than such portion of the applicable Company Optional Redemption Price of the Senior Convertible Notes to be paid in cash pursuant to the Cash Sweep, to exchange the remaining Conversion Amount of the Senior Convertible Notes into such aggregate number of shares of Common Stock (the “New Note Exchange Shares”) equal to the quotient of (A) the applicable Company Optional Redemption Price of the remaining Conversion Amount of the Senior Convertible Notes then outstanding divided by (B) the lower of (x) the lowest volume weighted average price of the Common Stock during the five (5) Trading Day period ending, and including, the Trading Day immediately prior to the closing and (y) the Conversion Price (as defined in the Notes) in effect as of the closing; and (ii) in accordance with the terms of the Series C Certificate of Designations, the Series C Preferred Stock shall be exchanged into the Change of Control Redemption/Exchange Consideration (as defined in the Series C Certificate of Designations) (with any shares of Common Stock included in such applicable Change of Control Redemption/Exchange Consideration, if any, the “New Preferred Exchange Shares”, and together with the New Note Exchange Shares, the “Final Closing Exchange Shares”); provided, however, that to the extent that any issuances of Final Closing Exchange Shares to a Holder at the closing in accordance herewith or pursuant to the Series C Certificate of Designations, as applicable would result in such Holder and its other Attribution Parties (as defined in the Senior Convertible Note) exceeding the Maximum Percentage (as defined in the Senior Convertible Note) (as calculated in accordance with Section 3(d)(i) of the Senior Convertible Note) (a “Maximum Percentage Event”), then such Holder shall not be entitled to receive such aggregate number of Final Closing Exchange Shares in excess of the Maximum Percentage (and shall not have beneficial ownership of such Final Closing Exchange Shares (or other equivalent security) as a result of the closing (and beneficial ownership) to such extent of any such excess), such remaining portion of such Final Closing Exchange Shares that would have otherwise been issued to the Holder at the Final Closing (such remaining portion of Final Closing Exchange Shares, the “Abeyance Shares”), such portion of the Senior Convertible Note and/or shares of Series C Preferred Stock, as applicable, shall alternatively be exchanged for the right to receive such Abeyance Shares (with a beneficial ownership and issuance limitation substantially in the form of Section 3(d) of the Note, mutatis mutandis), at such time or times as its right thereto would not result in such Holder and the other Attribution Parties exceeding the Maximum Percentage, at which time or times, if any, such Holder shall be granted such remaining portion of such Abeyance Shares in accordance herewith and/or pursuant to the Series C Certificate of Designations, as applicable.

The closing of the exchange of a certain portion of the Senior Convertible Notes into the Series C Preferred Stock and the exchange of any remaining Senior Convertible Notes and the Series C Preferred Stock into shares of Common Stock at the Closing of the Merger is subject to certain customary conditions and, in relation to the exchange into Series C Preferred Stock, subject to Akerna completing a subsequent placement for gross aggregate proceeds of at least $500,000.

Industry & Competition

We believe the growing cannabis industry in numerous states in the U.S. and other countries represents a significant market opportunity for our technology, as legally licensed operating companies need to ensure they operate within applicable laws and carefully track inventory. Since state governments require supply chain transparency to ensure compliance and the maintenance of the seed-to-sale life cycle within their jurisdictions, each new regulated jurisdiction offers an expanded market opportunity for Akerna.

The regulated cannabis industry (medicinal and adult-use) is experiencing rapid growth. According to BDSA’s 2021 Essential Cannabis Insights, December 2022 Vol 4, Issue 10, legal cannabis sales in the U.S. passed $25 billion in 2021, growth of 40% over 2020’s $18 billion. BDSA’s Cannabis Market Forecast update from September 2021 noted sales are forecasted to rise to $46 billion in 2026, a CAGR of 14% from 2021. Global cannabis sales reached nearly $29 billion in 2021, an increase of 45% over 2020 sales of $20 billion. BDSA forecasts global cannabis sales will grow from $29 billion in 2021 to $61 billion in 2026, a compound annual growth rate (CAGR) of more than 16%.

Further to our current addressable market, the regulatory changes in the 2018 Farm Bill in the U.S. have created an opportunity for hemp-based CBD in general retail and pharmaceutical channels. Additionally, multiple countries across the world have legalized hemp for growth and export including Canada, China, Italy, Australia, and South Korea. In the U.S., hemp-derived CBD is available broadly across retailers (not solely licensed cannabis dispensaries), including online, drug and convenience stores, natural product, beauty, grocery, and pet stores. According to Grand View Research, Industrial Hemp Market Analysis, the global CBD market size was valued at USD 2.8 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 21.2% from 2021 to 2028.

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

We face competition in each of the service markets in which we operate. We believe, however, that we possess relative strengths in each market that provide us with competitive advantages, including:

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

Proprietary Databases

Over a decade of operations have provided us with a statistically significant dataset of cannabis transaction information that we believe cannot be readily duplicated by new entrants into the marketplace. This growing database includes proprietary sales, market trends, customer preferences, pricing, and regulatory data. We use this dataset to predict trends more accurately in the marketplace and make this dataset available to users of our platforms, providing greater utility to clients in this regard than can be provided by competing platforms.

Products and Solutions

Software

SMB Market

Akerna’s suite of small and medium business (“SMB” or “Non-Enterprise”) products including MJ Platform® and Ample Organics provide SaaS offerings for legal cannabis, hemp and CBD businesses. We provide government-licensed cultivators, manufacturers, distributors, and retail dispensaries with a data-driven seed-to-sale tracking platform that provides clients with an enterprise resource planning solution for managing their inventory and regulatory compliance. Akerna’s products and ecosystem of connections are used by clients to compliantly track inventory through all phases of the seed-to-sale cycle – from cultivation to extraction and infusion to packaging, distribution and retail sales. Data points are collected at every stage of the product life cycle and about multiple aspects of the plant’s growing environment, manufacturing processes, and ingredients, as well as retail pricing and purchase data. In Canada, the first G7 country with a federally legal market, we have a pharmacy portal and insurance adjudication. We service licensed operators in all verticals of the industry, including cultivation, manufacturing, distribution, and retail dispensaries. We have significant client presence for our commercial software solutions in mature cannabis markets such as Arizona, California, Michigan, Pennsylvania, Colorado, Utah, Illinois, Oklahoma, and Puerto Rico, as well as Canada.

We have exclusivity in the Pennsylvania and Utah markets due to our government contracts, which require operators in the states to use MJ Platform®.

Government Market

Leaf Data Systems - Government Regulatory Software

Leaf Data Systems® is our SaaS product for government agencies. Leaf Data Systems® provides regulatory authorities with visibility into the operations of licensed medical and recreational cannabis businesses. Government regulators desire visibility at critical junctures within the seed-to-sale chain of custody in order to ensure public safety, monitor sales data for the purposes of taxation, and perform physical inspections of cannabis industry facilities. Leaf Data Systems® allows for specific data points captured during these workflows to be compiled into the state and regional view retrievable by regulatory officials.

Licensed cannabis facilities within a state can track plant and product movement and waste across their organization, which is processed into reporting tailored to the government agencies that regulate and enforce the rules of the industry. This gives regulators a tool for transparency and accountability across the cannabis supply chain to ensure public and product safety as well as to monitor sales and inventory within the industry. Leaf Data Systems® is customized to the regulations of the state in which it is contracted and tailored to capture the relevant data points desired by regulatory officials.

Leaf Data Systems® is currently serving two state clients, the Commonwealth of Pennsylvania and the State of Utah. The State of Utah mandates the use of our proprietary solo*TAGTM the world’s first cryptographically-secure, cannabis product authentication system, exclusively for governments as an alternative to radio-frequency identification tracking. This customized system includes an electronic verification and inventory control system to track plants and products throughout the compliance supply chain.

Business Intelligence and Data Analytics Products

We have three data products: MJ Analytics (“MJA”); and Akerna Acumen Big Data, which both leverage the extensive data captured in each of MJ Platform’s cultivation, E&I, distribution, and retail modules; and AmpleData, which leverages data obtained through Canadian regulated retail channels.

MJ Analytics

MJA gives MJ Platform® clients access to aggregate data across their organization to keep track of emerging legal and commercial trends, allowing for informed actionable insights at various levels within the organization, including room, location, state, brand, and administration. MJ Platform® allows users to align their operational data from three vantage points: in real-time, past trends, and predictive future. This proprietary database assists the user in making important decisions in real-time with respect to product monitoring, tracking, planning, and pricing.

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

Ample Data

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

Competitive Advantage

Partner API. We host an open application programming interface (“API”) ecosystem and are continually developing and maintaining an extensive collection of integrations that are designed to connect our solutions to over 80 partners, provide full-service solutions at all points in the cannabis business life cycle, including compliance, hardware, banking, accounting, online ordering, payment solutions, CRM and loyalty, delivery, and business analytics. We believe these integrations provide a competitive advantage as they reduce implementation time, effort, and cost while providing a holistic cannabis solution; We have certified API integration with tier one ERP software providers supplying sophisticated accounting solutions that collect and store business transactions to satisfy external reporting requirements. Additionally, we leverage revenue sharing agreements and referral programs with our strategic partners to further grow our business and our revenue.

Technology. As the inventors of Seed-To-Sale technology, our proprietary platform is an Amazon Web Services (“AWS”) cloud-based software solution. We offer specialized cannabis workflows specific to the needs of the industry. We serve all verticals of the cannabis supply chain (cultivation, manufacturing, distribution, retail and delivery). We are one of the few true, single-platform Seed-To-Sale solutions in the cannabis space, and the sophistication of our technology allows us to uniquely scale across legal markets. Our platform has processed over $30 billion in legal cannabis sales, with speed, reliability, and security capabilities designed to serve the needs of even the largest of enterprise customers. Compliance with state regulations is built into our platform infrastructure, assisting clients in their efforts to operate within the regulatory parameters of their individual markets. The business insights provided by the data collection throughout the supply chain enables businesses to optimize their operations and make crucial data-driven decisions for their business. These insights are easily analyzed and made actionable by our MJ Analytics module, built in partnership with Domo, a leading BI platform.

Learning Management System. Through our license with ZolTrain, we are able to provide our Akerna clients with training modules to educate and on-board their staff and improve the patient /consumer experience by pairing education with product information both in person and through digital channels. The ZolTrain platform allows cannabis employees to self-direct their own learning and certification through an Akerna specific curriculum, and their employers are able to monitor and track their progress, assisting clients in ensuring that their staff is fully trained and knowledgeable about the software they are required to use within their job functions. This is one of the only learning management system (“LMS”) platforms specifically designed both for the industry and for our software. It provides detailed notes, takeaways, scored exams and certificates of completion, ensuring staff knows their Seed-To-Sale software inside and out. ZolTrain modules are dynamic, and can be easily updated to accommodate new content or education on new product offerings. The AmpleLearn platform is a similar onboarding and education tool developed for Ample Organics clients to assist with building their proficiency using the software in Canada. Similar to ZolTrain, AmpleLearn is built on industry tested content within a dynamic learning environment. There are assessments, progress reports and certifications that are all available to both the employee and their supervisor. The AmpleLearn product is maintained by the internal team at Ample Organics, ensuring that the content is always up-to-date with the most recent software upgrades and functionality.

Customers

Businesses across the cannabis and hemp industries and of all sizes, ranging from small, single location/ single vertical businesses to multi-state enterprise operations, use the Akerna family of solutions. The cannabis industry is still very much in its infancy compared to more established markets, and as it matures, we are seeing a shift in the typical business model. In the beginning, most operators only managed a single location, or a single vertical operation, and therefore many of our longer-standing clients fall into the small to mid-market size business. Over the past few years, and significantly expedited by the COVID-19 pandemic, we are witnessing large-scale, rapid consolidation within the industry. Many of the original small licensees are being purchased and assumed into larger, multi-state, enterprise level organizations. Our software solutions are designed to be scalable. As more states legalize, these operators are identifying future growth opportunities into these expanded legal markets and need a software solution that can grow with them.

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

Our omnichannel marketing program, which includes paid and unpaid digital advertising, event marketing, account-based marketing, content marketing, prospect database nurturing, and other digital marketing activities, is designed to capture inbound marketing leads. We also leverage our expertise and industry intel to identify and engage directly with our prospective customers.  Additionally, we have a broad ecosystem of partners across the cannabis industry and have selectively implemented referral and revenue sharing opportunities with the key players.

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

Our clients are subject to state and federal law as it relates to cannabis growth, processing, and sale. As of March 2023, 37 U.S. states have legalized cannabis in some form. The federal government regulates drugs through the Controlled Substances Act (“CSA”) (21 U.S.C. § 811), which does not recognize the difference between medical and recreational use of cannabis.State laws regulating cannabis are in direct conflict with the CSA, which prohibits cannabis use and possession. Although certain states and territories authorize medical or recreational cannabis cultivation, manufacturing, production, distribution, and sales by licensed or registered entities, under federal law, the cultivation, manufacture, distribution, possession, use, and transfer of cannabis and any related drug paraphernalia, unless specifically exempt, is illegal and any such acts are criminal acts under the CSA.

While the U.S. Department of Justice has used prosecutorial discretion to not prioritize enforcement actions against state-legal cannabis businesses that are compliant with state, county, municipal and other local laws and regulations and which do not trigger any other federal enforcement priorities, the Department of Justice reserves the right to enforce federal law and there can be no assurance that the federal government will not enforce the CSA and related federal laws in the future. Any shift in enforcement priority at the Department of Justice or with the individual U.S. Attorneys with jurisdiction over our clients, could have a drastic and adverse impact upon our clients and our business.

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

Our receipt of payments from clients engaged in state-legal cannabis operations could also subject us to the consequences of a variety of federal laws and regulations that involve money laundering, financial record keeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) and any related or similar rules, regulations or guidelines, issued, administered or enforced by the federal government. Because the funds from activities that are illegal under the CSA, banks and other financial institutions providing services to us risk violation of federal anti money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the Bank Secrecy Act, among other applicable federal statutes. Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of federal laws and regulations governing financial institutions. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry and we may experience similar difficulties in obtaining and maintaining regular banking and financial services because of the activities of our clients.

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

Privacy & Customer Data

Regulation related to the provision of services over the Internet is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer, and use of data. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) that took effect in May 2018, impose obligations directly on us as both a data controller and a data processor, as well as on many of our clients. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities.

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

We hold two patents in the U.S., through Solo, related to its Solo*ID proprietary technology.  One patent has an issue date of December 1, 2009 and is set to expire on December 1, 2029.  The other patent has an issue date of May 31, 2011 and is set to expire on July 11, 2025.  We also have two patent applications that are currently pending action by the U.S. Patent Office. One was filed on April 22, 2011 by MJF and the other was filed on January 22, 2022 related to Solo blockchain technology.

We and our wholly-owned subsidiaries hold 19 trademarks in the U.S., principally related to Akerna, MJ Freeway, Leaf Data Systems®, our Daily Dose mailer, Solo*ID and our logos and designs, seven in Canada, principally related to Ample, AmpleCentral, AmpleData, AmpleExchange and Ample’s logos and designs and one each with Colombia, Jamaica and the European Union Intellectual Property Office (“EUIPO”) related to Ample’s logo and designs.

Employees

As of December 31, 2022, we had 112 full time employees. Of these employees, 85 are based in the U.S. and 27 are based in Canada. Our workforce is highly educated, with most of our employees working in engineering, technical, or professional roles. None of our employees are a member of a union or a party to any collective bargaining agreement. We believe our employee relations are good.

Company Information

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”) because we went public in the U.S. in January 2018 and meet the criteria outlined in the JOBS Act. We will remain an emerging growth company until up to the last day of the fiscal year following the fifth anniversary of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. As allowed by the JOBS Act, we have elected to utilize the extended transition period provided to non-public companies for complying with new or revised accounting standards.

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

Risks Related to the Proposed Merger with Gryphon

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our stockholders and Gryphon’s stockholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in Gryphon’s favor or if other mutual closing conditions are not satisfied, Gryphon will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Gryphon a termination fee of $275,000 less any reimbursed expenses.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our stockholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect our business.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to retain and motivate existing employees. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and Sale Transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, customers, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transactions could be exacerbated by any delays in completion of the transactions or termination of the Merger Agreement and/or MJF-Ample SPA.

Until the Merger is completed, the Merger Agreement restricts Gryphon and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Gryphon and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The percentage ownership of the combined company as determined in the Merger Agreement is not adjustable based on the market price of our Common Stock, so the Merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set ownership percentage for the combined company based on the fully diluted capitalization of the parties as of closing, taking into account Gryphon’s outstanding warrants and our outstanding warrants, restricted stock units, exchangeable shares, convertible notes and restricted stock awards, and subject to adjustment for the reverse stock split to be implemented prior to the consummation of the Merger.

Any changes in the market price of our Common Stock before the completion of the Merger will not affect the number of shares of our Common Stock issuable to Gryphon’s securityholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our Common Stock increases from the market price of our Common Stock on the date of the Merger Agreement, then Gryphon’s securityholders could receive Merger consideration with substantially greater value than the value of such Merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our Common Stock declines from the market price on the date of the Merger Agreement, then Gryphon’s securityholders could receive Merger consideration with substantially lower value than the value of such Merger consideration on the date of the Merger Agreement. Because the ownership percentage does not adjust as a result of changes in the market price of our Common Stock, for each one percentage point change in the market price of our Common Stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration payable to Gryphon’s securityholders pursuant to the Merger Agreement.

Failure to complete the Merger may result in our paying a termination fee to Gryphon and could significantly harm the market price of our common stock and negatively affect our future business and operations.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay Gryphon a termination fee of $275,000 less any reimbursed expenses. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of our Common Stock.

In addition, if the Merger Agreement is terminated and we or Gryphon determines to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable to us than the terms set forth in the Merger Agreement.

The closing of the Merger is subject to approval by our stockholders and the Gryphon stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

The closing of the Merger is subject to certain approvals by our stockholders and the Gryphon stockholders. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect us or Gryphon.

The Merger Agreement provides that either we or Gryphon can refuse to complete the Merger if there is a material adverse change affecting the other party between January 27, 2023, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Gryphon, including, but not limited to:

  conditions generally affecting the industries in which we and Gryphon participate or the United States or global economy or capital markets as a whole, to the extent that such conditions do not have a materially disproportionate impact on us or Gryphon, respectively;
  any natural disaster, public health event or any acts of terrorism, sabotage, military action or war (whether or not declared) or any escalation or worsening thereof, to the extent they do not disproportionately affect us or Gryphon, respectively;
  any failure to meet internal projections or forecasts or third party revenue or earnings predictions for any period ending on or after the date of the Merger Agreement;
  any change in accounting principle generally accepted in the U.S. (“GAAP”) or any change in applicable laws, rules, or regulations or the interpretation thereof after the date of the Merger Agreement;
  any effect resulting from the execution, delivery, announcement or performance of the obligations under the Merger Agreement or the announcement, pendency or anticipated consummation of the Merger or any related transactions; and
  the taking of any action by either us or Gryphon required to comply with the terms of the Merger Agreement or at the written request of the other party.

If adverse changes occur and we and Gryphon still complete the Merger, the market price of the combined organization’s common stock may suffer. This in turn may reduce the value of the Merger to our stockholders.

Some of our and Gryphon’s officers and directors have interests in the Merger that are different from our and Gryphon’s respective stockholders and that may influence them to support or approve the Merger without regard to the interests of our and Gryphon’s respective stockholders.

Certain officers and directors of ours and Gryphon participate in arrangements that provide them with interests in the Merger that are different from the interests of our and Gryphon’s respective stockholders, including, among others, the continued service as an officer or director of the combined organization, severance benefits, the acceleration of stock option and restricted stock unit vesting, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined organization in accordance with Rule 144 under the Securities Act.

For example, we are party to arrangements with our executive officers pursuant to their employment agreements and transaction success agreements that may result in the receipt by such executive officers of cash severance payments and other transaction success bonuses and benefits with a total value of approximately $1.4 million (collectively and not individually), but not including the value of any accelerated vesting of our equity awards held by those officers. Additionally, our officers and directors are parties to the support agreements with Gryphon.

The Akerna board of directors was aware of these interests and considered them, among other matters, in the decision to approve the Merger Agreement.

The market price of our Common Stock following the Merger may decline as a result of the Merger.

The market price of our Common Stock may decline as a result of the Merger for a number of reasons, including if:

  investors react negatively to the prospects of the combined organization’s product candidates, business and financial condition following the Merger;
  the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or
  the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with or following the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests in our company without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede the ability of us to enter into material transactions that are not in the ordinary course of business pending completion of the Merger, other than the Sale Transaction. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions that are impeded or prohibited pursuant to these covenants could be favorable to our stockholders if consummated.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The Merger Agreement contains “no-shop” restrictions on the Company’s ability to solicit, initiate or knowingly encourage third party proposals relating to alternative transactions or to provide information to, or engage in discussions with, a third party in relation to an alternative transaction, subject to certain exceptions to permit our Board of Directors to comply with its fiduciary duties. Before our Board Directors may change its recommendation to stockholders to adopt the Merger or terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), the Company must, among other things, provide Gryphon with notice. Upon the termination of the Merger Agreement, including in connection with a Superior Proposal, we may be required to pay up to $275,000 (less reimbursed expenses) as a termination fee.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Merger. These provisions might also result in a potential third party acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $275,000 termination fee that may become payable.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Because the lack of a public market for Gryphon’s capital stock makes it difficult to evaluate the value of Gryphon’s capital stock, the stockholders of Gryphon may receive shares of our Common Stock in the Merger that have a value that is less than, or greater than, the fair market value of Gryphon’s capital stock.

The outstanding capital stock of Gryphon is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Gryphon. Because the percentage of our Common Stock to be issued to Gryphon’s stockholders was determined based on negotiations between the parties, it is possible that the value of our Common Stock to be received by Gryphon’s stockholders will be less than the fair market value of Gryphon, or we may pay more than the aggregate fair market value for Gryphon.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by our and Gryphon’s stockholders, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger. Additionally, if the Merger does not occur, we may not have sufficient cash to conduct an orderly wind-down and dissolution of our company. We may seek an immediate dissolution, subject to a vote of our stockholders, in the event the Merger is not completed.

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.

We could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of either us or Gryphon or both parties if the costs associated with such demands or litigation are significant enough.

If the Merger is not completed, we may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Merger will be completed. If the Merger is not completed, we may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if we were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. As a result of this requirement, a portion of our remaining cash assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our Common Stock could lose all or a significant portion of their investment in the event of our liquidation, dissolution or winding up.

Our ability to use NOL carryforwards and certain tax credit carryforwards may be subject to limitation in connection with the Merger and other ownership changes.

As of December 31, 2022, we had federal and state NOL carryforwards of $58.9 million. The majority of federal NOL carryforwards are carried forward indefinitely. Federal NOLs generated after 2017 have an indefinite carryforward and are only able to offset 80 percent of taxable income beginning in 2021. As of December 31, 2022, we had $17.5 million of foreign NOL carryforwards which begin to expire in 2034. Under Section 382, changes in our ownership may limit the amount of NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in our ownership of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and research and development tax credit carryforwards before they expire. The completion of the Merger, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of the Merger, prior private placements, sales of common stock by our existing stockholders, or additional sales of our common stock by the combined organization after the Merger, could have a material adverse effect on our results of operations in future years.

Risks Related to the Proposed Sale Transaction

While the Sale Transaction is pending, it creates unknown impacts on our future which could materially and adversely affect our business, financial condition and results of operations.

While the Sale Transaction is pending, it creates unknown impacts on our future. Therefore, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending consummation of the Sale Transaction. The occurrence of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations.

The failure to consummate the Sale Transaction may materially and adversely affect our business, financial condition and results of operations.

The Sale Transaction is subject to various closing conditions including, among others, the approval of the Sale Transaction by our stockholders. We cannot control these conditions and cannot assure you that they will be satisfied. If the Sale Transaction is not consummated, we may be subject to a number of risks, including the following:

  we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in equivalent terms as compared to what is proposed in the Sale Transaction;
  the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the Sale Transaction will be consummated;
  the failure to complete the Sale Transaction may create doubt as to our ability to effectively implement our current business strategies;
  our costs related to the Sale Transaction, such as legal, accounting and financial advisory fees, must be paid even if the Sale Transaction is not completed; and
  our relationships with our customers, suppliers and employees may be damaged and our business may be harmed.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations, which could cause the market value of our common stock to decline.

Certain provisions of the Purchase Agreement may discourage third parties from submitting alternative proposals for the subsidiaries and assets being sold, including proposals that may be superior to the arrangements contemplated by the Purchase Agreement.

The Purchase Agreement contains “no-shop” restrictions on the Company’s ability to solicit, initiate or knowingly encourage third party proposals relating to alternative transactions or to provide information to, or engage in discussions with, a third party in relation to an alternative transaction, subject to the ability of our Board of Directors to change their recommendation and terminate the Purchase Agreement in accordance with their fiduciary duties. Before our Board of Directors may change its recommendation to stockholders or terminate the Purchase Agreement to accept a Superior Offer (as defined in the Purchase Agreement), the Company must, among other things, provide POSaBIT with a five business day notice period in which to make a counter-proposal before our Board of Directors may make an announcement of the change in recommendation to consider a potential counter-proposal to the Superior Offer . Upon the termination of the Purchase Agreement, including in connection with a Superior Offer, we may be required to pay up to $140,000 as a termination fee plus $60,000 in reasonable fees and expenses.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Sale Transaction. These provisions might also result in a potential third party acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $140,000 termination fee and $60,000 in  fees and expenses that may become payable.

If the Purchase Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Purchase Agreement.

The closing of the Merger is conditioned on the consummation of the Sale Transaction.

The closing of the Merger is conditioned on the closing of the Sale Transaction. If we fail to consummate the Sale Transaction, the Merger may still proceed if Gryphon waives that condition to closing, provided that the other closing conditions contained in the Merger Agreement are satisfied or waived. The occurrence of these events would result in the combined organization continuing to own MJF and Ample following the closing of the Merger, which could cause the combined organization to incur unanticipated costs and expenses in connection with such continued ownership, or pursuit of an alternative disposition of MJF and Ample. It is not currently anticipated that Gryphon would waive the condition of the completion of the Sale Transaction and therefore failure to consummate the Sale Transaction will likely result in the failure to consummate the Merger and will result in us continuing our operations, which may be adversely impacted by the failure of the Sale Transaction and Merger Transaction, seeking alternative transactions, which may have less value to the stockholders, or seeking to dissolve and liquidate Akerna.

A Superior Offer under the Purchase Agreements or a Superior Proposal under the Merger Agreement could result in either or both of the Merger and the Sale Transaction being significantly delayed or not being consummated at all.

If our Board of Directors receives either a Superior Proposal under the Merger Agreement and/or a Superior Offer under the Purchase Agreement, the Board of Directors may be required pursuant to its fiduciary duties to pursue such alternative transactions in the best interests of the stockholders.  This may result in the delay of either of the Merger or the Sale Transaction if an alternative party needs to complete due diligence, finalize deal documents and be substituted into the current structure of the Merger and/or Sale Transaction, and it could result in either or both of the Merger Agreement or Purchase Agreement being terminated in order for the Company to pursue the Superior Proposal or Superior Offer, as the case may be.  In such circumstances, in addition to the termination fees that may be payable under the terms of the Merger Agreement or Purchase Agreement (as discussed above) for the termination of such agreements, we may be sued for terminating such agreements by either Gryphon or POSaBIT, as the case may be, if the opposite party in those agreements disagrees with our Board of Director’s determination of their fiduciary duties or otherwise believes we violated the terms of such agreements, including the “no-shop” provisions contained therein, in obtaining the proposed Superior Proposal or Superior Offer, as the case may be.  Such lawsuit(s) could significantly delay the closing of the Merger and/or the Sale Transaction or prevent them from occurring altogether.  If we terminate either of the Merger Agreement or the Purchase Agreement, there is no guarantee that the alternative Superior Proposal or Superior Offer, as the case may be, will be consummated. If such alternative transactions are not consummated, any other alternative transactions we may pursue may have less value to the stockholders or we may be forced to dissolve and liquidate the Company.

Risks Related to Our Financial Condition and Operating History

There is substantial doubt about our ability to continue as a going concern.

The notes to our financial statements include disclosure regarding the substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This uncertainty could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. As described in “Item 1 – Business – Business Overview - Exploration of Strategic Alternatives - Merger and Sale Transaction,” we have committed to the Sale Transaction to complete our intended exit from the SaaS industry and to the Merger as the most favorable strategic alternative for our stockholders. There can be no assurance that we will be successful in executing and completing the Sale Transaction and the Merger and obtaining sufficient funding, if necessary, on terms acceptable to us to fund continuing operations through the anticipated closing of the aforementioned transactions, if at all.

Our ability to continue as a going concern is dependent upon our ability to successfully execute the aforementioned transactions. Despite the comprehensive scope of our collective plans, the inherent risks associated with their successful execution are not sufficient to fully overcome substantial doubt about our ability to continue as a going concern for one year from the date of issuance of the consolidated financial statements. Accordingly, if we are unable to execute our plans within the timeframe described above, we may have to reduce or otherwise curtail our continuing operations which could significantly and adversely affect our results of operations or we may determine to dissolve and liquidate our assets. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of the Senior Convertible Notes, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business. See “Risks related to our Convertible Debt” below.

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception. For the years ended December 31, 2022 and 2021, we had a net losses of $79.1 million and $31.3 million, respectively. These losses have been due to the substantial investments we have made to develop our monitoring and compliance platforms and related software, market these products to government regulatory agencies and commercial businesses and growing our infrastructure to support the business. We anticipate continuing to generate losses from operations and using cash from operating activities for the foreseeable future, although at lower than historical levels as a result of restructuring actions taken during the second quarter of 2022 and the curtailment of activities associated with our discontinued operations and those business units that we intend to wind down.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. Our wholly-owned subsidiary, MJF, has been in existence since 2010, and much of our revenue growth has occurred during the past five years. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

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

Our offers of products and services help government regulatory agencies and commercial businesses monitor regulatory compliance and operate efficiently and successfully in compliance with applicable state laws. Our long-term results will directly depend on the continued growth of the legalized cannabis industry (and public acceptance of cannabis-related products) and the ability of our current and future clients to successfully market their own products and services. If the legalized cannabis marketplace does not continue to grow because the public does not increasingly accept cannabis-related products or government regulators adopt laws, rules, or regulations that terminate or diminish the ability for commercial businesses to develop, market, and sell cannabis-related products, our business and financial performance would be materially adversely affected. Additionally, even if the cannabis marketplace continues to grow rapidly, and government regulation allows for the free-market development of this industry, products, and services competitive with those offered by us may enjoy better market acceptance.

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

Marijuana remains illegal under U.S. federal law

Marijuana is a Schedule-I controlled substance under the CSA, and is illegal under federal law. It remains illegal under U.S.’s federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 a.1. states that it shall be unlawful to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our clients’ inability to proceed with their operations, which would adversely affect demands for our products and services.

Uncertainty of federal enforcement

Any presidential administration, current or future, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. Recent administrations have disagreed on how strongly to enforce federal cannabis laws. For example, on August 29, 2013, the U.S. Department of Justice (the “DOJ”) under the Obama administration issued a memorandum (the “Cole Memorandum”), characterizing strict enforcement as an inefficient use of federal investigative and prosecutorial resources. The Cole Memorandum provided guidance to all federal prosecutors and indicated that federal enforcement of the CSA against cannabis-related conduct should be focused on specific priorities, including cannabis distribution to minors, violence in connection with cannabis distribution, cannabis cultivation on federal property, and collection of cannabis-derived revenue by criminal enterprises, gangs and cartels. On January 4, 2018, the DOJ under the Trump administration issued a memorandum (the “Sessions Memorandum”), which effectively rescinded the Cole Memorandum and directed federal prosecutors to enforce the CSA and to follow well-established principles when pursuing prosecutions related to cannabis activities. The DOJ under the Biden administration has not readopted the Cole Memorandum, but President Biden has indicated support for decriminalization of cannabis. On October 6, 2022, President Biden issued an executive order pardoning all persons convicted of simple possession of cannabis under the CSA and directed the Secretary of Health and Human Services and the Attorney General to initiate an administrative process to review the scheduling of cannabis under the CSA. Further, on December 2, 2022, President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, which streamlines and expands the process for researching the medical use of cannabis. We cannot predict how the current administration or future administrations will enforce the CSA or other laws against cannabis activities. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. The legal uncertainty and possible future changes in law could negatively affect our revenues, results of operations and success generally.

Unless and until Congress amends the CSA with respect to medical and/or adult use cannabis, there is a risk that federal prosecutors may enforce the existing CSA. Federal authorities may decide to change their current posture and begin to enforce current federal cannabis law and, if they begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may directly or indirectly adversely affect our revenues and profits.

In 2014, Congress passed a spending bill, (the 2015 Appropriations Bill), containing a provision (the “Appropriations Rider”), blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider provided a budgetary constraint on the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the DOJ maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. The Appropriations Rider was included in the omnibus spending bill for fiscal years 2015, 2016, 2017, 2018, 2019, 2020 and 2021. On December 29, 2022, President Biden signed the omnibus spending bill, which included the Appropriations Rider, extending its application until September 30, 2023. However, there is no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. If the Appropriation Rider is not extended in the future, the risk of federal enforcement and override of state medical marijuana laws would increase.

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

We could become subject to racketeering laws

While we do not grow, handle, process or sell cannabis or cannabis-derived products, our receipt of funds from clients that do conduct such operations in violation of federal law exposes us to risks related to federal racketeering laws. RICO is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. Any violation of RICO could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens or criminal charges, including but not limited to, seizure of assets, disgorgement of profits, cessation of our business activities or divestiture.

Banking regulations could limit access to banking services and expose us to risk

Our receipt of payments from clients engaged in state-legal cannabis operations could also subject us to the consequences of a variety of federal laws and regulations that involve money laundering, financial record keeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the USA PATRIOT Act and any related or similar rules, regulations or guidelines, issued, administered or enforced by the federal government. Since we fund from activities that are illegal under the CSA, banks and other financial institutions providing services to us risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the Bank Secrecy Act, among other applicable federal statutes. Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of federal laws and regulations governing financial institutions. The inability to open bank accounts may make it difficult for us or our clients to operate and our client’s reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry and we may experience similar difficulties in obtaining and maintaining regular banking and financial services because of the activities of our clients.

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

Bankruptcy Risks

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

Contracts for Leaf Data Systems® with government agencies in Pennsylvania and Utah represented 22 percent and 18 percent of our revenue for the years ended December 31, 2022 and 2021, respectively. In order to obtain a government contract for Leaf Data Systems®, we are required to follow a competitive bidding process in each state where we seek a contract. Government contracts have very specific compliance requirements that often require contractors to invest material time and money to prepare a bid to ensure that our technology, processes, and staff meet these specific requirements. After expenditures of such time and money, there is no assurance that the bid will result in an award of a contract. Further, even if a contract is awarded, there are strict procedures that government agencies follow when it comes to reimbursement of the costs incurred in the course of fulfilling contracts. Accordingly, it is possible that some or all costs might not be reimbursed under a government contract as contemplated by us.

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

Our operations may be adversely affected by disruptions to our IT systems, including disruptions from cybersecurity breaches of our IT infrastructure.

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

Some of the applications and services available through the Leaf Data System® and MJ Platform® are provided through relationships with third-party service providers. We do not typically have any direct control over these third-party service providers. These third-party service providers could experience service outages, data loss, privacy breaches, including cyber-attacks, and other events relating to the applications and services they provide that could diminish the utility of these services and which could harm users thereof. The MJ Platform® itself does not depend on any third-party software or applications and is based entirely on open source technologies and custom programming. The MJ Platform®, however, is hosted by Amazon Web Services, a third-party service provider. There are readily available alternative hosting services available should we desire or need to move to a different web host. Certain ancillary services provided by us also uses the services of third-party providers, for which, we believe, there are readily available alternatives on comparable economic terms. Offering integrated platforms, such as the Leaf Data System® and MJ Platform® which rely, in part, on the services of other providers lessens the control that we have over the total client experience. Should the third-party service providers we rely upon not deliver at standards we expect and desires, acceptance of our platforms could suffer, which would have an adverse effect on our business and financial performance. Further, we cannot be assured of entering into agreements with such third-party service providers on economically favorable terms.

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

Our ability to compete depends, in part, upon successful protection of our intellectual property relating to our Leaf Data Systems® and MJ Platform®, and intellectual property acquired in the business combinations with Ample. We seek to protect our proprietary and intellectual property rights through patent applications, available copyright and trademark laws, nondisclosure agreements, and licensing and distribution arrangements with reputable companies in our target markets. While patent protection for inventions related to cannabis and cannabis-related products is available, there are substantial difficulties faced in the patent process by cannabis-related businesses. Further, patent applications may be rejected for numerous other reasons beyond those related to the cannabis industry, including that the subject matter of the application is found to be non-patentable. Our previous patent applications were denied and while we are continuing to pursue such applications and believe they are with merit, there can be no assurance that patents will be issued on these applications. The failure to be awarded patents on our technology could weaken our ability to enforce our intellectual property rights. Any such enforcement, whether we have been granted patent protection or not, would be costly, and there can be no assurance that we will have the resources to undertake all necessary action to protect our intellectual property rights or that we will be successful. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect the same and could distract management from our underlying business operations. The infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision does not exclude stockholders from suing in federal court for claims under the federal securities laws but may limit a stockholder’s ability to bring such claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims.

Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Risks Related to our Convertible Debt

The issuance of shares of our Common Stock pursuant to our Senior Convertible Notes may result in significant dilution to our stockholders.

The conversion of our outstanding Senior Convertible Notes could result in the issuance of a significant number of shares of our Common Stock. As of December 31, 2022, there was a total of $14.7 million principal amount of Senior Convertible Notes convertible at a price of $4.75 per share, which would result in the issuance of 3,086,890 shares of our Common Stock upon the conversion of the Senior Convertible Notes in full. At the option of Akerna, the installment payments on the Senior Convertible Notes can be converted into shares of Common Stock of Akerna at a price per share equal to the lower of (i) the conversion price then in effect, or (ii) the greater of (x) the floor price of $10.80 and (y) 90% of the lower of (A) the volume-weighted average price of the Common Stock as of the trading day immediately preceding the applicable date of determination and (B) the quotient of (I) the sum of the volume-weighted average price of the common stock for each of the two (2) trading days with the lowest volume-weighted average price of the Common Stock during the ten consecutive trading day period ending on and including the trading day immediately prior to the applicable date of determination, divided by (II) two.

Due to the variable nature of the adjustments of installment conversion prices and the formula that sets certain conversion prices of these securities based on a discount to the then-current market price, we could issue up to 26,562,911 shares of Common Stock as of December 31, 2022, upon conversion of the Senior Convertible Notes at the floor price, which may result in significant dilution to our stockholders and could negatively impact the trading price of our Common Stock.

Our obligations to the holders of our Senior Convertible Notes are secured by a security interest in substantially all of our assets, if we default on those obligations, the Senior Convertible Note holders could foreclose on our assets.

Our obligations under the Senior Convertible Notes and the related transaction documents are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under the Senior Convertible Notes, the collateral agent on behalf of the holders of the Senior Convertible Notes could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of their investment.

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

Risks Related to Our Common Stock

We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute investors’ ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of Common Stock.

Any additional financing that we secure, may require the granting of rights, preferences, or privileges senior to, or pari passu with, those of our Common Stock. Any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event, may have a dilutive impact on stockholders’ ownership interest, which could cause the market price of our Common Stock to decline. We may also raise additional funds through the incurrence of debt, subject to the limitations imposed by our current outstanding Senior Convertible Notes, or the issuance or sale of other securities or instruments senior to our shares of Common Stock. We cannot be certain how the repayment of our Senior Convertible Notes will be funded and we may issue further equity or debt in order to raise funds to repay the promissory notes, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our Common Stock, it may negatively impact the trading price of our shares of common stock and stockholders may lose all or part of their investment.

Warrants are exercisable for our Common Stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2022, there are 5,813,804warrants to purchase 290,690 shares of our Common Stock at $230.00 per share (the “2019 Public Warrants”) and 45,652,174 warrants to purchase 2,282,609 shares of our Common Stock at $4.60 per share (the “2022 Warrants”). To the extent such warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the then-existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Certain of our warrants are accounted for as a derivative liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities.

We had 225,635 warrants that were issued in private placements that occurred concurrently with the initial public offering of MTech Acquisitions Corp., our successor (the “Private Warrants”). These Private Warrants and the shares of Company Common Stock issuable upon the exercise of the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the initial public offering, in which case the 225,635 Private Warrants could be redeemed by the Company for $2,256.35. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. As a result of the provision that the Private Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, we are required to account for these Private Warrants as a warrant liability and record (a) that liability at fair value and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock.

If we do not maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants or pre-funded warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis,” and under no circumstances would we be required to make any cash payments or net cash settle such warrants to the holders. As a result, the number of shares of Common Stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holders exercised their warrants. Under the terms of the warrants, we have agreed to use our best efforts to maintain a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of such warrants until the expiration of such warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced.

Provisions of the warrants could discourage an acquisition of us by a third party.

Certain provisions of the warrants  could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants.

We may face additional risks, including regulatory, litigation, stockholder or other actions and negative impacts on our stock price, as a result of the material weakness in our internal control over financial reporting and revisions to our financial statements.

As a result of our material weaknesses in internal control over financial reporting, we face potential additional risks, including regulatory, litigation, stockholder or other actions and negative impacts on our stock price, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

The market price of our shares of Common Stock is particularly volatile given our status as a relatively new public company with a generally small and thinly traded public float, which could lead to wide fluctuations in our share price. Stockholders may be unable to sell their shares of Common Stock at or above their purchase price, which may result in substantial losses to them.

The market for our shares of Common Stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors, including the fact that our shares are thinly traded relative to larger, more established companies. The price for our shares of Common Stock could, for example, decline precipitously in the event that a large number of our shares of Common Stock are sold on the market without commensurate demand. As of December 31, 2022, there are 5,813,804 2019 Public Warrants to purchase 290,690 shares of our Common Stock at $230.00 per share, 45,652,174 2022 Warrants to purchase 2,282,609 shares of our Common Stock at $4.60 per share and $14.7 million in principal amount of Senior Convertible Notes at a price of $4.75 per share, which if exercised or converted and sold into the open market could cause our stock price to decline. In addition, because we may be considered a speculative or “risky” investment due to our lack of profits to date, certain investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of Common Stock on the market more quickly and at greater discounts, thus resulting in a rapid downward decline in the price of our Common Stock. Many of these factors are beyond our control and may decrease the market price of our shares of Common Stock, regardless of our operating performance.

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

●	Market conditions in our industry, the industries of our clients, and the economy as a whole;
●	Actual or expected changes in our growth rates or our competitors’ growth rates;
●	Developments in the financial markets and worldwide or regional economies;
●	Announcements of innovations or new products or services by us or our competitors;
●	Announcements by the governments and other regulatory authorities relating to regulations that apply to our industry;
●	Sales of our Common Stock or other securities by us or in the open market; and
●	Changes in the market valuations of other comparable companies.

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

General Risks

Any failure to maintain effective disclosure controls and procedures and internal control over our financial reporting could materially adversely affect us.

We do not currently have effective disclosure controls and procedures and internal control over financial reporting. Effective disclosure controls and procedures provides reasonable assure that our public reports contain necessary material information as required by applicable securities laws. Effective internal control over financial reporting provides reasonable assurance on our ability to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide accurate and timely reports and reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us.

Failure to remediate material weaknesses in internal controls over financial reporting could result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal controls over financial reporting and has concluded that due to such material weaknesses, our internal controls over financial reporting (including disclosure controls and procedures) were not effective as of December 31, 2022. If not remediated, our failure to establish and maintain effective disclosure controls and procedures over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market (“Nasdaq”), and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attribute to offset its post-change income may be limited. As of December 31, 2022, we had gross federal and state NOL carryforwards totaling $58.9 million. While the federal NOL carryforwards are generally indefinite in nature, the majority of the state NOL carryforwards begin to expire in 2039. We may, in the future, as a result of subsequent shifts in our stock ownership, experience, an “ownership change.” Thus, our ability to utilize carryforwards of our NOLs and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Internal Revenue Code has occurred at any time in the past or may occur in the foreseeable future, due to the costs and complexities associated with completing such a study. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes.

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

Proposed legislation in the U.S. Congress, including changes in U.S. tax law and the recently enacted Inflation Reduction Act of 2022, may adversely impact us and the value of our Common Stock.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of shares of our Common Stock. Additionally, states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us or our investors is uncertain.

In addition, the Inflation Reduction Act of 2022 includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or investors in our Common Stock.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters are located in Denver, Colorado, although we do not lease or own any real property associated with our corporate headquarters as our workforce is primarily remote.  We believe that our existing remote work arrangements are adequate for our current needs and that suitable alternative space would be available to us to lease on commercially reasonable terms if and when we need it.

Item 3. Legal Proceedings.

From time to time, we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Refer to "Commitments and Contingencies" under Note 12 to our consolidated financial statements included elsewhere in this Form 10-K for a further discussion of our current legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Warrants

Our Common Stock and 2019 Public Warrants have been listed on the Nasdaq Capital Market since June 19, 2019 under the symbols “KERN” and “KERNW”, respectively. We completed a 20-for-one reverse stock split (the “Reverse Stock Split”) that became effective at 12:01 a.m. Eastern Standard Time on November 8, 2022.

Holders

As of December 31, 2022, we had 213 holders of record of our Common Stock and 6 holders of record of our warrants. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the year ended December 31, 2022, were previously reported in our Current Reports on Form 8-K.

Repurchase of Securities

During the year ended December 31, 2022, neither we nor any of our affiliates repurchased shares of our Common Stock or warrants registered under Section 12 of the Exchange Act.

2019 Long Term Incentive Plan Summary

The purpose of the 2019 Long Term Incentive Plan (“Equity Incentive Plan”) is to enable Akerna to offer its employees, officers, directors and consultants whose past, present and/or potential future contributions to Akerna have been, are, or will be important to its success, an opportunity to acquire a proprietary interest in Akerna. The various types of incentive awards that may be provided under the Equity Incentive Plan are intended to enable Akerna to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

Plan Administration

The Equity Incentive Plan is administered by the compensation committee of the Akerna Board (the “Compensation Committee”) or by the full Akerna Board, which may determine, among other things, (1) the persons who are to receive awards, (2) the type or types of awards to be granted to such persons, (3) the number of shares of Common Stock to be covered by, or with respect to what payments, rights, or other matters are to be calculated in connection with the awards, (4) the terms and conditions of any awards, (5) whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares of Common Stock, other securities, other awards or other property, or cancelled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, cancelled, forfeited, or suspended, (6) whether, to what extent, and under what circumstances the delivery of cash, shares of Common Stock, other securities, other awards or other property and other amounts payable with respect to an award, and (7) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the Equity Incentive Plan.

Stock Options

Stock options granted under the Equity Incentive Plan may be of two types: (i) Incentive Stock Options (as defined in the Equity Incentive Plan) and (ii) Non-qualified Stock Options (as defined in the Equity Incentive Plan). Any stock option granted under the Equity Incentive Plan shall contain such terms, as the Compensation Committee may from time to time approve.

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

Stock Appreciation Rights

The Compensation Committee may grant Stock Appreciation Rights in tandem with a stock option or alone and unrelated to a stock option. The Compensation Committee may grant stock appreciation rights to participants who have been or are being granted stock options under the Equity Incentive Plan as a means of allowing such participants to exercise their stock options without the need to pay the exercise price in cash. In the case of a Non-qualified Stock Option, a stock appreciation right may be granted either at or after the time of the grant of such Non-qualified Stock Option. In the case of an Incentive Stock Option, a stock appreciation right may be granted only at the time of the grant of such Incentive Stock Option. Stock appreciation rights shall be exercisable as shall be determined by the Compensation Committee. All or a portion of a stock appreciation right granted in tandem with a stock option shall terminate and shall no longer be exercisable upon the termination or after the exercise of the applicable portion of the related stock option.

Restricted Stock and Restricted Stock Units

Shares of restricted stock may be awarded either alone or in addition to other awards granted under the Equity Incentive Plan. The Compensation Committee shall determine the eligible persons to whom, and the time or times at which, grants of restricted stock will be awarded, the number of shares to be awarded, the price (if any) to be paid by the holder, any restriction period, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the awards. In addition, the Compensation Committee may award restricted stock units, which may be subject to vesting and forfeiture conditions during the applicable restriction period, as set forth in an agreement.

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

Other Stock-Based Awards

Other Stock-Based Awards may be awarded, subject to limitations under applicable law, that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock, as deemed by the Compensation Committee to be consistent with the purposes of the Equity Incentive Plan, including, without limitation, purchase rights, shares of Common Stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures, or other rights convertible into shares of Common Stock and awards valued by reference to the value of securities of or the performance of specified subsidiaries.

Change of Control Provisions

The Equity Incentive Plan provides that in the event of a change of control event, (1) all of the then outstanding options and stock appreciation rights granted pursuant to the Equity Incentive Plan will immediately vest and become immediately exercisable as of a time prior to the change in control and (2) any performance goal restrictions related to an award will be deemed achieved at 100% of target levels and all other conditions met as of a time prior to the change in control. In the event of the sale of all of Akerna’s assets or a change of control event, then the Compensation Committee may (1) accelerate the vesting of any and all Stock Options and other awards granted and outstanding under the Equity Incentive Plan; (2) require a holder of outstanding options to relinquish such award to Akerna upon the tender by Akerna to holder of cash, stock or other property, or any combination thereof pursuant to the terms of the Equity Incentive Plan and (3) terminate all incomplete performance periods in respect of awards in effect on the date the acquisition occurs, determine the extent to which performance goals have been met based upon such information then available as it deems relevant and cause to be paid to the holder all or the applicable portion of the award based upon the Compensation Committee’s determination of the degree of attainment of performance goals, or on such other basis determined by the Compensation Committee.

The Akerna Board may at any time, and from time to time, amend alter, suspend or discontinue any of the provisions of the Equity Incentive Plan, but no amendment, alteration, suspension or discontinuance shall be made that would impair the rights of a holder under any agreement theretofore entered into hereunder, without the holder’s consent, except as set forth in this Equity Incentive Plan or the agreement. Notwithstanding anything to the contrary herein, no amendment to the provisions of the Equity Incentive Plan shall be effective unless approved by the stockholders of Akerna to the extent stockholder approval is necessary to satisfy any provision of the Ethics Code or other applicable law or the listing requirements of any national securities exchange on which Akerna’s securities are listed.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to the shares of our Common Stock that may be issued under our existing Equity Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights or vesting of restricted stock units (column - a)	Weighted- average exercise price of outstanding options, warrants and rights or vesting of restricted stock units (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2019 - Equity compensation plan approved by security holders	225,000	$$89.66	172,021
Total	225,000	$$89.66	172,021

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the years ended December 31, 2022 and 2021 and the related notes thereto, which have been prepared in accordance with GAAP.

Akerna is the leading provider of SaaS solutions within the cannabis industry that enable regulatory compliance and inventory management through our wholly-owned subsidiaries MJF, Trellis, Ample, Solo, Viridian, and 365 Cannabis. Our proprietary suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We also develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, Trellis®, Ample, Viridian and 365 Cannabis to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Our Viridian and 365 Cannabis solutions are considered enterprise offerings (“Enterprise”) and all other solutions are considered non-enterprise offerings (“Non-Enterprise”) that meet the needs of our small and medium business (“SMB”) and government regulatory agency customers. We offer our software solutions to our customers as a subscription-based service. Subscription fees are based upon the chosen package which includes differentiated platform capabilities, support and user accounts. As customers recognize the value of our platform, we increasingly engage with them to facilitate broad adoption across other parts of their business.

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

Key Business Metrics

In addition to our results determined in accordance with GAAP, we believe earnings before interest, taxes, depreciation and amortization, or EBITDA, and Adjusted EBITDA are useful in evaluating our operating performance. We use EBITDA and Adjusted EBITDA, to evaluate our ongoing operations and for internal planning and forecasting purposes. Please see the heading “Non-GAAP Financial Measures” for additional discussion and a reconciliation of our net loss determined in accordance with GAAP to these non-GAAP measures.

Key Developments

The following general business developments had or may have a significant impact on our results of operations, financial position and cash flows:

Strategic Shift in Business Strategy

As previously disclosed, we have been engaged in considering strategic partnerships and evaluating potential strategic transactions in a comprehensive effort to address our financial challenges and our ability to continue as a going concern. During the fourth quarter of 2022, we committed to a number of significant actions described below that collectively represent a strategic shift in our business strategy for 2023 and beyond.

Exiting the Enterprise Software Business

The development of our Enterprise software business unit, which began with the acquisitions of Viridian and 365 Cannabis in 2021, did not achieve a sustainable scale in a timely manner consistent with our original plans. Accordingly, we committed to an effort to market this business unit during the fourth quarter of 2022. Ultimately we secured a buyer for 365 Cannabis and were engaged in exclusive negotiations through December 31, 2022 and into January 2023. On January 11, 2023, we completed the sale of 365 Cannabis to the Buyers pursuant to the 365 SPA for (i) cash in the amount of $0.5 million and the (ii) the termination and release of our obligation to the Buyers for contingent consideration in connection with the Earn-out Obligation, subject to customary post-closing adjustments, if any. Any post-closing adjustments are generally limited to certain adjustments in accounts payable and indemnification obligations in accordance with the 365 SPA. Upon completion of the sale, $0.4 million of the total cash proceeds was placed into the Restricted Accounts held as security for the Senior Convertible Notes while $0.1 million was subject to the 365 Holdback by the Buyers to be released to us and also placed into the Restricted Accounts after all post-closing adjustments, if any, are resolved. In accordance with the 365 SPA, we and the Buyers agreed that the value of the Earn-out Obligation was $2.3 million, a reduction of $4.0 million from the original estimate, for purposes of the sale of 365 Cannabis and is reflected on our consolidated balance sheets as Contingent consideration payable.

While we explored similar sale options for Viridian, we were unable to commit to any definitive transaction. Accordingly, we informed Viridian’s customers that we do not plan to continue software and support services beyond the date of existing contracts, all of which expire during the first quarter of 2023. With the sale of 365 Cannabis and our commitment to wind down the operations of Viridian, we have effectively exited the Enterprise software business. Accordingly, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Viridian in connection with our contractual commitments. Continuing revenues and expenses in the first quarter of 2023 are not anticipated to be material.

Disposal of Non-Core SMB Software Products and Brands

In addition to the our exit from the Enterprise software business, we initiated efforts in the fourth quarter of 2022 to explore a sales process for the non-core components and brands of our SMB/Non-Enterprise business unit, including Trellis, a cultivation and compliance software platform, Solo, a seed-to-sale tagging and tracking software platform, Last Call Analytics (“LCA”), a retail analytics platform and wholly-owned subsidiary of Ample, and our equity investment in Zol Solutions, Inc. (“ZolTrain”). On January 31, 2023, we completed the sale of LCA for cash in the amount of $0.1 million, subject to post-closing adjustments, if any. In December 2022, we sold our investment in ZolTrain for a nominal amount (see Note 7 - Investments to the consolidated financial statements). While we pursued sale opportunities for Trellis and Solo, we were ultimately unable to commit to any definitive transactions. Accordingly, we have communicated with the remaining customers of those businesses that we will discontinue software service and support upon the expiration of existing contracts during the first half of 2023. Similar to Viridian, as discussed above, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Solo and Trellis in connection with our contractual commitments. Continuing revenues and expenses in the first half of 2023 are not anticipated to be material.

Exit Strategy

With the completion of the sales of 365 Cannabis, LCA and ZolTrain and the commitment to effectively discontinue and wind down the operations and service associated with Viridian, Solo and Trellis, our remaining core SMB and governmental business unit is comprised of MJF and Ample. Concurrent with the actions described above, we entered into letters of intent with two unrelated parties in the fourth quarter of 2022 to (i) explore the sale of our remaining core SMB and governmental business unit and (ii) realize the potential value of our publicly-held holding company through a merger or similar transaction. Collectively, pursuit of these transactions reflects our intention to fully exit the SaaS industry.

On January 27, 2023, we and Akerna Exchange entered into the Sale Transaction with POSaBIT to sell MJF and Ample to POSaBIT for a purchase price of $4.0 million in cash. See “Item 1 – Business – Business Overview - Exploration of Strategic Alternatives - Merger and Sale Transaction” for a more detailed description of the Sale Transaction and the underlying MJF-Ample Purchase Agreement.

On January 27, 2023, we entered into the Merger Agreement with Gryphon and Akerna Merger. Upon the terms and subject to the satisfaction of the conditions provided in the Merger Agreement, including the approval of the transaction by Akerna’s and Gryphon’s stockholders, Akerna Merger will be merged with and into Gryphon  with Gryphon surviving the Merger as a wholly-owned subsidiary of Akerna. See “Item 1 – Business – Business Overview - Exploration of Strategic Alternatives - Merger and Sale Transaction” for a more detailed description of the Merger and the underlying Merger Agreement.

On January 27, 2023, we entered into the Exchange Agreements with the holders of our Senior Convertible Notes. See “Item 1 – Business Overview – Exchange Agreements” for a more detailed description of the Exchange Agreements.

Financial Reporting and Classification

As a result of the corporate actions described above, 365 Cannabis and LCA (together, the “Discontinued Group”) met the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly, the assets and liabilities of these entities are classified and reflected on our consolidated balance sheets as held for sale as of December 31, 2022 and 2021, respectively, and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. Certain financial disclosures including major components of the assets and liabilities and results of operations of the Discontinued Group are provided in Note 17 to the consolidated financial statements. Our core SMB and governmental business unit (MJF and Ample), the businesses for which we have committed to terminate operations (Viridian, Solo and Trellis) and our publicly-held parent holding company (Akerna Corp.) comprise our continuing operations. Collectively, these entities are presented as  continuing operations for all periods presented herein and until such time that stockholder approval is received for the Sale Transaction and the Merger.

The results of operations of our discontinued operations and the assets and liabilities of these operations that are held for sale and certain other additional disclosures are provided in Note 17 to the consolidated financial statements.

Preferred Stock Offering and Reverse Stock Split

On October 4, 2022, we completed an offering 400,000 of shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Convertible Redeemable Preferred Stock”), at an offering price of $9.50 per share, representing a 5 percent original issue discount to the stated value of $10.00 per share, for gross proceeds of approximately $4.75 million in the aggregate, before the deduction of $0.4 million for fees and offering expenses of our financial advisor. We also incurred and paid approximately $0.1 million of other issue costs attributable to third-party professional and legal fees. The aggregate net proceeds (after deducting the fees and expenses of our financial advisor) together with the additional amount to provide for the 105 percent redemption premium, or $0.5 million, on the Convertible Redeemable Preferred Stock was deposited in an account with an escrow agent.

On November 7, 2022, we held a special meeting of stockholders to consider an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation (the “Charter”), to effect the Reverse Stock Split as determined by our Board of Directors. The holders of the Convertible Redeemable Preferred Stock agreed to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Convertible Redeemable Preferred Stock until the Reverse Stock Split, voted the shares of the Series A Preferred Stock purchased in the offering in favor of the Amendment and voted the shares of the Series B Preferred Stock purchased in the offering in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that did not vote), the Company’s Special Voting Preferred Stock (excluding any proportion of the Special Voting Preferred Stock that did not vote) and Series A Preferred Stock voted on the Reverse Stock Split. The Reverse Stock Split required the approval of the majority of the issued and outstanding shares entitled to vote on the matter. Because the Series B Preferred Stock was automatically and without further action of the holder voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted), the Company’s Special Voting Preferred Stock (excluding any proportion of the Special Voting Preferred Stock  that was not voted) and Series A Preferred Stock voted on the Reverse Stock Split, abstentions by common stockholders did not have any effect on the votes cast by the holders of the Series B Preferred Stock. The Amendment was approved on November 7, 2022 and the Reverse Stock Split was effectuated at 12:01 a.m. Eastern Standard Time on November 8, 2022.

The holders of all of the Convertible Redeemable Preferred Stock redeemed their shares for cash at 105 percent of the stated value, or $10.50 per share, of such shares on November 9, 2022. Accordingly, we directed the escrow agent to pay $5.25 million on November 10, 2022 to the holders from the escrow account established upon the date of the Convertible Redeemable Preferred Stock offering. The amounts paid over the offering price upon redemption are considered “deemed” dividends and reported as a reduction of Additional paid-in capital in the consolidated statement of changes in stockholders’ equity (deficit).

ATM Offering Program

In 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) and A.G.P./Alliance Global Partners (“AGP”) pursuant to which we could offer and sell from time to time, up to $25 million of shares of our Common Stock through an “at the market” equity offering program (the “2021 ATM Program”). From its inception through September 23, 2022, a total of 118,629 shares of Common Stock with an aggregate gross purchase price of $2.7 million, including 90,808 shares with an aggregate gross purchase price of $0.8 million sold during 2022, were sold under the 2021 ATM Program. On September 23, 2022, we, Oppenheimer and AGP mutually agreed to terminate the 2021 ATM Program.

On September 28, 2022, we entered into a new agreement with AGP pursuant to which we may offer and sell up to $20.0 million of shares of our Common Stock (the “2022 ATM Program”) from time to time through AGP as the sales agent for which they will receive a commission of 3.0 percent of the gross proceeds. The 2022 ATM Program is currently limited to $3.5 million due to certain restrictions imposed by the registration statement underlying the offering (the “Baby Shelf Limitation”). Under the Baby Shelf Limitation, we may not offer Common Stock under the registration statement with a value of more than one-third of the aggregate market value of our Common Stock held by non-affiliates in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million. Net proceeds from the sale of Common Stock under the 2022 ATM Program have been and will continue to be used for general corporate purposes including working capital, marketing, product development and capital expenditures. Through December 31, 2022, we sold a total of 552,148 shares of Common Stock with an aggregate gross purchase price of $1.1 million under the 2022 ATM Program leaving $2.4 million remaining available under the Baby Shelf Limitation.

2022 Unit Offering

On July 5, 2022, we completed an offering (the “2022 Unit Offering”) which was comprised of an aggregate of (i) 29,382,861 units consisting of 1,469,143 shares of Common Stock together with Common Stock warrants (the “Common Warrants”) to purchase up to 1,469,143 shares of Common Stock (together, the “Units”) and (ii) 14,095,400 pre-funded units, consisting of 14,095,400 pre-funded warrants (“Pre-funded Warrants”) to purchase 704,770 shares of Common Stock, together with Common Warrants to purchase up to 704,770 shares of Common Stock (together, the “Pre-funded Units”). The Units were sold at a public offering price of $0.23 per unit and the Pre-funded Units were sold at a public offering price of $0.2299 per pre-funded unit. The Pre-Funded Warrants were exercised immediately thereafter at their nominal exercise price of $0.002 per share. The Common Warrants accompanying each of the Units and Pre-funded Units were issued separately and are immediately tradeable separately upon issuance. The Common Warrants have an exercise price of $4.60 per share subject to certain adjustments, are immediately exercisable and will expire five years from the date of issuance. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Common Warrants was reduced to $3.518 per share effective October 5, 2022.

We granted the Underwriter a 45-day option from the effective date of the 2022 Unit Offering to purchase from us (i) additional shares of Common Stock and/or (ii) Common Warrants and/or (iii) Pre-Funded Warrants, in any combination thereof solely to cover over-allotments(the “Over-allotment Option”); however, the Over-allotment Option expired unexercised on August 14, 2022. In addition, we issued to the Underwriter warrants to purchase additional shares of Common Stock (the “Underwriter Warrants”). Upon the expiration of the Over-allotment Option, the Underwriter Warrants provided for the purchase of up to 108,696 shares of Common Stock. The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after June 29, 2022 (the “Effective Date”) and ending five years from the Effective Date, at a price per share equal to $4.60, subject to certain adjustments. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Underwriter Warrants was reduced to $3.518 per share effective October 5, 2022. The Underwriter Warrants may be transferred by the Underwriter without restriction during the same period.

The Unit Offering closed on July 5, 2022 and we received net proceeds of approximately $9.2 million after deducting underwriting discounts and commissions and related expenses including legal and other professional fees. In connection with an amendment to the Senior Convertible Notes that deferred principal payments to 2023 and provided for certain waivers, among others (see Note 10 - Long Term Debt to the consolidated financial statements), a total of $7.0 million of the proceeds were deposited into the Restricted Accounts. We used the remaining net proceeds from the 2022 Unit Offering for general corporate purposes, including working capital, marketing, product development and capital expenditures. As of September 30, 2022, a total of 45,652,174 warrants exercisable for 2,282,609 shares of Common Stock remain outstanding from the 2022 Unit Offering including 43,478,261 Common Warrants exercisable for 2,173,913 shares of Common Stock and 2,173,913 Underwriter Warrants exercisable for 108,696 shares of Common Stock.

Restructuring

In  May 2022, we implemented a corporate restructuring initiative (the “Restructuring”) as approved by our Board of Directors. The Restructuring resulted in a reduction of our workforce by 59 employees, or approximately 33 percent of the Company’s headcount at that time. We incurred costs of approximately $0.6 million in severance benefits, including employee insurance, associated payroll taxes and legal costs in connection with the Restructuring. This amount was fully attributable to our continuing operations. Of the total, $0.3 million was included in Sales and marketing costs, $0.2 million was recorded in Product development costs and less than $0.1 million was included in each of Cost of revenue and General and administrative expenses, respectively. All amounts incurred were settled in cash during the year ended December 31, 2022. Accordingly, we have no material obligations remaining associated with the Restructuring. In addition to the reduction in force, our executive leadership team was subject to a temporary 25 percent reduction in salary during the second quarter of 2022.

Components of Results of Operations

Revenue

We generate revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 95 percent and 91 percent of our revenue for the years ended December 31, 2022, and 2021, respectively. Revenue from consulting services comprised approximately 5 percent and 9 percent of our revenue for the same periods, respectively.

Software. Our software is solutioned for our key markets, SMB and government regulatory agencies. In these markets, software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, and our government regulatory platform, Leaf Data Systems®. Software contracts are generally quarterly or annual contracts paid monthly, quarterly, or annually in advance of service and cancellable upon 30 or 90 days’ notice, although we do have many multi-year commercial software contracts. Leaf Data Systems® contracts are generally multi-year contracts payable annually or quarterly in advance of service. MJ Platform® and Leaf Data Systems® contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities.

Consulting Services. Consulting services revenue is generated by providing solutions for prospective and current cannabis, hemp and CBD business operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses.

Other Revenue. Our other revenue is derived primarily from point-of-sale hardware and other non-recurring revenue.

Cost of Revenue and Operating Expenses

Cost of Revenue, Our cost of revenue is derived from direct costs associated with operating our commercial and government regulatory software platforms and providing consulting services. The cost of revenue for our commercial and government regulatory platforms relates primarily to hosting and infrastructure costs and subcontractor expenses incurred in connection with certain government contracts. Consulting cost of revenue relates primarily to our employees’ and consultants’ salaries and other related compensation expenses. We record the cost of revenue using the direct cost method. This method requires the allocation of direct costs including support services and materials to the cost of revenue.

Product Development Expenses. Our product development expenses include salaries and benefits, nearshore contractor expenses, technology expenses, and other overhead related to the ongoing maintenance of our commercial and government regulatory software platforms and planning for new software development. Product development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs. We devote substantial resources to enhancing and maintaining our technology infrastructure, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology.

Sales and Marketing Expenses. Sales and marketing expense is primarily salaries and related expenses, including commissions, for our sales, marketing, and client service staff. We also categorize payments to partners and marketing programs as sales and marketing expenses. Marketing programs consist of advertising, events, such as trade shows, corporate communications, brand building, and product marketing activities. The timing of these marketing events will affect our marketing costs in a particular quarter. We defer the portion of sales commissions that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit, currently one year. We expense the remaining sales commissions as incurred. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel.

General and Administrative Expenses. Our general and administrative expenses include salaries and benefits and other costs of departments serving administrative functions, such as executive and corporate governance, finance and accounting, human resources, public relations and investor relations. In addition, general and administrative expense includes non-personnel costs, such as professional fees and other supporting corporate expenses not allocated to cost of revenue, product and development or sales and marketing.

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table highlights our operating revenues and expenses attributable to our continuing operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

	Year Ended December 31,		Change Period over period
	2022	2021
Revenue
Software	$12,920,647	$15,984,376	$(3,063,729)	(19)%
Consulting	682,309	1,510,413	(828,104)	(55)%
Other revenue	42,074	132,308	(90,234)	(68)%
Total revenue	13,645,030	17,627,097	(3,982,067)	(23)%

Cost of revenue	5,412,388	7,433,884	(2,021,496)	(27)%
Gross profit	8,232,642	10,193,213	(1,960,571)	(19)%
Gross profit margin	60%	58%

Operating expenses
Product development	4,690,967	5,892,022	(1,201,055)	(20)%
Sales and marketing	6,053,172	7,708,265	(1,655,093)	(21)%
General and administrative	8,344,613	10,173,630	(1,829,017)	(18)%
Depreciation and amortization	5,622,274	5,174,551	447,723	9%
Impairment of long-lived assets	38,967,295	14,354,114	24,613,181	171%
Total operating expenses	63,678,321	43,302,582	20,375,739	47%

Loss from operations	$(55,445,679)	$(33,109,369)	$(22,336,310)	67%

Revenue

Software Revenue

Total software revenue declined to $12.9 million for the year ended December 31, 2022 from $16.0 million for the year ended December 31, 2021, for a decrease of $3.1 million, or 19 percent. Software revenue accounted for 95 percent and 91 percent of total revenue in 2022 and 2021, respectively. The decline is primarily attributable to (i) customer attrition and declines in business development with a focus on maintenance-only after the Restructuring for Ample, Solo, Trellis and Viridian ($2.1 million), (ii) the loss of subscription service for the state of Washington for 2022 ($0.7 million) and (iii) the transition of a key client’s business from implementation fees to traditional subscription service from 2021 to 2022 ($0.5 million). These declines were partially offset by higher revenues attributable to subscription service for the states of Utah and Pennsylvania ($0.2 million) and higher revenues attributable to a new text-capable application ($0.1 million).

Consulting Revenue

Our consulting revenue was $0.7 million for the year ended December 31, 2022 compared to $1.5 million for the year ended December 31, 2022, a decrease of $0.8 million, or 55 percent. Consulting revenue was 5 percent and 9 percent of total revenue for 2022 and 2021, respectively. Due to the nature of consulting revenue, our dependence on emerging market activity as a driver of demand, the percentage of consulting revenue over total revenue has varied from period to period depending on whether state legislation has expanded to allow new market entrants or growth of existing market participant operations.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware and other non-recurring revenues. Other revenue was less than $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021 and was less than 1 percent of total revenue for each of the years ended December 31, 2022 and 2021, respectively.

 Cost of Revenue

Cost of revenue decreased to $5.4 million for the year ended December 31, 2022 from $7.4 million for the year ended December 31, 2021, for a decreaseof $2.0 million, or 27 percent. The decrease was due primarily to the following (i) $0.8 million of lower software application and hosting expenses, (ii) $0.5 million of lower hardware and platform license expenses, (iii) $0.2 million of lower salary-related and contractor expenses and (iv) $0.1 million of lower stock-based compensation. In addition, we recorded a reversal of a legal contingency of $0.5 million that was initially recognized in 2021 (see Note 12 - Commitments and Contingencies to the consolidated financial statements for further discussion of this matter).

Gross Profit

Gross profit decreased to $8.2 million for the year ended December 31, 2022 from $10.2 million for the year ended December 31, 2021, for a decrease of $2.0 million, or 19 percent. Gross margin increased to 60 percent for the year ended December 31, 2022 from 58 percent for the year ended December 31, 2021. This decline in gross profit was due primarily to the decline in revenue despite the higher relative gross profit margin.

Operating Expenses

Product Development

Product development expense decreased to $4.7 million for the year ended December 31, 2022 from $5.9 million for the year ended December 31, 2021, for a decrease of $1.2 million, or 20 percent. The decrease was due primarily to lower salary-related and contractor expenses in the amount of $0.9 million and $0.5 million of lower stock-based compensation expense. In addition, we incurred $0.2 million of lower recruiting expenses. These declines were primarily attributable to the effects of the Restructuring in 2022 which reduced our overall headcount. The restructuring resulted in $0.2 million of direct costs attributable to Product development. In addition, we incurred higher software application and hosting expenses of $0.1 million and a $0.1 million increase to a legal settlement reserve in the 2022 period.

Sales and Marketing

Sales and marketing expense decreased to $6.1 millionfor the year ended December 31, 2022 from $7.7 million for the year ended December 31, 2021, for a decrease of $1.7 million or 21 percent. The decrease was due primarily to lower salary-related and contractor expenses in the amount of $1.2 million and $0.5 million of lower stock-based compensation expense. We also incurred $0.2 million of lower trade show and related promotional expenses during 2022. These declines were primarily attributable to the effects of the Restructuring in 2022 which reduced our overall headcount. The restructuring resulted in $0.3 million of direct costs attributable to Sales and marketing. In addition, we incurred higher software and application expenses of $0.1 million in the 2022 period.

General and Administrative

General and administrative expense decreased to $8.3 million for the year ended December 31, 2022 from $10.2 million for the year ended December 31, 2021, for a decrease of $1.8 million, or 18 percent. This decrease was due primarily to $2.4 million of lower restructuring costs as the 2021 period included the termination of our office spaces in Denver in December 2021 and Toronto in June 2021 and the associated write-off of certain leasehold improvements. In addition, we had a reduction in acquisition-related expenses of $0.4 million as we completed two acquisitions, Viridian and 365 Cannabis, during 2021 and none in 2022. These decreases were partially offset by (i) $0.4 million of higher salary and related benefits and recruiting costs due in part to addressing employee turnover in certain key management positions, (ii) $0.3 million of higher professional fees due primarily to multiple proxy solicitations for shareholder votes including the Reverse Stock Split and multiple SEC filings associated with the proxies and the 2022 ATM Program and (iii) $0.3 million of higher software and applications costs.

Depreciation and Amortization

Depreciation and amortization expense increased to $5.6 million for the year ended December 31, 2022 from $5.2 million for the year ended December 31, 2021. The increase is due primarily to an increase of $2.8 million in capitalized software during 2022 prior to the assessment for impairment during the fourth quarter of 2022 (see below).

Impairment of long-lived assets

During 2022, we determined that the carrying value of the capitalized software associated with MJF, Solo, Trellis and Viridian were not recoverable with its undiscounted cash flows during their remaining useful lives. Accordingly, we recorded a charge of $4.6 million to fully impair these assets. With the exception of the intangible assets attributable to Ample, we fully impaired our intangible assets due to our intention to discontinue Solo, Trellis and Viridian resulting in a charge of $3.2 million. Based on our qualitative assessment of goodwill and consideration of the Sale Transaction as well as our intention to wind down and discontinue service for Solo, Trellis and Viridian, we determined in December 2022 that it was necessary to impair the remaining goodwill asset by an incremental $3.8 million. During the first and second quarters of 2022, we recognized impairments of $15.4 million and $11.9 million to goodwill, respectively, due primarily to continued declines in market valuations. During the year ended December 31, 2021, primarily due to a continued decline in market valuation and a flattening in the operating results of Ample, Solo, Trellis and Viridian compared to acquisition assumptions, we recognized an impairment of $14.4 million to goodwill.

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

We define EBITDA as net loss before loss from discontinued operations, net of tax, interest expense, net, changes in fair value of convertible notes, changes in fair value of derivative liability, provision for income taxes, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	impairment of long-lived assets, as this is a non-cash, non-recurring item, which effects the comparability of results of operations and liquidity;
●	stock-based compensation expense, as this represents a non-cash charge and our mix of cash and stock-based compensation may differ from other companies, which affects the comparability of results of operations and liquidity;
●	costs incurred in connection with business combinations that are required to be expensed as incurred in accordance with GAAP, because business combination costs are specific to the complexity and size of the underlying transactions and are not reflective of our ongoing operations;
●	costs incurred in connection with non-recurring financing activities and related transactions, including the Reverse Stock Split as well as fees incurred as a direct result of electing the fair value option to account for our debt instruments;
●	restructuring charges, which includes severance costs to terminate employees in functions that have been eliminated, costs to terminate leases and the related non-cash write-off of leasehold improvements and furniture, as we believe these costs are not representative of operating performance;
●	gain on the forgiveness of PPP loan, as this is a one-time forgiveness of debt that is not recurring across all periods and we believe inclusion of the gain is not representative of operating performance;
●	gain on the extinguishment of debt attributable to repayment of the convertible notes issued in 2020 (the “2020 Notes”) prior to their maturity that is not recurring across all periods and we believe inclusion of the gain is not representative of operating performance;
●	loss on sale of investment that is not recurring across all periods and we believe inclusion of the loss is not representative of operating performance;
●	equity in losses of investees because our share of the operations of investees is not representative of our own operating performance and;
●	other non-operating income, net which affects the comparability of results of operations and liquidity.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:	Year Ended December 31,
	2022	2021
	(unaudited)	(unaudited)
Net loss	$(79,057,610)	$(31,328,711)
Loss from discontinued operations, net of tax	20,432,174	248,244
Interest expense, net	853,716	1,530,703
Change in fair value of convertible notes	2,884,273	1,365,904
Change in fair value of derivative liability	(63,178)	(248,198)
Income tax benefit	(716,155)	(2,263,725)
Depreciation and amortization	5,622,274	5,174,551
EBITDA	$(50,044,506)	$(25,521,232)
Impairment of long-lived assets	38,967,295	14,354,114
Stock-based compensation expense	808,682	1,964,638
Business combination and merger related costs	5,081	449,940
Non-recurring financing fees	583,482	458,691
Restructuring charges	552,563	2,420,092
Gain on forgiveness of PPP loan	—	(2,234,730)
Gain on extinguishment of debt	—	(186,177)
Loss on sale of investment	221,101	—
Equity in losses of investee	—	7,564
Other non-operating income, net	—	(243)
Adjusted EBITDA	$(8,906,302)	$(8,287,343)

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU 2014-15.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, since our inception in 2019 we have incurred recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. As of December 31, 2022, we had a working capital deficit of $7.8 million with $0.9 million in cash available to fund future operations. We anticipate  continuing to generate losses from operations and using cash from operating activities for the foreseeable future, although at lower than historical levels as a result of restructuring actions taken during the second quarter of 2022 and the curtailment of activities associated with our discontinued operations and those businesses that we intend to wind-down. Collectively, these factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for the twelve months following the issuance of our consolidated financial statements.

As described above and in Note 1 to the consolidated financial statements, we have committed to the Sale Transaction to complete our intended exit from the SaaS industry and to the Merger as the most favorable strategic alternative for our stockholders. There can be no assurance that we will be successful in executing and completing the Sale Transaction and the Merger and obtaining sufficient funding, if necessary, on terms acceptable to us to fund continuing operations through the anticipated closing of the aforementioned transactions, if at all. Our ability to continue as a going concern is dependent upon our ability to successfully execute the aforementioned transactions. Despite the comprehensive scope of our collective plans, the inherent risks associated with their successful execution are not sufficient to fully overcome substantial doubt about our ability to continue as a going concern for one year from the date of issuance of our consolidated financial statements. Accordingly, if we are unable to execute our plans within the timeframe described above, we may have to reduce or otherwise curtail our continuing operations which could significantly and adversely affect our results of operations or we may determine to dissolve and liquidate our assets. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of the Senior Convertible Notes, such holders may declare a default which could subject our assets to seizure and sale, negatively impacting our business. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

Our cash and restricted cash balance was $8.2 million, including $0.3 million attributable to discontinued operations, as of December 31, 2022. Cash flow information is as follows:

	Year Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(10,900,729)	$(8,167,904)
Investing activities	(3,972,144)	(10,485,085)
Financing activities	8,635,827	14,736,252
Effect of change in exchange rates on cash and restricted cash	(22,225)	18,623
Net decrease in cash and restricted cash	$(6,259,271)	$(3,898,114)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, impairments of long-lived assets, changes in the fair value of convertible notes, derivative liabilities and contingent consideration obligations, stock-based compensation, deferred income taxes, gains on the forgiveness and extinguishment of debt instruments, among other non-cash items as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities increased $2.7 million to $10.9 million during the year ended December 31, 2022 from $8.2 million during the year ended December 31, 2021. The increase in the use of cash from operating activities in the 2022 period as compared to the 2021 period was due primarily to the use of cash in the 2022 period associated with businesses that were acquired in 2021 particularly 365 Cannabis which became operational in the fourth quarter of 2021. The increase in the use of cash during the 2022 period was partially offset by lower payments during the 2022 period for (i) acquisition-transaction costs, (ii) restructuring costs and (iii) general operating costs in the second half of 2022 as a result of headcount reductions associated with the Restructuring that was implemented in May 2022.

Investing Activities

Our primary investing activities have consisted of capitalization of internal-use software necessary to deliver significant new features and functionality in our platforms which provide value to our customers. Other investing activities include cash outflows related to purchases of property and equipment, and from time-to-time, the cash paid for asset and business acquisitions.

Net cash used in investing activities decreased $6.5 million to $4.0 million during the year ended December 31, 2022 from $10.5 million during the year ended December 31, 2021. The decrease is due primarily to the (i) net cash paid as consideration for the 365 Cannabis acquisition and (ii) higher amounts invested in the development of our software products in the 2021 period. In addition, the use of cash in the 2022 period was partially offset by a return of cash attributable to working capital from the 365 Cannabis acquisition and proceeds from the sale of our investment in ZolTrain.

Financing Activities

Our financing activities have consisted primarily of proceeds from issuance of our Common Stock, including those through the 2022 Unit Offering and our ATM program, issuances and repayments attributable to our convertible debt and the value of shares withheld from the vesting of certain stock-based compensation awards.

During the year ended December 31, 2022, we received net proceeds of $9.2 million from the 2022 Unit Offering and $1.9 million from the issuance of  642,956 shares of Common Stock through the ATM programs which was partially offset by $1.4 million of principal payments on the Senior Convertible Notes. In addition, we paid approximately $1.0 million, net, in cash for the offering and subsequent redemption associated with the Convertible Redeemable Preferred Stock that was necessary to effectuate the Reverse Stock Split. During the year ended December 31, 2021, we received (i) cash proceeds of $18.0 million from the issuance of Senior Convertible Notes in October 2021 and (ii) cash proceeds in the amount of $1.8 million from the issuance of 27,819 shares of Common Stock through our 2021 ATM program. These cash receipts were partially offset by the value of shares withhold for tax withholdings and payments of principal on the 2020 Notes in the amount of $0.5 million and $4.6 million, respectively.

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

Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We generate revenue through the sale of our cloud-based software and the delivery of consulting services. Revenues are recognized when control of these services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, we satisfy a performance obligation

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

Consulting revenue contracts have an initial set of proprietary deliverables that are provided to clients upfront, which is considered a separate performance obligation. As such, 30 percent of the contract value is recognized upfront when deliverables are provided, with the remaining recognized over the life of the contract as the consulting services are performed.

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

We determined that a two-to-five-year life is appropriate for our capitalized software based on our best estimate of the useful life of the software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, software will generally remain in use for a minimum of two to five years before being significantly replaced or modified to maintain pace with evolving client needs. While we do not anticipate any significant changes to this two-to-five-year estimate, a change in this estimate could produce a material impact on our consolidated financial statements. For example, if we received information that indicated the useful life of all software was one year rather than two to five, our capitalized software balance would materially decrease, and our expense would materially increase.

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

Impairment of Goodwill and Acquired Intangible Assets

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds our implied fair value. Goodwill is evaluated for impairment annually on October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired.

Acquired intangible assets consist primarily of technology, customer relationships and trade names. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that acquired intangible assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the amortizable long-lived assets in measuring whether they are recoverable. if the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value.

Determining if an impairment triggering event has occurred (which may include, but is not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows) requires significant management judgement.

Senior Convertible Notes

We determined upon the issuance of our Senior Convertible Notes to elect the fair value option. At issuance, the carrying value of the Senior Convertible Notes was recorded at estimated fair value calculated using probability weighted valuations of various settlement scenarios. The valuations of the various settlement outcomes were calculated using Monte Carlo simulation models and discounted cash flow models. We remeasure the Senior Convertible Notes to estimated fair value at each reporting period using valuation techniques similar to those applied at issuance. The change in the fair value resulting from changes in instrument specific credit risk is recognized as other comprehensive income with the remainder of the change recognized in current earnings. We believe key estimates used in accounting for the Senior Convertible Notes are the fair value at the reporting period end as well as the determination of the portion of the change resulting from instrument specific credit risk, including assumptions regarding the probability of various outcomes and the volatility of Akerna’s Common Stock. A significant change in the probability weighting or the volatility could have a material impact to the carrying value of the Senior Convertible Notes as well as the amount of change recognized during the period in earnings.

Income Taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in General and administrative expenses in the consolidated statement of operations.

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

Discontinued Operations

In accordance with GAAP, we assess our business units that we may, from time to time, consider for disposal by sale or means (i.e., abandonment). Those business units, which may be in the form of legal entities, divisions, product lines or asset and liability groups, among others, for which cash flows can be reasonably identified, that meet certain criteria are considered discontinued operations. Accordingly, their results of operations are presented in our statements of operations as “discontinued operations” and their associated assets and liabilities are considered “held for sale” or “discontinued,” as appropriate on our consolidated balance sheets.

Going Concern Assessment

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

Recent Accounting Pronouncements

Please refer to Note 3 – Summary of Significant Accounting Policies to the consolidated financial statements for our discussion regarding the adoption of new accounting pronouncements and those pending.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

The independent registered public accounting firm’s report and, consolidated financial statements listed in the “Index to Financial Statements” on page F-1 of this Report are filed as part of this report and incorporated herein by this reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2022, we have not maintained effective internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weaknesses in our internal control over financial reporting and prevented management from concluding that our disclosure controls and procedures and internal controls over financial reporting were effective as of the end of the period covered by this report:

●	The Company’s internal controls over financial reporting pertaining to certain key process areas of financial reporting were not properly designed and/or operating effectively.

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

Remediation

We are in the process of executing our remediation plans to address the material weaknesses described above. During the year ended December 31, 2022, we have:

●	Hired additional experienced resources with the appropriate skills to fill key accounting functions.
●	Engaged an outside firm to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting and have remediated past deficiencies in the design of our internal control framework for certain key process areas including revenue, capitalized software, business combinations, intangibles, goodwill, stock-based compensation, general financial reporting, and information technology.
●	Developed a long-term plan to both (i) complete the remediation of the design of our internal controls over financial reporting for our remaining process areas, and (ii) begin the remediation of the deficiencies in operating effectiveness of our internal controls over financial reporting across all process areas.

We believe these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses. However, the material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. While no assurance can be provided, the Company believes it will make further progress in remediating these material weaknesses during 2023.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2022.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics, or the Code of Ethics, that applies to all of our employees, officers and directors of Akerna and our affiliated entities. The Code of Ethics is available on our website at www.akerna.com and we will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)	Financial Statements

Our audited consolidated balance sheets as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2022 and 2021, the notes thereto, and the report of Marcum LLP, independent registered public accounting firm, are filed herewith.

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

2.3	Arrangement Agreement dated December 18, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on December 18, 2019)
2.4	Amendment to Arrangement Agreement dated February 28, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on March 3, 2020)
2.5	Amendment No. 2 to Arrangement Agreement dated May 26, 2020 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
2.6	Amendment No. 3 to Arrangement Agreement dated June 1, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
2.7	Securities Purchase Agreement, dated January 27, by and among Akerna and POSaBIT (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.8	Agreement and Plan of Merger, dated January 27, 2023, by and among Akerna, Akerna Merger Co and Gryphon (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.9	Form of Support Agreement, dated January 27, 2023, by and among POSaBIT and each of the parties named therein (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.10	Form of Support Agreement, dated January 27, 2023, by and among Gryphon and each of the parties named therein (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.11	Form of Support Letter, dated January 27, 2023, by and among Akerna and certain lenders in relation to the Sale Transaction (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.12	Form of Support Letter, dated January 27, 2023, by and among Akerna and certain lenders in relation to the Merger (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K filed by Akerna on January 27, 2023)
3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 on Quarterly Report on Form 10-Q filed by Akerna on November 14, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by Akerna on November 14, 2022)

3.3	Certificate of Designation for the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
3.4*	Description of Securities
3.5	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Akerna’s Current Report on Form 8-K filed with the Commission on October 3, 2022)
3.6	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Akerna’s Current Report on Form 8-K filed with the Commission on October 3, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
4.4	Stock Purchase Agreement, dated September 13, 2021, relating to the 365 Cannabis acquisition (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on September 21, 2021)
4.5	Securities Purchase Agreement, dated October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.6	Form of Secured Convertible Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.7	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.8	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.9	Amendment and Waiver Agreement dated June 30, 2022 to the Securities Purchase Agreement dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q as filed by Akerna on August 12, 2022)
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.10 to Akerna Corp’s Form S-1 as filed with the Commission on June 29, 2022)
4.11	Form of Warrant (incorporated by reference to Exhibit 4.9 to Akerna Corp’s post-effective amendment to Form S-1 as filed with the Commission on July 1, 2022)
4.12	Form of Underwriter’s Warrants (incorporated by reference to Exhibit 4.11 to Akerna Corp’s post-effective amendment to Form S-1 as filed with the Commission on July 1, 2022)
4.13	Waiver dated September 27, 2022 by and between Akerna Corp. and the Holders in accordance with the Securities Purchase Agreement dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to Akerna Corp.’s Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2022)
4.14	Amendment No. 1 to the Exchangeable Share Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by Akerna on November 18, 2022)
9.1	Voting and Exchange Trust Agreement (incorporated by reference to Exhibit 9.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
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

10.18	Office Service Agreement, dated September 30, 2019, effective February 1, 2020 (incorporated by reference to Exhibit 10.1 to Akerna's Quarterly Report on Form 10-Q for the three months ended September 30, 2019)
10.19	Stock Purchase Agreement, dated November 25, 2018 (incorporated by reference to Exhibit 10.1 to Akerna’s Current Report on Form 8-K filed on November 26, 2019)
10.20∧	Letter Agreement effective September 23, 2019 between Akerna and Nina Simosko (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.21∧	Letter Agreement effective September 26, 2019 between MJ Freeway, LLC and Ray Thompson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.22	Covenant Agreement effective September 23, 2019 between Akerna and Nina Simosko (incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed by Akerna on October 1, 2019)
10.23	Covenant Agreement between Akerna Corp. and Ray Thompson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on October 1, 2019)
10.24∧	Letter Agreement dated December 17, 2019 between Akerna and John Fowle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on December 23, 2019)
10.25	Covenant Agreement dated December 17, 2019 between Akerna and John Fowle (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on December 23, 2019)
10.26	Exchangeable Share Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.27	Escrow Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.28	Rights Indenture (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
10.29	Agreement and Plan of Reorganization with Navigator Acquisition Corp. dated March 10, 2021 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Akerna on May 21, 2021)
10.30	At-the-Market Distribution Agreement dated July 23, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Akerna on July 23, 2021)
10.31	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 4, 2021)

10.32	Registration Rights Agreement with Sellers of 365 Cannabis (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on October 4, 2021)
10.33	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
10.34	Form of Voting Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
10.35	Amended 2019 Long Term Incentive Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A as filed with the Commission on April 19, 2022)
10.36	Consulting Agreement effective as of April 21, 2022 between Akerna Corp. and Larry Dean Ditto Jr. (incorporated by reference to Exhibit 10.1 to Akerna Corp.'s Form 8-K as filed with the Commission on May 16, 2022)
10.37	Form of Securities Purchase Agreement between Akerna Corp. and the investors thereto, dated October 3, 2022 (incorporated by reference to Exhibit 10.1 to Akerna Corp.’s Current Report on Form 8-K as filed with the Commission on October 3, 2022)
10.38	Form of Registration Rights Agreement between Akerna Corp. and the investors named therein, dated October 3, 2022 (incorporated by reference to Exhibit 10.2 to Akerna Corp.’s Current Report on Form 8-K as filed with the Commission on October 3, 2022)
10.39	Common Stock Sales Agreement dated September 28, 2022 by and between Akerna Corp. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to Akerna Corp.’s Current Report on Form 8-K as filed with the Commission on September 28, 2022)
10.40∧	Offer Letter from Akerna Corp. to Scott Sozio dated August 18, 2022 (incorporated by reference to Exhibit 10.2 to Akerna Corp.’s Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2022)
10.41∧	Employment Offer Letter from Akerna Corp. to L. Dean Ditto dated August 18, 2022 (incorporated by reference to Exhibit 10.3 to Akerna Corp.’s Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2022)
10.42	Exchange Agreement, dated January 27, 2023, by and among Akerna and certain lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on January 27, 2023)
10.43	Form of Repricing Letter, dated January 27, 2023, by and among Akerna and certain lenders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on January 27, 2023)
21.1*	Subsidiaries of Akerna Corp.
23.1*	Consent of Marcum LLP
31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer and Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

*	Filed herewith
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
∧	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERNA CORP.

By:	/s/ Jessica Billingsley
	Name:	Jessica Billingsley
	Title:	Chief Executive Officer
	Date:	March 20, 2023

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jessica Billingsley	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2023
Jessica Billingsley

/s/ L. Dean Ditto	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2023
L. Dean Ditto

/s/ Scott Sozio	Director	March 20, 2023
Scott Sozio

/s/ Matthew R. Kane	Director	March 20, 2023
Matthew R. Kane

/s/ Tahira Rehmatullah	Director	March 20, 2023
Tahira Rehmatullah

/s/ Barry Fishman	Director	March 20, 2023
Barry Fishman

AKERNA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Akerna Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akerna Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, CA

March 20, 2023

AKERNA CORP.

Consolidated Balance Sheets

	As of December 31,
	2022	2021
Assets
Current assets
Cash	$877,755	$12,579,366
Restricted cash	7,000,000	508,261
Accounts receivable, net	674,626	873,688
Prepaid expenses and other current assets	1,209,623	2,125,722
Assets held for sale	5,130,028	2,143,027
Total current assets	14,892,032	18,230,064

Fixed assets, net	48,879	66,028
Investment, net	—	226,101
Capitalized software, net	654,556	6,940,653
Intangible assets, net	2,164,722	6,553,683
Goodwill	1,708,303	32,844,297
Noncurrent assets held for sale	—	29,622,341
Total assets	$19,468,492	$94,483,167

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$4,426,419	$5,385,773
Contingent consideration payable	2,283,806	6,300,000
Current portion of deferred revenue	568,771	871,800
Current portion of long-term debt	13,200,000	13,200,000
Derivative liability	—	63,178
Liabilities held for sale	2,246,222	3,349,766
Total current liabilities	22,725,218	29,170,517

Deferred revenue, noncurrent	161,802	245,903
Long-term debt, less current portion	1,407,000	4,105,000
Deferred income tax liabilities	—	675,291
Noncurrent liabilities held for sale	—	336,773
Total liabilities	24,294,020	34,533,484

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of December 31, 2022 and December 31, 2021, with $1 preference in liquidation; exchangeable shares, no par value, 285,672 and 309,286 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively (see Note 13)	2,185,391	2,366,038
Common stock, par value $0.0001; 150,000,000 shares authorized, 4,602,780 and 1,550,094, issued and outstanding at December 31, 2022 and December 31, 2021, respectively	460	155
Additional paid-in capital	160,207,367	146,030,203
Accumulated other comprehensive income	347,100	61,523
Accumulated deficit	(167,565,846)	(88,508,236)
Total stockholders’ equity (deficit)	(4,825,528)	59,949,683
Total liabilities and stockholders’ equity (deficit)	$19,468,492	$94,483,167

The accompanying notes are an integral part of these consolidated financial statements.

AKERNA CORP.

 Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021
Revenue
Software	$12,920,647	$15,984,376
Consulting	682,309	1,510,413
Other revenue	42,074	132,308
Total revenue	13,645,030	17,627,097
Cost of revenue	5,412,388	7,433,884
Gross profit	8,232,642	10,193,213
Operating expenses
Product development	4,690,967	5,892,022
Sales and marketing	6,053,172	7,708,265
General and administrative	8,344,613	10,173,630
Depreciation and amortization	5,622,274	5,174,551
Impairment of long-lived assets	38,967,295	14,354,114
Total operating expenses	63,678,321	43,302,582
Loss from operations	(55,445,679)	(33,109,369)

Other (expense) income
Interest expense, net	(853,716)	(1,530,703)
Change in fair value of convertible notes	(2,884,273)	(1,365,904)
Change in fair value of derivative liability	63,178	248,198
Gain on forgiveness of PPP Loan	—	2,234,730
Other (expense) income	(221,101)	186,420
Total other (expense) income	(3,895,912)	(227,259)

Net loss from continuing operations before income taxes and equity in losses of investee	(59,341,591)	(33,336,628)
Income tax benefit on continuing operations	716,155	2,263,725
Equity in losses of investee	—	(7,564)
Net loss from continuing operations	(58,625,436)	(31,080,467)
Loss from discontinued operations, net of tax	(20,432,174)	(248,244)
Net loss	$(79,057,610)	$(31,328,711)
Deemed dividends related to convertible redeemable preferred stock	(955,500)	—
Net loss attributable to common stockholders	$(80,013,110)	$(31,328,711)

Basic and diluted weighted average common shares outstanding	2,927,853	1,282,098
Basic and diluted loss per common share from continuing operations	$(20.35)	$(24.24)
Basic and diluted loss per common share from discontinued operations	$(6.98)	$(0.19)
Basic and diluted loss per common share	$(27.33)	$(24.44)

The accompanying notes are an integral part of these consolidated financial statements

F-4

AKERNA CORP.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2022	2021
Net loss	$(79,057,610)	$(31,328,711)
Other comprehensive (loss) income:
Foreign currency translation	40,577	53,020
Unrealized gain on convertible notes	245,000	100,000
Comprehensive loss	$(78,772,033)	$(31,175,691)

The accompanying notes are an integral part of these consolidated financial statements.

AKERNA CORP.

 Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
	Convertible Redeemable Preferred Stock				Special Voting Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2020	—	—	—	—	2,667,349	$20,405,219	995,062	$100	$94,088,323	$(91,497)	$(57,179,525)	$57,222,620
Conversion of exchangeable shares to common stock	—	—	—	—	(2,358,063)	(18,039,181)	117,903	12	18,039,169	—	—	—
Settlement of convertible notes	—	—	—	—	—	—	154,706	15	11,610,571	—	—	11,610,586
Shares withheld for withholding taxes	—	—	—	—	—	—	(6,089)	(1)	(520,394)	—	—	(520,395)
Shares issued in connection with Viridian acquisition	—	—	—	—	—	—	51,550	5	6,187,995	—	—	6,188,000
Shares issued in connection with asset purchase	—	—	—	—	—	—	4,167	—	300,000	—	—	300,000
Shares issued in connection with 365 Cannabis acquisition	—	—	—	—	—	—	178,572	18	11,996,043	—	—	11,996,061
Stock-based compensation	—	—	—	—	—	—	—	—	2,070,358	—	—	2,070,358
Shares issued in connection with the ATM offering program	—	—	—	—	—	—	27,819	3	1,828,116	—	—	1,828,119
Settlement of liabilities with shares	—	—	—	—	—	—	5,085	1	430,024	—	—	430,025
Restricted stock vesting	—	—	—	—	—	—	21,386	2	(2)	—	—	—
Forfeitures of restricted shares	—	—	—	—	—	—	(67)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	53,020	—	53,020
Unrealized gains on convertible notes	—	—	—	—	—	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(31,328,711)	(31,328,711)
Balance – December 31, 2021	—	—	—	—	309,286	$2,366,038	1,550,094	$155	$146,030,203	$61,523	$(88,508,236)	$59,949,683
Conversion of exchangeable shares to common stock	—	—	—	—	(23,614)	(180,647)	1,180	—	180,647	—	—	—
Settlement of convertible notes	—	—	—	—	—	—	207,427	21	3,925,479	—	—	3,925,500
Shares withheld for withholding taxes	—	—	—	—	—	—	(1,662)	—	(9,926)	—	—	(9,926)
Shares issued (returned) in connection with 365 Cannabis acquisition	—	—	—	—	—	—	(13,988)	(1)	(939,999)	—	—	(940,000)
Common shares and warrants issued in connection with unit offering, net of issue costs	—	—	—	—	—	—	2,173,913	217	9,178,744	—	—	9,178,961
Stock-based compensation	—	—	—	—	—	—	—	—	843,693	—	—	843,693
Shares issued in connection with the ATM offering program	—	—	—	—	—	—	642,956	64	1,854,501	—	—	1,854,565
Issuance of convertible redeemable preferred stock, net of issue costs	400,000	3,435,600	100,000	858,900	—	—	—	—	—	—	—	—
Deemed dividends related to convertible redeemable preferred stock	—	764,400	—	191,100	—	—	—	—	(955,500)	—	—	(955,500)
Redemption of convertible redeemable preferred stock	(400,000)	(4,200,000)	(100,000)	(1,050,000)	—	—	—	—	—	—	—	—
Settlement of liabilities with shares	—	—	—	—	—	—	2,196	—	49,529	—	—	49,529
Restricted stock vesting	—	—	—	—	—	—	20,282	2	49,998	—	—	50,000
Fractional share adjustment from stock split	—	—	—	—	—	—	20,382	2	(2)	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	40,577	—	40,577
Unrealized gains on convertible notes	—	—	—	—	—	—	—	—	—	245,000	—	245,000
Net loss	—	—	—	—	—	—	—	—	—	—	(79,057,610)	(79,057,610)
Balance – December 31, 2022	—	—	—	—	285,672	$2,185,391	4,602,780	$460	$160,207,367	$347,100	$(167,565,846)	$(4,825,528)

 The accompanying notes are an integral part of these consolidated financial statements.

AKERNA CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(79,057,610)	$(31,328,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of investment	—	7,564
Loss on sale of investment	221,101	—
Bad debt expense	371,364	556,890
Stock-based compensation expense	873,929	2,070,359
Loss on write off of fixed assets	—	1,045,179
Gain on forgiveness of PPP loan	—	(2,234,730)
Depreciation and amortization	7,834,712	5,735,150
Amortization of deferred contract costs	337,350	492,683
Non-cash interest expense	597,276	1,009,331
Foreign currency gain	(14,553)	(3,312)
Impairment of long-lived assets	61,778,605	14,383,310
Gain on extinguishment of debt	—	(186,177)
Change in fair value of convertible notes	2,884,273	1,365,904
Change in fair value of derivative liability	(63,178)	(248,198)
Change in fair value of contingent consideration	(4,016,194)	—
Changes in operating assets and liabilities:
Accounts receivable, net	197,647	849,785
Prepaid expenses and other current assets	257,555	(8,988)
Other assets	9,700	—
Accounts payable, accrued expenses and other current liabilities	(324,166)	1,610,470
Deferred income tax liabilities	(675,291)	(2,274,295)
Deferred revenue	(2,113,249)	(1,010,118)
Net cash used in operating activities	(10,900,729)	(8,167,904)
Cash flows from investing activities
Developed software additions	(4,345,260)	(5,427,230)
Fixed asset additions	(31,884)	(39,263)
Cash paid for business combinations and working capital settlement, net of cash acquired	400,000	(5,018,592)
Proceeds received from sale of investment	5,000	—
Net cash used by investing activities	(3,972,144)	(10,485,085)
Cash flows from financing activities
Value of shares withheld related to tax withholdings	(9,926)	(520,395)
Proceeds from unit and pre-funded unit offering, net	9,178,960	—
Proceeds from the exercise of pre-funded warrants	1	—
Proceeds from the ATM offering program, net	1,854,565	1,828,119
Proceeds from the issuance of convertible notes	—	18,000,000
Principal payments of convertible notes	(1,432,273)	(4,571,472)
Proceeds from the issuance of convertible redeemable preferred stock, net	4,294,500	—
Redemption of convertible redeemable preferred stock	(5,250,000)	—
Net cash provided by financing activities	8,635,827	14,736,252
Effect of exchange rate changes on cash and restricted cash	(22,225)	18,623
Net (decrease) increase in cash and restricted cash	$(6,259,271)	$(3,898,114)
Cash and restricted cash of continuing operations - beginning of period	13,087,627	18,286,481
Cash and restricted cash of discontinued operations - beginning of period	1,354,899	54,159
Cash and restricted cash - beginning of period	14,442,526	18,340,640
Cash and restricted cash of continuing operations - end of period	7,877,755	13,087,627
Cash and restricted cash of discontinued operations - end of period	305,500	1,354,899
Cash and restricted cash - end of period	$8,183,255	$14,442,526
Cash paid for income taxes, net of refunds received	$15,684	$10,570
Cash paid for interest, net	$256,440	$507,941

Supplemental disclosure of non-cash investing and financing activity:
Vesting of restricted stock units	$50,000	$42
Settlement of convertible notes in common stock	$3,925,500	$11,610,586
Stock-based compensation capitalized as software development	$19,764	$36,915
Capitalized software included in accrued expenses	$17,974	$554,127
Conversion of exchangeable shares to common stock	$180,647	$18,038,944
Settlement of liabilities with common stock	$49,529	$430,015
Shares returned in connection with acquisition (see Note 4)	$940,000	$—
Shares issued in connection with asset purchase	$—	$300,000
Reduction to accrued expenses from an acquisition-related working capital settlement (see Note 4)	$160,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AKERNA CORP.

 Notes to Consolidated Financial Statements

Note 1– Description of Business

Akerna Corp., herein referred to as we, us, our, the Company or Akerna was formed upon completion of the mergers between MTech Acquisition Corp. (“MTech”) and MJ Freeway, LLC (“MJF”) on June 17, 2019 as contemplated by the Merger Agreement dated October 10, 2018, as amended (the “Mergers”). Akerna provides software as a service (“SaaS”) solutions within the cannabis industry that enable regulatory compliance and inventory management through our wholly-owned subsidiaries MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc., or Ample, solo sciences, inc., or Solo, Viridian Sciences, Inc., or Viridian, and The NAV People, Inc. d.b.a. 365 Cannabis, or 365 Cannabis. Our proprietary suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We also develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platforms, MJ Platform®, Trellis®, Ample, Viridian and 365 Cannabis to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Our Viridian and 365 Cannabis solutions are considered enterprise offerings (“Enterprise”) and all other solutions are considered non-enterprise offerings (“Non-Enterprise”) that meet the needs of our small and medium business (“SMB”) and government regulatory agency customers.

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

Strategic Shift in Business Strategy

As previously disclosed, we have been engaged in considering strategic partnerships and evaluating potential strategic transactions in a comprehensive effort to address our financial challenges and our ability to continue as a going concern. During the fourth quarter of 2022, we committed to a number of significant actions described below that collectively represent a strategic shift in our business strategy for 2023 and beyond.

Exiting the Enterprise Software Business

The development of our Enterprise software business, which began with the acquisitions of Viridian and 365 Cannabis in 2021, did not achieve a sustainable scale in a timely manner consistent with our original plans. Accordingly, we committed to an effort to market this business unit during the fourth quarter of 2022. Ultimately, we secured a buyer for 365 Cannabis and were engaged in exclusive negotiations through December 31, 2022 and into January 2023. On January 11, 2023, we completed the sale of 365 Cannabis to 365 Holdco LLC (the “Buyers”) pursuant to a stock purchase agreement (the “365 SPA”) for (i) cash in the amount of $0.5 million and the (ii) the termination and release of our obligation to the Buyers for contingent consideration in connection with our original acquisition of 365 Cannabis from the Buyers in 2021 (the “Earn-out Obligation”), subject to customary post-closing adjustments, if any. Any post-closing adjustments are generally limited to certain adjustments in accounts payable and indemnification obligations in accordance with the 365 SPA. Upon completion of the sale, $0.4 million of the total cash proceeds was placed into certain restricted accounts (the “Restricted Accounts”) held as security for our 2021 Senior Secured Convertible Notes (the “Senior Convertible Notes”) while $0.1 million was subject to a hold-back (the “365 Holdback”) by the Buyers to be released to us and also placed into the Restricted Accounts after all post-closing adjustments, if any, are resolved. In accordance with the 365 SPA, we and the Buyers agreed that the value of the Earn-out Obligation was $2.3 million, a reduction of $4.0 million from the original estimate, for purposes of the sale of 365 Cannabis and is reflected on our consolidated balance sheets as Contingent consideration payable.

While we explored similar sale options for Viridian, we were unable to commit to any definitive transaction. Accordingly, we informed Viridian’s customers that we do not plan to continue software and support services beyond the date of existing contracts, all of which expire during the first quarter of 2023. With the sale of 365 Cannabis and our commitment to wind down the operations of Viridian, we have effectively exited the Enterprise software business. Accordingly, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Viridian in connection with our contractual commitments.

AKERNA CORP.

 Notes to Consolidated Financial Statements

Disposal of Non-Core SMB Software Products and Brands

In addition to the our exit from the Enterprise software business, we initiated efforts in the fourth quarter of 2022 to explore a sales process for the non-core components and brands of our SMB/Non-Enterprise business unit, including Trellis, a cultivation and compliance software platform, Solo, a seed-to-sale tagging and tracking software platform, Last Call Analytics (“LCA”), a retail analytics platform and wholly-owned subsidiary of Ample, and our equity investment in Zol Solutions, Inc. (“ZolTrain”). On January 31, 2023, we completed the sale of LCA,  for cash in the amount of $0.1 million, subject to post-closing adjustments, if any. In December 2022, we sold our investment in ZolTrain for a nominal amount (see Note 7). While we pursued sale opportunities for Trellis and Solo, we were ultimately unable to commit to any definitive transactions. Accordingly, we have communicated with the remaining customers of those businesses that we will discontinue software service and support upon the expiration of existing contracts during the first half of 2023. Similar to Viridian, as discussed above, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Solo and Trellis in connection with our contractual commitments.

Exit Strategy

With the completion of the sales of 365 Cannabis, LCA and ZolTrain and the commitment to effectively discontinue and wind down the operations and service associated with Viridian, Solo and Trellis, our remaining core SMB and governmental business unit is comprised of MJF and Ample. Concurrent with the actions described above, we entered into letters of intent with two unrelated parties in the fourth quarter of 2022 to (i) explore the sale of our remaining core SMB and governmental business unit and (ii) realize the potential value of our publicly-held holding company through a merger or similar transaction. Collectively, pursuit of these transactions reflects our intention to fully exit the SaaS industry.

On January 27, 2023, we and our wholly-owned subsidiary Akerna Ample Exchange Inc. (“Akerna Exchange”) entered into a securities purchase agreement (the “MJF-Ample SPA”) with POSaBIT Systems Corporation (“POSaBIT”) to sell MJF and Ample to POSaBIT for a purchase price of $4.0 million in cash (the “Sale Transaction”). The purchase price is subject to certain adjustments primarily attributable to variances from target working capital, as defined in the MJF-Ample SPA, among others. The MJF-Ample SPA contains customary representations, warranties and covenants applicable to us and POSaBIT including covenants relating to the conduct of the business of MJF and Ample through closing of the Sale Transaction and obtaining the approval of our stockholders. Further, the closing of the Sale Transaction is conditioned on the simultaneous closing of the merger transaction, as described below. The closing of the Sale Transaction is also subject to customary closing conditions including certain matters with respect to employee retention and contractual matters associated with MJF’s and Ample’s existing customers, among others. The MJF-Ample SPA includes certain restrictions with respect to competing or alternative transactions through the period until the Sale Transaction closes. In the event that a superior offer (“Superior Offer”) is received, we must provide POSaBIT with a five business day notice period in which to make a counter-proposal before we may make an announcement of the change in recommendation to consider a potential counter-proposal to the Superior Offer. We and POSaBIT may terminate the MJF-Ample SPA upon mutual consent and either party may terminate the MJF-Ample SPA unilaterally under certain conditions. In the event either party terminates the MJF-Ample SPA pursuant to certain conditions, we will be required to pay POSaBIT a termination fee of $140,000 and reimburse POSaBIT for reasonable fees and expenses up to $60,000.

AKERNA CORP.

 Notes to Consolidated Financial Statements

On January 27, 2023, we entered into an agreement and plan of merger (the “Merger Agreement”) with Gryphon Digital Mining, Inc. (“Gryphon”) and Akerna Merger Co. (“Akerna Merger”). Upon the terms and subject to the satisfaction of the conditions provided in the Merger Agreement, including the approval of the transaction by Akerna’s and Gryphon’s stockholders, Akerna Merger will be merged with and into Gryphon (the “Merger”), with Gryphon surviving the Merger as a wholly-owned subsidiary of Akerna. Following the closing of the Merger, the former Gryphon and Akerna stockholders immediately before the Merger are expected to own approximately 92.5 percent and 7.5 percent, respectively, of the outstanding capital stock on a fully diluted basis. Upon completion of the Merger, Akerna will change its name to Gryphon Digital Mining, Inc. The closing of the Merger is subject to customary closing conditions including the required approval of the stockholders of Akerna and Gryphon, the approval of the Nasdaq Capital Market (the “Nasdaq Market”) of the continued listing of Gryphon after the closing of the Merger and the simultaneous closing of the Sale Transaction, among others. We and Gryphon may terminate the Merger upon mutual consent and either party may terminate the Merger unilaterally under certain conditions. In the event either party terminates the Merger pursuant to certain conditions, we will be required to pay Gryphon a termination fee of $275,000 less any reimbursed expenses. The Merger is expected to be treated by Akerna as a reverse merger, or a change of control, whereby the stockholders of Gryphon will have majority ownership and control of Akerna after the transaction is complete.

Concurrent with the signing and in support of the Sale Transaction and the Merger, we and each of the holders of the Senior Convertible Notes entered into exchange agreements (the “Exchange Agreements”) whereby the holders would ultimately convert the principal amounts of each of their note holdings to a level that would represent 19.9 percent of the outstanding shares of our common stock, $0.0001 par value (“Common Stock”) prior to the closing of the Sale Transaction and the Merger. Immediately prior to the stockholder vote required for the closing of those transaction, the remaining Senior Convertible Notes outstanding would be converted into a special class of exchangeable preferred stock to facilitate the required stockholder vote and then be converted into shares of our Common Stock subject to the Merger. For a limited period, the conversion price of the Senior Convertible Notes was lowered to $1.20 per share from $4.75 per share. We anticipate scheduling a meeting of stockholders during the second quarter of 2023 to approve the Sale Transaction and the Merger and we expect these transactions to close shortly thereafter.

Financial Reporting and Classification

As a result of the corporate actions described above, 365 Cannabis and LCA (together, the “Discontinued Group”) met the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly. the assets and liabilities of these entities are classified and reflected on our consolidated balance sheets as “held for sale” as of December 31, 2022 and 2021, respectively, and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. Certain financial disclosures including major components of the assets and liabilities and results of operations of the Discontinued Group are provided in Note 17. Our core SMB and governmental business unit (MJF and Ample), the businesses for which we have committed to terminate operations (Viridian, Solo and Trellis) and our publicly-held parent holding company (Akerna Corp.) comprise our continuing operations. Collectively, these entities are presented as  continuing operations for all periods presented herein and until such time that stockholder approval is received for the Sale Transaction and the Merger.

AKERNA CORP.

 Notes to Consolidated Financial Statements

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern (“ASU 2014-15”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is defined as the “look-forward period” in ASU 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU 2014-15.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception in 2019 we have incurred recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. As of December 31, 2022, we had a working capital deficit of $7.8 million with $0.9 million in unrestricted cash available to fund future operations. We anticipate continuing to generate losses from operations and using cash from operating activities for the foreseeable future, although at lower than historical levels as a result of restructuring actions taken during the second quarter of 2022 and the curtailment of activities associated with our discontinued operations as well as those business that we plan to terminate. Collectively, these factors raise substantial doubt regarding our ability to continue as a going concern for the twelve months from the date our consolidated financial statements have been issued.

As described in Note 1, we have committed to the Sale Transaction to complete our intended exit from the SaaS industry and to the Merger as the most favorable strategic alternative for our stockholders. There can be no assurance that we will be successful in executing and completing the Sale Transaction and the Merger and obtaining sufficient funding, if necessary, on terms acceptable to us to fund continuing operations through the anticipated closing of the aforementioned transactions, if at all. Our ability to continue as a going concern is dependent upon our ability to successfully execute the aforementioned transactions. Despite the comprehensive scope of our collective plans, the inherent risks associated with their successful execution are not sufficient to fully overcome substantial doubt about our ability to continue as a going concern for one year from the date of issuance of our consolidated financial statements. Accordingly, if we are unable to execute our plans within the timeframe described above, we may have to reduce or otherwise curtail our continuing operations which could significantly and adversely affect our results of operations or we may determine to dissolve and liquidate our assets. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of the Senior Convertible Notes, such holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

On November 8, 2022, we effectuated a reverse stock split of 20-for-1 (the “Reverse Stock Split”) of our Common Stock. The effects of the Reverse Stock Split have been applied retrospectively to all periods presented throughout the accompanying consolidated financial statements and notes. Accordingly, all disclosures of shares of Common Stock issued, outstanding or reserves of Common Stock and issuances, grants, vesting or forfeitures of warrants, restricted stock awards and restricted stock units (“RSUs”) herein and any corresponding references to market, conversion and exercise prices of Common Stock and certain other securities including warrants and convertible debt have been adjusted.

AKERNA CORP.

Notes to Consolidated Financial Statements

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition and as discussed in Notes 1 and 17, the assets and liabilities and results of operations of the Discontinued Group have been reclassified as held for sale and discontinued operations, respectively, for all period presented.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Akerna, our wholly-owned subsidiaries, and those entities in which we otherwise have a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Our most significant estimates and assumptions are related to the valuation of acquisition-related assets and liabilities, capitalization of internal costs associated with software development, fair value measurements, impairment assessments, loss contingencies, valuation allowance associated with deferred tax assets, stock-based compensation costs, and useful lives of long-lived intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

Foreign Currency

The functional currency of the Company’s non-U.S. operations is the local currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated into U.S. dollars using the average rates of exchange prevailing during the period. Translation gains or losses are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions are recognized as a component of Other income (expense) in our consolidated statements of operations.

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

AKERNA CORP.

Notes to Consolidated Financial Statements

Accounts Receivable, Net

We maintain an allowance for doubtful accounts equal to the estimated uncollectible amounts based on our historical collection experience and review of the current status of trade accounts receivable. Accounts receivable are written-off and charged against the allowance when we have exhausted collection efforts without success.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized. Repairs and maintenance costs are expensed as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for significant property and equipment categories are generally as follows: furniture and computer equipment (3 - 7 years) and leasehold improvements (lesser of remaining lease term or useful life)

Investment

Until its redemption in December 2022, we held an equity security in ZolTrain. For periods prior to the quarter ended September 30, 2021, we had determined we could exert significant influence over ZolTrain’s operations through voting rights and representation on its board of directors and we accounted for our investment in ZolTrain using the equity method of accounting, recording our share in the investee’s earnings and losses in the consolidated statement of operations. Upon losing board representation during quarter ended September 30, 2021, we suspended the equity method of accounting and measured the investment at cost less impairment, plus or minus changes resulting from observable price changes, including its ultimate redemption at a loss in December 2022, which were recorded in Other (expense) income, in our consolidated statements of operations (see Note 7).

Software Development Costs

Costs incurred during the application development stage of a newly developed application and costs we incur to enhance our existing platforms that meet certain criteria are subject to capitalization and subsequent amortization. Our software product development costs are primarily comprised of personnel costs such as payroll and benefits, vendor costs, and other costs directly attributable to the project. We capitalize costs only during the development phase. Any costs in connection to planning, design, and maintenance subsequent to release are expensed as incurred. We amortize software development costs over the expected useful life of the specific application, generally 2-5 years. We evaluate capitalized software development costs for impairment when there is an indication that the unamortized cost may not be recoverable (see Note 8).

Intangible Assets

Intangible assets are amortized over their estimated useful lives. We evaluate the estimated remaining useful life of our intangible assets when events or changes in circumstances indicate an adjustment to the remaining amortization may be needed. We similarly evaluate the recoverability of these assets upon events or changes in circumstances indicate a potential impairment (see Note 8). Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

Goodwill Impairment Assessment

Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired (see Note 8). Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. We have the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary.

AKERNA CORP.

 Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, we are required to classify certain assets and liabilities based on the fair value hierarchy, which groups fair value-measured assets and liabilities based upon the following levels of inputs:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;
●	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable and accrued liabilities approximate fair value based on their short maturities.

Fair Value Option

The fair value option provides an election that allows an entity to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We have elected to apply the fair value option to our convertible notes due to the complexity of the various conversion and settlement options available to both the holders of such notes and Akerna.

The convertible notes accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, when the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date. The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income (loss) within stockholders’ equity (deficit) and the remaining amount of the fair value adjustment is recognized as other income (expense) in our consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

Warrants

We evaluate warrants that we may issue from time to time under a two-step process provided in GAAP. The first step is intended to distinguish liabilities from equity. Warrants that could require cash settlement are generally classified as liabilities. For warrants that are considered outside the scope of liability classification, a second step evaluates warrants as either a derivative subject to derivative accounting and disclosures or as equity instruments based upon the specific terms of the underlying warrant agreement and certain other factors associated with our capital structure. Warrants that are indexed to our common stock while we meet certain other conditions with respect to our capital structure, including the ability to satisfy the warrant settlement obligations with a sufficient number of registered shares, do not qualify as derivatives and are classified as components of equity. Certain of the warrants sold by MTech in its initial public offering that were converted to Akerna warrants in connection with the Mergers (the “Private Warrants”) are not indexed to our common stock in the manner contemplated as described herein. As a result, the Private Warrants are precluded from equity classification and are recorded as derivative liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations. We will continue to adjust this derivative liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Private Warrants or (b) the redemption of the Private Warrants, at which time they will be reclassified to Additional paid-in capital. As of December 31, 2022 and 2021, all of our other outstanding warrants, including certain other MTech warrants that were converted to Akerna warrants upon our formation (the “2019 Public Warrants”), are classified within stockholders’ equity.

AKERNA CORP.

Notes to Consolidated Financial Statements

Revenue Recognition

We recognize revenue when a customer obtains the benefit of promised services, in an amount that reflects the consideration that we expect to be entitled to receive in exchange for those services. In determining the amount of revenue to be recognized, we perform the following steps: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

Software Revenue. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, Ample and our government regulatory platform, Leaf Data Systems®, and the sale of business intelligence, data analytics and other software related services. Software contracts are annual or multi-year contracts paid monthly in advance of service and typically cancellable upon 30 days’ notice after the end of the contract period. Leaf Data Systems® contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems® contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When a collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized ratably over the expected term of the contract, including expected renewals.

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

Consulting Revenue. Consulting services revenue is generated by providing solutions for operators in the pre-application of licensures and pre-operational phases of development and consists of contracts with fixed terms and fee structures based upon the volume and activity or fixed-price contracts for consulting and strategic services. These services include application and business plan preparation as they seek licenses to be granted. Consulting revenue contracts have an initial set of proprietary deliverables that are provided to clients upfront, which is considered a separate performance obligation. As such, 30 percent of the contract value is recognized upfront when deliverables are provided, with the remaining recognized over the life of the contract as the consulting services are performed.

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

AKERNA CORP.

Notes to Consolidated Financial Statements

Legal and Other Contingencies

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate these claims as they arise and will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

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

We recognize deferred tax assets to the extent that its assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2022 and 2021, management has applied a valuation allowance to deferred tax assets when it is determined that the benefit from the deferred tax asset will not be able to be utilized in a future period.

Segments

We operate our business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated by the chief operating decision maker (“CODM”), our Chief Executive Officer, for purposes of allocating resources and assessing financial performance. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

Discontinued Operations

In accordance with GAAP, we assess our business units that we may, from time to time, consider for disposal by sale or means (i.e., abandonment). Those business units, which may be in the form of legal entities, divisions, product lines or asset and liability groups, among others, for which cash flows can be reasonably identified, that meet certain criteria are considered discontinued operations. Accordingly, their results of operations are presented in our statements of operations as “discontinued operations” and their associated assets and liabilities are considered “held for sale” or “discontinued,” as appropriate on our consolidated balance sheets.

Subsequent Events

Management has evaluated all of our activities through the issuance date of our consolidated financial statements and has concluded that, with the exception of (i) the completion of the sales of 365 Cannabis and LCA in January 2023, (ii) the commitment to the Sale Transaction, (iii) the commitment to the Merger and the signing of the Exchange Agreements, as disclosed in Note 1, no other subsequent events have occurred that would require recognition and disclosure in our consolidated financial statements or disclosure in the notes thereto.

AKERNA CORP.

Notes to Consolidated Financial Statements

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

AKERNA CORP.

Notes to Consolidated Financial Statements

Note 4 – Significant Transactions

Restructuring

In  May 2022, we implemented a corporate restructuring initiative (the “Restructuring”) as approved by our Board of Directors. The Restructuring resulted in a reduction of our workforce by 59 employees, or approximately percent 33 of the Company’s headcount at that time. We incurred costs of approximately $0.6 million in severance benefits, including employee insurance, associated payroll taxes and legal costs in connection with the Restructuring. This amount was fully attributable to our continuing operations. Of the total amount incurred, $0.3 million was included in Sales and marketing costs, $0.2 million was recorded in Product development costs and less than $0.1 million was included in each of Cost of revenue and General and administrative expenses, respectively. All amounts incurred were settled in cash during the year ended December 31, 2022. Accordingly, we have no material obligations remaining associated with the Restructuring. In addition to the reduction in force, our executive leadership team was subject to a temporary 25 percent reduction in salary during the second quarter of 2022.

2021 Acquisitions

Viridian Sciences

On April 1, 2021, we completed the acquisition of Viridian, a cannabis business management software provider that is built on SAP Business One. We acquired Viridian in exchange for 51,550 shares of our Common Stock valued at $6.2 million at the date of acquisition. The fair value of the consideration transferred as of the date of acquisition is reflected in the table below (in thousands):

Shares issued	$6,186
Contingent consideration	2
Total fair value of consideration transferred	$6,188

The presentation below reflects our final purchase price allocation, summarizing the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts receivable	$556
Prepaid expenses and other current assets	148
Capitalized software	423
Acquired technology	470
Customer relationships	820
Acquired trade name	20
Goodwill	5,408
Accounts payable and accrued expenses	(350)
Deferred tax liabilities	(307)
Deferred revenue	(1,000)
Net assets acquired	$6,188

The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. As discussed in Note 1, we committed to a plan to wind down the Viridian business during the fourth quarter of 2022. The loss from continuing operations for the year ended December 31, 2022 includes $7.0 million of impairments of long-lived assets associated with Viridian including $0.6 million, $1.0 million and $5.4 million attributable to Capitalized software, Intangible assets and Goodwill, respectively. There were no impairments of Viridian’s long-lived assets during the year ended December 31, 2021. The amounts of Viridian’s revenue included in our results of continuing operations for 2022 and 2021 were $1.7 million and $2.4 million, respectively.

AKERNA CORP.

Notes to Consolidated Financial Statements

365 Cannabis

On October 1, 2021, we acquired all the issued and outstanding shares of 365 Cannabis. Under the terms of the stock purchase agreement (the “Agreement”), the aggregate consideration for the 365 Cannabis shares consisted of an original purchase price of (i) $5.0 million in cash, (ii) $12.0 million in stock, which was settled by issuing 178,572shares of our Common Stock and (iii) contingent value rights, or the Earn-out Obligation, to be issued pursuant to a rights indenture entitling the holders thereof to receive, subject to certain adjustments as set forth in the Agreement, as amended in May 2022 (the “Amended Agreement”), an aggregate of up to $8.0 million paid in cash or Common Stock or an any combination thereof, in the event that 365 Cannabis achieves certain revenue targets as specified in the Amended Agreement. Under the Amended Agreement, if a seller elected to have any portion of the Earn-out Obligation paid in cash, such amount payable would be reduced by 25 percent. These rights are accounted for as contingent consideration and were initially measured at a fair value of $6.3 million. Upon completion of the assessment period associated with the revenue targets, the fair value of the Earn-out Obligation was reduced to $3.3 million as of September 30, 2022 with a corresponding adjustment reflected in our loss from discontinued operations. In addition, we reached a post-closing working capital settlement agreement during the first quarter of 2022 resulting on a $1.5 million reduction in the purchase price. The working capital settlement was comprised of (i) a return of $0.4 million in cash, (ii) a $0.2 million reduction to acquired accrued expenses and the release back to Akerna of 13,988 shares of Common Stock valued at $0.9 million that were held in escrow.

The fair value of the consideration transferred as of the date of acquisition is reflected in the table below (in thousands):

Shares issued	$11,060
Cash	4,982
Contingent consideration	6,300
Total fair value of consideration transferred	$22,342

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

The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. As discussed in Note 1, we sold 365 Cannabis in January 2023 for $0.5 million of cash and the termination and release of our obligation under the Earn-out Obligation which was further reduced to $2.3 million in connection with the sale. The loss from discontinued operations for the year ended December 31, 2022 includes $22.2 million of impairments of long-lived assets associated with 365 Cannabis including $9.7 million and $12.5 million attributable to Intangible assets and Goodwill, respectively. There were no impairments of 365 Cannabis’ long-lived assets during the year ended December 31, 2021. The amounts of 365 Cannabis’ revenue included in our results of discontinued operations for 2022 and 2021 were $8.8 million and $2.4 million, respectively.

Our pro forma revenue and net loss for the year ended December 31, 2021, giving effect to the Viridian and 365 Cannabis acquisitions as if they had been completed as of January 1, 2020 would have been $28.8 million (including discontinued operations) and $(31.4) million, respectively.

AKERNA CORP.

 Notes to Consolidated Financial Statements

Note 5 – Revenue and Contracts with Customers

Disaggregation of Revenue

We derive the majority of our revenue from subscription fees paid for access to and usage of our SaaS solutions for a specified period of time, typically one to three years. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Our contracts typically have a one to three year term. Our contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time.

The following tables summarize revenue disaggregation by product for the following periods:

	Year Ended December 31,
	2022	2021
Government	$2,945,946	$3,258,158
Non-government	10,699,084	14,368,939
	$13,645,030	$17,627,097

	Year Ended December 31,
	2022	2021
United States	$10,458,169	$13,408,624
Canada	3,186,861	4,218,473
	$13,645,030	$17,627,097

Accounts Receivable from Customers

Our accounts receivable from customers were $674,626 and $873,688 as of December 31, 2022 and 2021 including $219,912, or 33 percent and $24,066, or three percent, respectively, attributable to two government clients.

The allowance for doubtful accounts consists of the following activity:

	Year Ended December 31,
	2022	2021
Allowance for doubtful accounts, balance at beginning of period	$315,985	$153,485
Bad debt expense	539,801	550,521
Write-off uncollectable accounts	(502,307)	(388,021)
Allowance for doubtful accounts, balance at end of period	$353,479	$315,985

Contracts with Multiple Performance Obligations

Customers may elect to purchase a subscription to multiple modules, multiple modules with multiple service levels, or, for certain of our solutions. We evaluate such contracts to determine whether the services to be provided are distinct and accordingly should be accounted for as separate performance obligations. If we determine that a contract has multiple performance obligations, the transaction price, which is the total price of the contract, is allocated to each performance obligation based on a relative standalone selling price method. We estimate standalone selling price based on observable prices in past transactions for which the product offering subject to the performance obligation has been sold separately. As the performance obligations are satisfied, revenue is recognized as discussed above in the product descriptions.

AKERNA CORP.

Notes to Consolidated Financial Statements

Transaction Price Allocated to Future Performance Obligations

As many of the contracts we have entered into with customers are for a twelve-month subscription term, a significant portion of performance obligations that have not yet been satisfied as of December 31, 2022 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $3.8 million as of December 31, 2022, of which $3.4 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under Total current liabilities, net of any long-term portion that is included in noncurrent liabilities. The following table summarizes deferred revenue activity for the year ended December 31, 2022:

	As of January 1, 2022	Net additions	Revenue recognized	As of December 31, 2022
Deferred revenue	$1,117,703	5,446,403	5,833,533	$730,573

Of the $13.6 million of revenue recognized during the year ended December 31, 2022, $1.1 million was included in deferred revenue as of December 31, 2021.

Costs to Obtain Contracts

We capitalize sales commissions that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as a component of Prepaid expenses and other current assets. Deferred contract costs are amortized to Sales and marketing expense over the expected period of benefit, which we have determined to be one year based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the year ended December 31, 2022:

	As of January 1, 2022	Additions	Amortized costs (1)	As of December 31, 2022
Deferred contract costs	$142,930	124,690	231,155	$36,465

(1) Includes contract costs amortized to Sales and marketing expense during the period.

AKERNA CORP.

 Notes to Consolidated Financial Statements

Note 6 – Fixed assets, net

Fixed assets consisted of the following:

	As of December 31,
	2022	2021
Furniture and computer equipment	$185,308	$155,741
Less: accumulated depreciation	(136,429)	(89,713)
Fixed assets, net	$48,879	$66,028

Depreciation expense related to our fixed assets for the years ended December 31, 2022 and 2021, was $46,716 and $121,416, respectively.

Note 7 – Investments

Investment in and License Agreement with Zol Solutions, Inc.

On October 7, 2019, we participated in an offering of preferred stock of ZolTrain along with other investors in which we purchased 203,000 shares of Series Seed Preferred Stock (the “ZolTrain Preferred”) for a purchase price of $250,000, that represented a noncontrolling interest in ZolTrain which was carried as an equity method of investment through the third quarter of 2021 and during which time one of our executives held a seat of ZolTrain’s board of directors.

The ZolTrain Preferred was convertible into shares of common stock of ZolTrain at a conversion rate of $1.232 per share at the option of the holder and contains certain anti-dilution protection in the event of certain future issuances of securities by ZolTrain. We were entitled to vote the number of common shares in which the ZolTrain Preferred is convertible into at any meeting of the ZolTrain stockholders.

During the third quarter of 2021, following the loss of our seat on ZolTrain’s board, we concluded that we should no longer apply the equity method of accounting for the investment in ZolTrain and maintained the equity investment at cost minus impairment, plus or minus changes resulting from observable price changes. In December 2022, we sold the ZolTrain Preferred for $5 thousand and recognized a loss of $0.2 million.

Subsequent to our investment, we entered into a nonexclusive license/reseller agreement with ZolTrain, effective October 24, 2019, to provide ZolTrain’s online cannabis training platform as a co-branded integration option into our MJ Platform® and Leaf Data Systems®. Under the terms of the agreement we entered into, ZolTrain shares subscription-based revenue generated from our customers with us. The amount of the share of the revenue for each of us and ZolTrain depends on both (a) the number of training modules accessed by a customer and (b) which party created the accessed content.  For the year ended December 31, 2022 and December 31, 2021, we recognized revenue of $56,497 and $25,902, respectively, from this agreement.

AKERNA CORP.

 Notes to Consolidated Financial Statements

Note 8– Intangible Assets, net and Goodwill

Finite-lived Intangible Assets, Net
We performed a two-step impairment test for the asset groups that had indicators of impairment in the current year and determined that the intangible and capitalized software assets of Solo, Trellis and Viridian and the capitalized software assets of MJF were fully impaired as the future undiscounted cash flows over the assets’ remaining useful lives exceeded their carrying values.
Before consideration of impairments, we capitalized software costs of $2.7 million and $5.6 million during the years ended December 31, 2022 and 2021, respectively. We record amortization expense associated with acquired developed technology, acquired trade names, and customer relationships. The amortization expense of all finite-lived intangible assets, which includes capitalized software was $5.6 million and $5.1 million, for the years ended December 31, 2022 and 2021, respectively.
Intangible assets as of December 31, 2022, all of which after impairments are attributable to Ample, consist of the following:
	Weighted average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Impairment	Net carrying amount
Acquired developed technology	0.50	$5,978,080	$(3,480,769)	$(2,375,645)	$121,666
Acquired trade names	0.52	566,920	(365,627)	(158,237)	43,056
Customer relationships	12.50	3,440,000	(763,500)	(676,500)	2,000,000
Total intangible assets		$9,985,000	$(4,609,896)	$(3,210,382)	$2,164,722

Capitalized software - In-service	1.17	12,038,149	(8,452,649)	(2,930,944)	654,556
Capitalized software - Work in progress	N/A	1,689,976	—	(1,689,976)	—
Total capitalized software		13,728,125	(8,452,649)	(4,620,920)	654,556
Total finite-lived intangible assets		$23,713,125	$(13,062,545)	$(7,831,302)	$2,819,278

Intangible assets as of December 31, 2021 consist of the following:

	Weighted average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Impairment	Net carrying amount
Acquired developed technology	3.35	$5,978,080	$(2,703,157)	$—	$3,274,923
Acquired trade names	3.09	566,920	(234,160)	—	332,760
Customer relationships	10.18	3,440,000	(494,000)	—	2,946,000
Total intangible assets		$9,985,000	$(3,431,317)	$—	$6,553,683

Capitalized software - In-service	2.02	8,738,801	(4,388,524)	—	4,350,277
Capitalized software - Work in progress	N/A	2,886,859	—	(296,483)	2,590,376
Total capitalized software		11,625,660	(4,388,524)	(296,483)	6,940,653
Total finite-lived intangible assets		$21,610,660	$(7,819,841)	$(296,483)	$13,494,336

AKERNA CORP.

 Notes to Consolidated Financial Statements

As of December 31, 2022, expected amortization expense relating to intangible assets and capitalized software for each of the next five years is as follows:

	Intangible Assets	Capitalized Software
2023	$324,722	$542,479
2024	160,000	112,077
2025	160,000	—
2026	160,000	—
2027	160,000	—
Thereafter	1,200,000	—
Total	$2,164,722	$654,556

Goodwill
The following table reflects the changes in the carrying amount of goodwill:
Balance as of December 31, 2020	$41,789,527
Additions due to acquisition of Viridian	5,408,884
Impairment	(14,354,114)
Balance as of December 31, 2021	$32,844,297
Impairment	(31,135,994)
Balance as of December 31, 2022	$1,708,303
Impairment
Based on our qualitative assessment of goodwill and consideration of the Sale Transaction as well as our intention to discontinue Solo, Trellis and Viridian, we determined in December 2022 that it was necessary to impair the remaining goodwill asset by an incremental $3.8 million. During the first and second quarters of 2022, we recognized impairments of $15.4 million and $11.9 million, respectively, due primarily to continued declines in market valuations. During the year ended December 31, 2021, primarily due to a continued decline in market valuation and a flattening in the operating results of Ample, Solo, Trellis and Viridian compared to acquisition assumptions, we recognized impairments of $14.4 million to goodwill.

Note 9 – Supplemental Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2022	2021
Software and technology	$168,792	$643,387
Professional services, dues and subscriptions	183,614	537,237
Insurance	224,785	264,097
Deferred contract costs	36,465	142,930
Unbilled receivable	544,212	505,203
Other	51,755	32,868
Total prepaid expenses and other current assets	$1,209,623	$2,125,722

AKERNA CORP.

 Notes to Consolidated Financial Statements

              Accounts payable, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
Accounts payable	$1,510,287	$1,716,705
Professional fees	155,161	280,818
Sales taxes	219,285	108,854
Compensation	368,440	1,656,158
Contractors	562,993	646,996
Settlements and legal	950,213	681,045
Interest and other	660,040	295,197
Total accounts payable, accrued expenses and other current liabilities	$4,426,419	$5,385,773

Note 10– Long Term Debt

              Long-term debt consisted of the following:

	As of December 31,
	2022	2021
Senior Convertible Notes (at fair value)	$14,607,000	$17,305,000
Less: current maturities	(13,200,000)	(13,200,000)
Total long-term debt, less current portion	$1,407,000	$4,105,000

Senior Convertible Notes

On October 5, 2021, we entered into a securities purchase agreement (the “SPA”) resulting in the issuance of the Senior Convertible Notes to two institutional investors in a private placement transaction. The Senior Convertible Notes were issued for an aggregate principal amount of $20.0 million for $18.0 million reflecting an original issue discount of 10 percent or $2.0 million. The net proceeds from the issuance of the Senior Convertible Notes were used to payoff and retire convertible notes that were issued in 2020 (the “2020 Notes”) and fund our growth initiatives through acquisitions and continued investment in our technology infrastructure. The Senior Convertible Notes rank senior to all our other and future indebtedness. The Senior Convertible Notes mature on October 4, 2024 and can be repaid in shares of Common Stock or cash. The Senior Convertible Notes are convertible into shares of Common Stock of Akerna at a conversion price of $4.75 per share effective October 4, 2022 which represents an adjustment, as required by the SPA, from $6.21 per share as a result of the offering of convertible preferred stock on that date (see Note 13). The Senior Convertible Notes are to be repaid in monthly installments beginning on January 1, 2022 and later deferred to January 1, 2023 in connection with an amendment in June 2022 (see below).

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

Upon the occurrence of an Event of Default under the Security Agreement, the Collateral Agent will have certain rights under the Security Agreement including taking control of the Collateral and, in certain circumstances, selling the Collateral to cover obligations owed to the holders of the Senior Convertible Notes pursuant to its terms. An Event of Default under the Security Agreement means (i) any defined event of default under any one or more of the transaction documents (including the Senior Convertible Notes), in each instance, after giving effect to any notice, grace, or other cure periods provided for in the applicable document, (ii) the failure by us to pay any amounts due under the Senior Convertible Notes or any other transaction document, or (iii) the breach of any representation, warranty or covenant by the Company under the Security Agreement.

AKERNA CORP.

Notes to Consolidated Financial Statements

In connection with the occurrence of an event of default, the holders of the Senior Convertible Notes will be entitled to convert all or any portion of the Senior Convertible Notes at an alternate conversion price equal to the lower of (i) the conversion price then in effect, or (ii) 80% of the lower of (x) the volume-weighted average price, or VWAP, of the Common Stock as of the trading day immediately preceding the applicable date of determination, or (y) the quotient of (A) the sum of the VWAP of the Common Stock for each of the two trading days with the lowest VWAP of the Common Stock during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable date of determination, divided by (B) two, but not less than $10.80.

On June 30, 2022, we and the holders of the Senior Convertible Notes entered into an amendment and waiver agreement (the “Convertible Notes Amendment”) that included provision such that (i) no amortization payments would be due and payable for any payments previously required to be made from July 1, 2022 through January 1, 2023, (ii) the holders of the Senior Convertible Notes will not accelerate any previously deferred installment amounts until January 1, 2023 and (iii) the terms of the SPA which would provide for reset of the conversion price of the Senior Convertible Notes as a result of the issuance of securities under the 2022 Unit Offering (see Note 13) and instead agreed to a reset of the conversion price equal to a per share price of 135 percent of the 2021 Unit Offering price, or $6.21 per share, which was subsequently reduced to $4.75 per share on October 4, 2022 as described above. Further, the Convertible Notes Amendment added covenants such that (a) we are subject to a daily cash test of having an available cash balance of at least $7.0 million, which amount shall be reduced by $1.0 million on each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14.0 million and $11.0 million, subject in all cases to a minimum of $5.0 million, and (b) we established and maintain the Restricted Accounts for each holder for an aggregate amount of $7.0 million with such amounts to be released from the Restricted Accounts only upon written consent of such holder, provided that $1.0 million will automatically release from the Restricted Accounts upon the occurrence of each of the dates at which the aggregate principal due upon the Senior Convertible Notes is equal to or less than $14.0 million and $11.0 million, subject to certain conditions. The Convertible Notes Amendment qualified as a troubled debt restructuring (“TDR”); however, there was no impact on the consolidated balance sheet or in the statement of operations as a result of the TDR as the Senior Convertible Notes are recorded at their fair value.

2020 Notes

We issued the 2020 Notes with a principal amount of $17.0 million at a purchase price of $15.0 million on June 9, 2020. The 2020 Notes were paid in full on October 5, 2021 with a portion of the proceeds from the Senior Convertible Notes.

Method of Accounting and Activity During the Periods

Upon the dates that they were issued, we made irrevocable elections to apply the fair value option to account for each of the Senior Convertible Notes and the 2020 Notes. Disclosures, including assumptions used to determine the fair values of these debt instruments, are provided in Note 15.

AKERNA CORP.

Notes to Consolidated Financial Statements

During the year ended December 31, 2022, we made $5.3 million in principal settlements on the Senior Convertible Notes, of which $1.4 million was settled in cash and the remaining $3.9 million was settled in Common Stock. We made no principal settlements on the Senior Convertible Notes during 2021. During the year ended December 31, 2022, the fair value of the Senior Convertible Notes increased by $2.9 million. Of the adjustment, a decrease of $0.2 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in stockholders’ equity (deficit) and an increase of $2.9 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes. During the year ended December 31, 2021, the fair value of the Senior Convertible Notes decreased by $0.7 million. Of the adjustment, a decrease of less than $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in stockholders’ equity (deficit) and a decrease of $0.7 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes. As of December 31, 2022 and 2021, the fair values of the Senior Convertible Notes on our consolidated balance sheet were $14.6 million and $17.3 million, respectively. During the year ended December 31, 2021, up until the date the 2020 Notes were paid in full, we made $15.2 million of principal settlements on the 2020, of which $5.1 million was settled in cash and the remaining $10.1 million was settled in Common Stock. During the year ended December 31, 2021, the fair value of the 2020 Notes increased by $2.0 million. Of the adjustment, a decrease of less than $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in stockholders’ equity (deficit) and an increase of $2.0 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes. In October 2021, we recognized a gain on the extinguishment of debt in the amount of $0.2 million in connection with the payoff of the 2020 Notes.

Paycheck Protection Program Loan

On April 21, 2020, we issued a promissory note in the principal aggregate amount of $2.2 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan had a two-year term bearing interest at a rate of 1% per annum with principal and interest payments to be paid monthly beginning  seven months from the date of the PPP Loan. In August 2021, the Company submitted its application for forgiveness and on September 3, 2021, the loan was forgiven in full by the Small Business Administration. As a result, the Company recorded a gain on the forgiveness of the PPP loan in the amount of $2.2 million.

Maturities of Debt

Maturities of our debt as of December 31, 2022 are presented below.

Year ending December 31:
2023	$13,200,000
2024	1,462,727
Aggregate maturities due	14,662,727
Original issue discount	(2,000,000)
Cumulative unrealized change in fair value	1,944,273
Total debt outstanding at fair value	$14,607,000

AKERNA CORP.

 Notes to Consolidated Financial Statements

Note 11 – Income Taxes

The following table sets forth the expense or (benefit) for income taxes:

	Year Ended December 31,
	2022	2021
Current income tax expense (benefit)
U.S. federal	$(50,000)	$—
U.S. state	2,827	4,300
Foreign	6,308	6,270
Total current income taxes	(40,865)	10,570
Deferred income tax benefit
U.S. federal	$(675,290)	$(2,274,295)
U.S. state	—	—
Total deferred income benefit	(675,290)	(2,274,295)
Total income tax benefit	$(716,155)	$(2,263,725)

Thefollowing table sets forth reconciliations of the income tax expense at the statutory federal income tax rate to actual expense based on our loss before income taxes:

	Year Ended December 31,
	2022	2021
Income tax expense (benefit) attributable to:
Federal	$(16,749,778)	$(6,692,267)
State, net of federal benefit	(853,392)	(672,148)
Foreign tax rate differential	(11,543)	(138,292)
Permanent differences	472,270	(230,034)
Goodwill impairment	9,172,756	2,658,665
Rate changes	(992)	54,295
Changes in valuation allowance	7,501,917	3,361,603
Provision to return adjustment	62,788	273,489
Deferred true-ups	(247,839)	(928,743)
Other adjustments	(62,342)	49,707
Effective income tax expense (benefit)	$(716,155)	$(2,263,725)

AKERNA CORP.

Notes to Consolidated Financial Statements

The following table sets forth our deferred income tax assets and liabilities:
	As of December 31,
	2022	2021
Noncurrent deferred tax assets:
Employee compensation	$136,154	$820,410
Debt issuance costs	39,381	138,778
Revenue recognition	64,662	105,735
Settlement accrual	178,549	146,604
Fixed assets	774,936	242,006
Section 174 capitalization	1,121,311	—
Federal and state net operating loss	13,860,338	10,673,908
Foreign net operating loss	4,641,293	4,904,857
Other	280,430	225,340
Total deferred tax assets	$21,097,054	$17,257,638

Noncurrent deferred tax liabilities:
Intangible assets	(1,713,666)	(6,051,459)
Total deferred tax liabilities	$(1,713,666)	$(6,051,459)
Valuation allowance	(19,383,388)	(11,881,470)
Deferred tax asset (liability), net after valuation allowance	$—	$(675,291)

During the year ended December 31, 2022, valuation allowances on deferred tax assets that are not anticipated to be realized increased by $7.5 million, substantially all of which was recorded to deferred expense while an insignificant portion was recorded in final purchase accounting. During the year ended December 31, 2021, valuation allowances on deferred tax assets that were not anticipated to be realized increased by $3.6 million of which $0.2 million was recorded in purchase accounting and the remainder of $3.4 million was recorded to deferred expense.

Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax losses. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded as of December 31, 2022 and December 31, 2021 are appropriate.

We have deferred tax assets related to U.S. federal tax and state tax carryforwards for net operating losses (“NOL”) in the amount of $58.9 million. The majority of U.S. federal NOL carryforwards are carried forward indefinitely. Federal NOLs generated after 2017 have an indefinite carryforward and are only available to offset 80 percent of taxable income beginning in 2021. U.S. state NOL carryforwards expire at various dates of which the majority begin to expire in 2039. We have deferred tax assets related to foreign NOL carryforwards, which begin to expire in 2034, in the amount of $17.5 million.

We are not currently under examination for any of the major jurisdictions where we conduct business as of December 31, 2022; however, all of our tax years remain subject to examination. Our management does not believe there are significant uncertain tax positions in 2022 and as a result we do not expect any cash payments in the next 12 months; however, uncertain tax positions related to potential penalties in the amount of $30,000 was recorded in connection with business combinations during the year ended December 31, 2020. A reserve for potential penalties for $0.1 million that was established in 2021 was reversed in 2022 as a result of the Internal Revenue Service’s dismissal of the matters. There was no interest related to uncertain tax positions in 2022 or 2021.

We paid less than $0.1 million for income taxes, net of refunds received, in certain state and national jurisdictions during each of the years ended December 31, 2022 and 2021, respectively.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The IRA is applicable for tax years beginning after December 31, 2022 and had no benefit to our consolidated financial statements for any of the periods presented, and we do not expect it to have a direct material impact on our future results of operations, financial condition, or cash flows.

AKERNA CORP.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies

Operating Leases

                During 2022, we began negotiations to terminate the 365 Cannabis office lease in Las Vegas, Nevada. We recorded an obligation and lease termination expense of $0.5 million which represents management’s best estimate of the costs to exit the lease. The lease termination expense is included within the General and administrative expense line item as presented in the consolidated statement of operations. In connection with the sale of 365 Cannabis, we agreed to assume the lease termination obligation.

During 2021, we terminated our office lease in Toronto, Canada for a termination fee of approximately $1.0 million, which is included within the General and administrative expense line item on the consolidated statement of operations and was paid in full during the year ended December 31, 2021. In connection with the lease termination, we also wrote off certain assets, primarily leasehold improvements, and the resulting loss of $1.0 million was also recorded in the General and Administrative expense line item as presented in the consolidated statement of operations.

Litigation

On December 4, 2020, TechMagic USA LLC (“Tech Magic”) filed suit against our wholly-owned subsidiary, Solo, in Massachusetts Superior Court, Department Business Litigation, seeking recovery for certain unpaid invoices pursuant to a Master Services Agreement dated February 5, 2018 (the “Master Services Agreement”) by and between TechMagic and Solo.  The sought recovery for continued fees under the Master Services Agreement through the end of January 2021. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties dispute the effective date of the termination. Solo disputes the validity of the invoices, in whole or in part. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of less than five percent of our issued and outstanding shares of Common Stock is, to our knowledge, the founder and one of the principal managers of TechMagic. On May 21, 2021, Solo filed suit against two of Solo’s former directors, Mr. Shah and Palle Pedersen. Solo sought recovery for Mr. Shah’s intentional interference with contractual relations, and the defendant’s breaches of various fiduciary duties owed to Solo. Defendant Shah engaged in improper communications with Solo’s customers with the intent that those customers cease their contractual relations with Solo. The defendants also entered into an improper contract with a contractual counter party with whom the defendants had a conflict of interest. The defendants filed a motion to dismiss, which the court found unpersuasive and denied. In July 2022, we entered into an agreement with TechMagic and the defendants to dismiss all litigation and claims described above. In connection with the settlement agreement, we reversed our previously accrued loss contingency of $0.5 million during the second quarter of 2022 and no amounts were paid in cash.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and MJF in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2.0 million for services allegedly provided pursuant to a Subcontractor Agreement between MJF and TreCom. MJF provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJF disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. With respect to the TreCom matter, we established a loss contingency $0.2 million in 2021 which remains outstanding as of December 31, 2022.

On January 13, 2023, Courier Plus Inc. d/b/a Dutchie (“Dutchie”) filed a complaint in the Court of Common Please, Dauphin County, Pennsylvania against Akerna and MJF alleging unfair competition, tortious interference and unjust enrichment with respect to MJF’s exclusive contract with the State of Pennsylvania. We filed a preliminary objection alleging serious defects, such as jurisdiction, and we worked with the State of Pennsylvania to ensure compliance with our contract. We intend to defend our position vigorously and, at the is time, do not believe an estimate of potential loss, if any, is appropriate.

As of December 31, 2022, and through the date these consolidated financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the consolidated financial statements.

Other

In connection with the Sale Transaction and the Merger, we have a commitment to compensate our financial advisor for up to 3 percent of the transaction value in success fees, subject to a minimum of $1.5 million, should the transactions be completed. In addition, we are party to arrangements with our executive officers and certain other administrative employees pursuant to their employment agreements and transaction success agreements that may result in the receipt by such executive officers of cash severance payments and other transaction success bonuses and benefits with a total value of approximately $1.4 million (collectively and not individually), but not including the value of any accelerated vesting of our equity awards held by those officers.

AKERNA CORP.

Notes to Consolidated Financial Statements

Note 13 – Stockholders’ Equity (Deficit)

Common and Preferred Stock

We have one single class of Common Stock of which 150,000,000 shares are authorized with a par value of $0.0001 per share. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. Subject to the prior rights of all classes or series of stock at the time outstanding having prior rights as to dividends or other distributions, all stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. Subject to the prior rights of our creditors and the holders of all classes or series of stock at the time outstanding having prior rights as to distributions upon liquidation, dissolution, or winding up of the Corporation, in the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative, preemptive rights, or subscription rights.

We also have 5,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which one share of special voting preferred stock (the “Special Voting Preferred Stock”) is issued and outstanding (see below).

Convertible Redeemable Preferred Stock

On October 4, 2022, we completed an offering 400,000 of shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Convertible Redeemable Preferred Stock”), at an offering price of $9.50 per share, representing a 5 percent original issue discount to the stated value of $10.00 per share, for gross proceeds of approximately $4.75 million in the aggregate, before the deduction of $0.4 million for fees and offering expenses of our financial advisor. We also incurred and paid approximately $0.1 million of other issue costs attributable to third-party professional and legal fees. The aggregate net proceeds (after deducting the fees and expenses of our financial advisor) together with the additional amount to provide for the 105 percent redemption premium, or $0.5 million, on the Convertible Redeemable Preferred Stock was deposited in an account with an escrow agent. The shares of the Convertible Redeemable Preferred Stock were convertible, at a conversion price of $0.25 per share (subject in certain circumstances to adjustments), into shares of our Common Stock, at the option of the holders and, in certain circumstances, by the Company.

On November 7, 2022, we held a special meeting of stockholders to consider an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation (the “Charter”), to effect the Reverse Stock Split as determined by our Board of Directors. The holders of the Convertible Redeemable Preferred Stock agreed to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Convertible Redeemable Preferred Stock until the Reverse Stock Split, voted the shares of the Series A Preferred Stock purchased in the offering in favor of the Amendment and voted the shares of the Series B Preferred Stock purchased in the offering in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that did not vote), the Company’s Special Voting Preferred Stock (excluding any proportion of the Special Voting Preferred Stock that did not vote) and Series A Preferred Stock voted on the Reverse Stock Split. The Reverse Stock Split required the approval of the majority of the issued and outstanding shares entitled to vote on the matter. Because the Series B Preferred Stock was automatically and without further action of the holder voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted), the Company’s Special Voting Preferred Stock (excluding any proportion of the Special Voting Preferred Stock  that was not voted) and Series A Preferred Stock voted on the Reverse Stock Split, abstentions by common stockholders did not have any effect on the votes cast by the holders of the Series B Preferred Stock. The Amendment was approved on November 7, 2022 and the Reverse Stock Split was effectuated at 12:01 a.m. Eastern Standard Time on November 8, 2022.

The holders of all of the Convertible Redeemable Preferred Stock redeemed their shares for cash at 105 percent of the stated value, or $10.50 per share, of such shares on November 9, 2022. Accordingly, we directed the escrow agent to pay $5.25 million on November 10, 2022 to the holders from the escrow account established upon the date of the Convertible Redeemable Preferred Stock offering. The amounts paid over the offering price upon redemption are considered “deemed” dividends and reported as a reduction of Additional paid-in capital in the consolidated statement of changes in stockholders’ equity (deficit).

AKERNA CORP.

 Notes to Consolidated Financial Statements

Special Voting Preferred Stock and Exchangeable Shares

In connection with a prior transaction in which we acquired Ample in exchange for 3,294,574 million shares of exchangeable shares (the “Exchangeable Shares”), we issued a single share of our Special Voting Preferred Stock for the purpose of ensuring that each Exchangeable Share is substantially the economic and voting equivalent of 1/20 of a share of Akerna Common Stock and that each Exchangeable Share is exchangeable on a 20-for-one basis for a share of Akerna Common Stock, subject to certain limitations and adjustments, including adjustments to reflect the Reverse Stock Split. Each holder of Exchangeable Shares effectively has the ability to cast votes along with holders of Akerna Common Stock. The Exchangeable Shares do not have a par value. The Special Voting Preferred Stock has a par value of $0.0001 per share and a preference in liquidation of $1.00. The Special Voting Preferred Stock entitles the holder to an aggregate number of votes equal to 1/20 of the number of the Exchangeable Shares issued and outstanding from time to time and which we do not own. The holder of the Special Voting Preferred Stock and the holders of shares of Akerna Common Stock will both vote together as a single class on all matters submitted to a vote of our stockholders. At such time as the Special Voting Preferred Stock has no votes attached to it, the share shall be automatically cancelled.

During the year ended December 31, 2022, several Ample shareholders exchanged a total of 23,614 Exchangeable Shares with a value of $180,647 for 1,180 shares of Akerna Common Stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of December 31, 2022, there were a total of 285,672 exchangeable shares remaining as issued and outstanding which could be exchanged for 14,284 shares of Akerna Common Stock.

ATM Program

In 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) and A.G.P./Alliance Global Partners (“AGP”) pursuant to which we could offer and sell from time to time, up to $25 million of shares of our Common Stock through an “at the market” equity offering program (the “2021 ATM Program”). From its inception through September 23, 2022, a total of 118,629 shares of Common Stock with an aggregate gross purchase price of $2.7 million, including 90,808 shares with an aggregate gross purchase price of $0.8 million sold during 2022, were sold under the 2021 ATM Program. On September 23, 2022, we, Oppenheimer and AGP mutually agreed to terminate the 2021 ATM Program.

On September 28, 2022, we entered into a new agreement with AGP pursuant to which we may offer and sell up to $20.0 million of shares of our Common Stock (the “2022 ATM Program”) from time to time through AGP as the sales agent for which they will receive a commission of 3.0% of the gross proceeds. The 2022 ATM Program is currently limited to $3.5 million due to certain restrictions imposed by the registration statement underlying the offering (the “Baby Shelf Limitation”). Under the Baby Shelf Limitation, we may not offer Common Stock under the registration statement with a value of more than one-third of the aggregate market value of our Common Stock held by non-affiliates in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million. Net proceeds from the sale of Common Stock under the 2022 ATM Program have been and will continue to be used for general corporate purposes including working capital, marketing, product development and capital expenditures. Through December 31, 2022, we sold a total of 552,148 shares of Common Stock with an aggregate gross purchase price of $1.1 million under the 2022 ATM Program.

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

We granted the Underwriter a 45-day option from the effective date of the 2022 Unit Offering to purchase from us (i) additional shares of Common Stock and/or (ii) Common Warrants and/or (iii) Pre-Funded Warrants, in any combination thereof solely to cover over-allotments(the “Over-allotment Option”); however, the Over-allotment Option expired unexercised on August 14, 2022. In addition, we issued to the Underwriter warrants to purchase additional shares of Common Stock (the “Underwriter Warrants”). Upon the expiration of the Over-allotment Option, the Underwriter Warrants provided for the purchase of up to 108,696 shares of Common Stock. The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after June 29, 2022 (the “Effective Date”) and ending five years from the Effective Date, at a price per share equal to $4.60, subject to certain adjustments. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Underwriter Warrants was reduced to $3.518 per share effective October 5, 2022. The Underwriter Warrants may be transferred by the Underwriter without restriction during the same period.

AKERNA CORP.
 Notes to Consolidated Financial Statements

The Unit Offering closed on July 5, 2022 and we received net proceeds of approximately $9.2 million after deducting underwriting discounts and commissions and related expenses including legal and other professional fees. In connection with the Convertible Notes Amendment, a total of $7.0 million of the proceeds were deposited into the Restricted Accounts. We used the remaining net proceeds from the 2022 Unit Offering for general corporate purposes, including working capital, marketing, product development and capital expenditures. As of December 31, 2022, a total of 45,652,174 warrants exercisable for 2,282,609 shares of Common Stock remain outstanding from the 2022 Unit Offering including 43,478,261 Common Warrants exercisable for 2,173,913 shares of Common Stock and 2,173,913 Underwriter Warrants exercisable for 108,696 shares of Common Stock. In accordance with our policy, we assessed the warrants issued in connection with the 2022 Unit Offering and determined that there are no instances outside of the Company’s control that could require cash settlement. In addition, we determined that the warrants issued in connection with the 2022 Unit Offering do not meet the definition of a derivative as they are indexed to the Company’s Common Stock and they satisfy all of the additional qualifications to be classified within equity. Accordingly, the net proceeds of $9.2 million were recorded as: (i) an increase to Common Stock of $217 representing the issuance of 1,469,143 shares of Common Stock attributable to the Units and the issuance of 704,770 shares of Common Stock from the exercise of the Pre-funded Warrants, both at their par value of $0.0001 per share and (ii) an increase to Additional Paid-In Capital of $9.2 million for the amounts received over par value less the underwriting discounts and commissions and related expenses including legal and other professional fees.

2019 Warrants

In connection with MTech’s initial public offering, MTech sold units consisting of one share of MTech’s common stock and one warrant of MTech (“MTech Public Warrant”). Each MTech Public Warrant entitled the holder to purchase one share of MTech’s common stock. Concurrently with MTech’s initial public offering, MTech sold additional units on a private offering basis.  Each of these units consisted of one share of MTech’s common stock and one warrant of MTech (“MTech Private Warrant”). Each MTech Private Warrant entitled the holder to purchase one share of MTech’s common stock.

Upon completion of the Mergers between MTech and MJF on June 17, 2019, the MTech Public Warrants and the MTech Private Warrants were converted to the 2019 Public Warrants and the Private Warrants, respectively, at an exchange ratio of one-for-one to a warrant to purchase one share of Akerna’s Common Stock with identical terms and conditions. Concurrent with the Reverse Stock Split, the exchange ratio of the 2019 Public Warrants and the Private Warrants was changed to 20 warrants for one share of Common Stock. The Private Warrants have contingent exercise provisions such that when the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company. Accordingly, the requirements for accounting for the Private Warrants as equity are not satisfied and the Private Warrants have been reflected on our consolidated balance sheets as a derivative liability and are not included the summary of outstanding warrants presented below.

Outstanding Warrants

The following table summarizes our warrants outstanding as of the dates presented:

	Exercise Price	Expiration Date	Balance as of December 31, 2021	Issued	Exercised	Expired	Balance as of December 31, 2022
2019 Public Warrants (1)	$230.00	6/19/2024	5,813,804	—	—	—	5,813,804
2022 Unit Offering
Pre-funded Warrants (2)	$0.002	6/29/2027	—	14,095,400	(14,095,400)	—	—
Common Warrants (3)	$4.60	6/29/2027	—	43,478,261	—	—	43,478,261
Underwriter Warrants (3)	$4.60	6/29/2027	—	2,173,913	—	—	2,173,913
			5,813,804	59,747,574	(14,095,400)	—	51,465,978

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

AKERNA CORP.
 Notes to Consolidated Financial Statements

Note 14–  Stock-Based Compensation and Other Benefit Plans

On June 17, 2019, our stockholders considered and approved the 2019 Long Term Incentive Plan, or the Equity Incentive Plan, and reserved an initial 1,040,038 shares of Akerna Common Stock for issuance thereunder. In June 2020 and May 2022, our stockholders approved amendments to the Equity Incentive Plan increasing the number of shares authorized for issuance thereunder by 525,000 and 2,934,962, respectively. Subsequent to these amendments, the total number of shares authorized for issuance thereunder was 4,500,000 prior to the Reverse Stock Split. After giving effect to the Reverse Stock Split, the adjusted number of shares authorized for issuance was 225,000. As of December 31, 2022, there were 172,021 authorized shares remaining available for issuance.

The Equity Incentive Plan is administered by the compensation committee of our Board of Directors and provides for the offering of awards to employees, officers, directors and consultants in the form of restricted stock, restricted stock units, or RSUs, options, stock appreciation rights, or SARs, and other stock-based awards. Since the Mergers, we have only granted RSUs that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date or the first day of the service period. We have not granted any restricted stock, options, SARs or other stock-based awards since the Mergers. Certain awards granted by MJF prior to the Mergers were exchanged for and became subject to restricted stock agreements, or Restricted Shares, with varying vesting terms that reflect the vesting conditions applicable to the predecessor awards at the time of the Mergers.

A summary of our unvested Restricted Shares and RSUs activity is presented in the table below:

	Restricted Shares	Restricted Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	3,215	38,151	41,366	$135.40
Granted	—	22,382	22,382	81.00
Vested	(1,528)	(21,385)	(22,913)	111.00
Forfeited	(67)	(4,959)	(5,026)	90.20
Unvested as of December 31, 2021	1,620	34,189	35,809	$109.40
Granted	—	14,146	14,146	13.54
Vested	(1,286)	(22,478)	(23,764)	54.06
Forfeited	—	(14,771)	(14,771)	112.41
Unvested as of December 31, 2022	334	11,086	11,420	$89.66

For the years ended December 31, 2022 and 2021, we recognized stock-based compensation expense related to the ratable amortization of the unvested Restricted Shares and RSUs of $0.9 million, and $2.0 million, respectively. During each of the same periods, we capitalized less than $0.1 million in stock-based compensation costs as software development cost. A total of $0.8 million of unrecognized costs as of December 31, 2022 related to Restricted Shares and RSUs will be ratably recognized over an estimated weighted average remaining vesting period of 1.40 years.

Employee Benefit Plan

We have a 401(k) Plan (the “401(k) Plan”) to provide retirement benefits for our employees. Employees may contribute up to a portion of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as updated annually by the Internal Revenue Service. We do not offer a match of employee contributions nor any discretionary contributions.

AKERNA CORP.

Notes to Consolidated Financial Statements

Note 15– Fair Value

Fair Value Measurement – Contingent Consideration

In connection with our acquisition of 365 Cannabis in October 2021, the 365 Cannabis selling shareholders had the potential to earn contingent consideration payable in Common Stock or cash if certain revenue criteria were met. The fair value of the contingent consideration, or Earn-out Obligation, on the date of acquisition of 365 Cannabis was $6.3 million. The Earn-out Obligation was reduced by $3.0 million in September 2022 in connection with the finalization of the purchase accounting associated with the acquisition of 365 Cannabis. The carrying amount of the Earn-out Obligation was further reduced to its fair value of $2.3 million on December 31, 2022 in connection with the sale of 365 Cannabis that was completed in January 2023. The corresponding adjustments have been reflected in the loss from discontinued operations for the year ended December 31, 2022.

We value contingent consideration using a probability-weighted discounted cash flow model, which incorporates inputs that are not observable in the market and thus represents a Level 3 measurement as defined in GAAP. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration as of the valuation date, as well as our knowledge of specific transactions that effect the calculation.

Fair Value Option Election – Convertible Notes

We elected to account for both the Senior Convertible Notes and the 2020 Notes by applying the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument-specific credit risk is recorded in Other comprehensive income as a component of stockholders’ equity (deficit). The remaining estimated fair value adjustment is presented as a single line item within Other income (expense) in our consolidated statement of operations under the caption, Change in fair value of convertible notes.

For the 2020 Notes and Senior Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the periods presented:

2020 Notes
Ending fair value balance - December 31, 2020	$13,398,000
Principal payments in cash and Common Stock	(15,172,727)
Change in fair value reported in the statements of operations	2,030,904
Change in fair value reported in other comprehensive income	(70,000)
Gain on extinguishment of debt reported in the statement of operations	(186,177)
Ending fair value balance - October 5, 2021	$—

For the Senior Secured Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from October 5, 2021 to December 31, 2022:

Senior Convertible Notes
Beginning fair value balance on October 5, 2021	$18,000,000
Principal payments in cash and Common Stock	—
Change in fair value reported in the statements of operations	(665,000)
Change in fair value reported in other comprehensive income	(30,000)
Ending fair value balance - December 31, 2021	$17,305,000
Principal payments in cash and Common Stock	(5,337,273)
Change in fair value reported in the statements of operations	2,884,273
Change in fair value reported in other comprehensive income	(245,000)
Ending fair value balance - December 31, 2022	$14,607,000

AKERNA CORP.

Notes to Consolidated Financial Statements

The estimated fair value of the Senior Convertible Notes and the 2020 Notes were computed using Monte Carlo simulations, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Senior Convertible Notes and the 2020 Notes reflect our assumptions about the assumptions that market participants would use in valuing the Senior Convertible Notes and 2020 Notes as of the issuance date and subsequent reporting periods.

We determined the fair value of the Senior Convertible Notes by using the following key inputs to the Monte Carlo Simulation Model:

	As of December 31,
Fair Value Assumptions - Senior Convertible Notes	2022	2021
Face value principal payable	$14,662,727	$20,000,000
Conversion prices, as adjusted for the Reverse Stock Split and certain securities offerings	$4.75	$4.05
Value of Common Stock on measurement date	$0.69	$1.75
Expected term (years)	1.8	2.8
Volatility	77%	75%
Market yield (range)	44.3 to 43.9%	37.1 to 0%
Risk free rate	4.4%	1.0%
Issue date	October 5, 2021	October 5, 2021
Maturity date	October 5, 2024	October 5, 2024

Fair Value Measurement – Private Warrants

For the Private Warrants, which are classified as derivative liabilities on our consolidated balance sheets and measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Fair value balance at beginning of period	$63,178	$311,376
Change in fair value reported in the statements of operations	(63,178)	(248,198)
Fair value balance at end of period	$—	$63,178

AKERNA CORP.

Notes to Consolidated Financial Statements

We utilized a binomial lattice model, which incorporates significant inputs, specifically the expected volatility, that are not observable in the market, and thus represents a Level 3 measurement as defined in GAAP. The unobservable inputs utilized for measuring the fair value of the Private Warrants reflect our estimates regarding the assumptions that market participants would use in valuing the 2019 Public Warrants as of the end of the reporting periods.

We recognize changes to the derivative liability against earnings or loss each reporting period. Upon exercise of the Private Warrants, holders will receive a delivery of Akerna shares on a net or gross share basis per the terms of the Private Warrants and any exercise will reclassify the Private Warrants, at the time of exercise, to stockholders’ equity to reflect the equity transaction.  There are no periodic settlements prior to the holder exercising the Private Warrants. There were no transfers in or out of Level 3 from other levels for the fair value hierarchy.

We estimated the fair value by using the following key inputs:

	As of December 31,
Fair Value Assumptions - Private Warrants	2022	2021
Number of Private Warrants	225,635	225,635
Exercise price, as adjusted for the Reverse Stock Split	$230.00	$230.00
Value of Common Stock on measurement date	$0.69	$1.75
Expected term (years)	1.46	2.46
Volatility	NM	85.8%
Risk free rate	NM	0.8%

Fair Value Measurement – 2022 Unit Offering Common and Underwriter Warrants

The fair value of the Common Warrants and Underwriter Warrants issued in connection with the 2022 Unit Offering represent a measurement within Level 3 of the fair value hierarchy and were estimated based on the following key inputs as of the date of the 2022 Unit Offering:

Fair Value Assumptions - 2022 Common and Underwriter Warrants	July 5, 2022
Exercise price as adjusted for the Reverse Stock Split	$4.60
Expected term (years)	5.0
Volatility	136.9%

We utilized a Black-Scholes-Merton option pricing model, which incorporates significant inputs, specifically the expected volatility, that are not observable in the market, and thus represents a Level 3 measurement as defined in GAAP. The unobservable inputs utilized for measuring the fair value of the Common and Underwriter Warrants reflect our estimates regarding the assumptions that market participants would have used in valuing the Warrants as of the date of the 2022 Unit Offering or July 5, 2022. The fair value of the Common Warrants and Underwriter Warrants was recorded in equity as a component of the net proceeds received from the 2022 Unit Offering (see Note 13).

AKERNA CORP.

Notes to Consolidated Financial Statements

Note 16– Loss Per Share

During the year ended December 31, 2022, we used the “two-class” method to compute net loss per share because we issued securities other than common shares that are economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna Common Stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interests in Ample. The two-class method requires earnings for the period to be allocated between common shares and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

Diluted net loss per common share is calculated under the two-class method by giving effect to all potentially dilutive common shares, including warrants, restricted stock, RSUs and shares of common stock issuable upon conversion of our Senior Convertible Notes. We analyzed the potential dilutive effect of any outstanding convertible securities under the “if-converted” method, in which it is assumed that the outstanding Exchangeable Shares and Senior Convertible Notes are converted to shares of Akerna Common Stock at the beginning of the period or date of issuance, if later. We report the more dilutive of the approaches (two-class or if-converted) as the diluted net loss per share during the period. The dilutive effect of unvested restricted stock and RSUs is reflected in diluted loss per share by application of the treasury stock method and is excluded when the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	Year Ended December 31,
	2022	2021
Shares issuable upon exchange of Exchangeable Shares	14,284	15,465
Warrants
2019 Public Warrants	290,690	290,690
2022 Unit Offering - Common Warrants	2,173,913	—
2022 Unit Offering - Underwriter Warrants	108,696	—
Unvested restricted stock units	11,086	34,189
Unvested restricted stock awards	334	1,620
Shares of common stock issuable upon conversion of convertible notes	3,086,890	624,220
Total	5,685,893	966,184

Note 17– Discontinued Operations

During the quarter ended December 31, 2022, we committed to a strategic shift in our business strategy for 2023 and beyond including the sale of 365 Cannabis and LCA, or the Discontinued Group. Subsequent to the sales of 365 Cannabis and LCA that were completed in January 2023, we will have no future involvement or relationships with these businesses. As a result of these actions, the assets and liabilities and results of operations of the Discontinued Group have been classified as held for sale and discontinued operations, respectively, for all periods presented.

 AKERNA CORP.

Notes to Consolidated Financial Statements

The following table presents the major classes of assets and liabilities of the Discontinued Group:

	As of December 31,
	2022	2021
Cash and restricted cash	$305,500	$1,354,899
Accounts receivable, net	112,444	530,086
Prepaid expenses & other current assets	578,393	258,042
Fixed assets	63,764	87,123
Capitalized software, net	828,555	371,023
Intangible assets, net	3,241,372	15,056,111
Goodwill	—	14,098,384
Other noncurrent assets	—	9,700
Total assets	$5,130,028	$31,765,368

Accounts payable, accrued expenses and other current liabilities	$1,034,426	$677,747
Deferred revenue	994,713	2,672,019
Deferred revenue, noncurrent	217,083	336,773
Total liabilities	$2,246,222	$3,686,539

Current assets held for sale	$5,130,028	$2,143,027
Noncurrent assets held for sale	—	29,622,341
Total assets held for sale	$5,130,028	$31,765,368

Current liabilities held for sale	$2,246,222	$3,349,766
Noncurrent liabilities held for sale	—	336,773
Total liabilities held for sale	$2,246,222	$3,686,539

The following table summarizes the results of operations of the Discontinued Group:

	Year Ended December 31,
	2022	2021
Revenue	$9,453,309	$3,057,877
Cost of revenue	2,418,322	685,603
Gross profit	7,034,987	2,372,274
Research and development	1,807,068	379,943
Sales and marketing	4,166,545	1,399,908
General and administrative	472,479	248,578
Depreciation and amortization	2,212,438	560,599
Impairment of long-lived assets	22,811,310	29,196
Changes in fair value of contingent consideration	(4,016,194)	—
Interest expense	596	794
Loss from discontinued operations before income taxes	(20,419,255)	(246,744)
Income tax benefit	(12,919)	(1,500)
Net loss from discontinued operations, net of tax	$(20,432,174)	$(248,244)

The $22.8 million impairments of long-lived assets for the year ended December 31, 2022 are attributable to goodwill ($12.5 million), intangible assets ($10.0 million) and capitalized software ($0.3 million). Of this total, $22.2 million was attributable to 365 Cannabis and $0.6 million to LCA. The impairments of long-lived assets for the year ended December 31, 2021 are fully attributable to goodwill of LCA. The Discontinued Group incurred capital expenditures for capitalized software assets of $1.1 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. Other than those attributable to the acquisition of 365 Cannabis in 2021 which are disclosed in Note 4, there were no material non-cash investing and financing activities attributable to the Discontinued Group for the years ended December 31, 2022 and 2021, respectively.

