Form 10-K/A
period 2022-12-31
Akerna Corp.
filed 2023-05-01
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-39096

AKERNA CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Larimer Street #246 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 932-6537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KERN	Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants to purchase common stock	KERNW	Nasdaq Stock Market LLC(Nasdaq Capital Market)

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

The aggregate market value of the voting and non-voting common stock of Akerna Corp held by non-affiliates of Akerna Corp was $4,750,854 million based upon the closing price per share of $2.76 on June 30, 2022.

As of April 28, 2023, 5,767,782 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:

Marcum llp	Los Angeles, CA	688

EXPLANATORY NOTE

Akerna Corp. (the “Company,” “we,” “us,” “our,” or “Akerna” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 21, 2023. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2023 Annual General Meeting of Shareholders. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted. This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

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

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Jessica Billingsley	44	Chairman of the Board and Chief Executive Officer(3)
Scott Sozio	42	Director(2)
Matthew R. Kane	41	Director(1)
Tahira Rehmatullah	40	Director(1)
Barry Fishman	64	Director(3)
Larry Dean Ditto, Jr.	56	Chief Financial Officer
Ray Thompson	52	Special Advisor to the Chief Executive Officer
David McCullough	45	Chief Technology Officer

(1)	Class I director.
(2)	Class II director.
(3)	Class III director.

Jessica Billingsley has served as Chief Executive Officer and director since the consummation of our Business Combination on June 17, 2019, and Chairman of the Board since July 2019. Ms. Billingsley co-founded MJF, our wholly-owned subsidiary, in 2010 and served as President of MJF from 2010 to April 2018 and Chief Executive Officer since May 2018. An early investor in one of Colorado’s first legal medical cannabis businesses, Ms. Billingsley created the category of cannabis seed-to-sale technology after seeing the need first-hand. Prior to MJF, Ms. Billingsley was the founder and chief executive officer of Zoco, a technology services firm with clients across the United States. Ms. Billingsley has 20 years of technology and systems experience with rapidly scaling businesses, and founded her first business at the age of 22. Ms. Billingsley served on the board of the National Cannabis Industry Association from 2012 – 2019 and currently serves as Chair of the Board of the United States Cannabis Council. Ms. Billingsley was named one of Fortune’s 10 most promising women entrepreneurs in 2015 and named one of Inc. Magazine’s 100 Female Founders in 2018. Ms. Billingsley holds a dual degree from the University of Georgia in Computer Science and Communications. Ms. Billingsley was selected to serve on our Board based on her extensive experience with technology and systems companies, broad experience in the telecommunications industry, and her background as an entrepreneur.

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

Tahira Rehmatullah has served as a director since consummation of our merger on June 17, 2019. Since October 2018, prior to the merger and until consummation of the merger in June 2019, Ms. Rehmatullah served as Vice President and Treasurer. Since 2016, Ms. Rehmatullah has been president of T3 Ventures, a strategy and management consulting firm. From September 2017 to June 2019, Ms. Rehmatullah was the chief financial officer of MTech Acquisitions Inc. From 2016 to 2019, Ms. Rehmatullah was a managing director of Hypur Ventures, where she was responsible for portfolio company management as well as investment sourcing and execution. From June 2017 to June 2018, Ms. Rehmatullah served as a director of Dope Media, a cannabis media company and portfolio company of Hypur Ventures. Prior to joining Hypur Ventures, from 2014 to 2016 Ms. Rehmatullah served as the general manager of Marley Natural, a cannabis brand based on the life and legacy of Bob Marley, where she was responsible for the brand launch as well as managing its day-to-day operations. From 2014 to 2016, Ms. Rehmatullah served as an investment manager at Privateer Holdings, a private equity firm with investments in the legal cannabis industry. Prior to her activities in the cannabis industry, from 2011 to 2012, Ms. Rehmatullah was a portfolio manager at City First Enterprises where she was responsible for underwriting, structuring and managing deals for their community development and investment portfolio. From 2007 to 2011, Ms. Rehmatullah was an associate at Perry Capital where she led research initiatives for the asset-backed securities team. Her career began in Ernst & Young’s Financial Services Advisory practice in 2005. Ms. Rehmatullah holds an M.B.A. from the Yale School of Management and a B.S. in Finance and minor in Life Sciences from The Ohio State University. Ms. Rehmatullah was selected to serve on our Board based on her extensive experience in finance and investment management and her broad experience working with cannabis companies.

Barry Fishman has served as a director since he was elected to the Board at the 2021 Annual Meeting of the Stockholders on June 7, 2021. Over the past two decades, Barry has been the Chief Executive Officer of four life science companies (two listed on the Toronto Stock Exchange), including VIVO Cannabis from 2017-2020, Merus Labs International from 2014-2017, Teva Canada from 2003-2012 and Taro Canada from 2000-2003. From 1979-1982, Mr. Fishman was a Senior Associate at Deloitte. Mr. Fishman has also served as a director of five public and three not-for-profit organizations. In 2015, Barry was inaugurated into the Canadian Healthcare Marketing Hall of Fame for his contributions to healthcare and exemplary service to the community. Mr. Fishman is a Certified Public Accountant. Mr. Fishman holds a Bachelor degree in Communications from McGill University. Mr. Fishman was selected to serve on our Board based on his extensive public company experience as both a Chief Executive Officer and a director and based on his being a Certified Public Accountant who can provide better guidance on accounting issues and review on the Company’s audit committee.

Larry Dean Ditto, Jr. On July 25, 2022, the Company appointed Mr. Ditto as the Company’s Chief Financial Officer. Mr. Ditto was previously appointed as the Company’s Interim Chief Financial Officer on May 11, 2022, effective May 17, 2022, and he has served as accounting and financial consultant for Akerna since April 21, 2022. Mr. Ditto is the Chief Financial Officer (“CFO”) of Mydecine Innovations Group, Inc (“Mydecine”), where he has served as CFO since December 2020 and will continue to serve as CFO concurrent to his service as the Company’s Interim CFO. Prior to his service at Mydecine, Mr. Ditto served Sigue Corporation from June 2019 through December 2020. He was the company’s CFO and, following his CFO tenure, also supported the company as a Financial Consultant. He served as the Vice President and Corporate Controller of OSI Systems, Inc. from April 2018 through June 2019 and the CFO of DLH Davinci LLC (Dental Lab Holdings) from January 2016 through April 2018. Mr. Ditto holds a Bachelor of Arts in Economics and Management from Albion College and holds a Master of Business Administration from the Kelley School of Business at Indiana University.

Ray Thompson was appointed Special Advisor to the Chief Executive Officer in May 2022, and he served as President and Chief Operating Officer of Akerna from January 2022 to May 2022 and Chief Operating Officer from November 2018 to January 2022. From November 2016 to January 2018, Mr. Thompson worked as the head of customer and sales Operations for Gloo, a people development SaaS company. During that time, Mr. Thompson reported to the executive team to develop and execute on market strategies, product offerings, financial projections, and talent management. From October 2008 to October 2016, Mr. Thompson served as corporate senior vice president of VisionLink, a multiagency humanitarian software platform, managing across all aspects of the business providing enterprise SaaS solutions to federal and state governments and international humanitarian organizations. From 1996 to 2008, Mr. Thompson served in various executive sales and marketing roles across multiple technologies companies. Mr. Thompson holds a Masters in Business Administration from the University of Denver.

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

Board Qualifications

Our Board has not formally established any specific, minimum qualifications that must be met by each of its officers or directors or specific qualities or skills that are necessary for one or more of its officers or members of the Board to possess. However, we expect to generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former chief executive officer or chief financial officer of a public company or the head of a division of a prominent organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders.

Our officers and the Board will be composed of a diverse group of leaders in their respective fields. Many of these officers or directors have senior leadership experience at various companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and/or board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, these officers and directors also have other experience that makes them valuable, such as managing and investing assets or facilitating the consummation of business investments and combinations.

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

Number and Terms of Office of Officers and Directors

Our Board is divided into three classes: Class I; Class II; and Class III. The directors in Class I have a term expiring at this Annual Meeting and again at the 2025 annual meeting of stockholders, the directors in Class II have a term expiring at the 2023 annual meeting of stockholders, and the directors in Class III have a term expiring at the 2024 annual meeting of stockholders. The Class I directors are Matthew R. Kane and Tahira Rehmatullah, the Class II director is Scott Sozio, and the Class III directors are Jessica Billingsley and Barry Fishman.

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

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Other Directorships

None of the Directors of Akerna are currently also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).  In the past five years, Mr. Fishman has served as a director to Merus Labs International Inc., Aurora Cannabis Inc., Field Trip Health Ltd., and VIVO Cannabis Inc.; and Ms. Rehmatullah served as a director for Good Works Acquisition Corp. from August 2020 to August 2021.

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

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of the Company and has not received certain payments from, or engaged in various types of business dealings with, the Company. In addition, as further required by the Nasdaq Listing Rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to Company and its management.

As a result, the Board has affirmatively determined that each of Matthew R. Kane, Tahira Rehmatullah, and Barry Fishman are independent in accordance with the Nadsaq Listing Rules. The Board has also affirmatively determined that all members of our Audit Committee, Nominating Committee and Compensation Committee are independent directors.

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

Based solely on a review of the reports received by the SEC, the Company believes that, during the fiscal year ended June 30, 2020, the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except as set forth below:

Name	Number of Late Reports (Transactions)	Number of Missing Reports (Transactions)
Jessica Billingsley	5 (5 Transactions)	--
L. Dean Ditto	--	Form 3, 1 Form 4 (1 Transaction), Form 5
Barry Fishman	1 (1 Transaction)	--
Matt Kane	1 (1 Transaction)	--
Tahira Rehmutallah	1 (1 Transaction)	--
Scott Sozio	1 (2 Transactions)	--
Ray Thompson	2 (5 Transactions)	--
David McCullough	1 (2 Transactions)	--

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

Akerna Corp.

1550 Larimer Street #246, Denver, Colorado 80202

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

The Audit Committee consists of Barry Fishman, Matthew R. Kane, and Tahira Rehmatullah, each of whom is independent within the meaning of the Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act. In addition, each Audit Committee member satisfies the Audit Committee independence standards under the Exchange Act. Our Board has determined that Mr. Fishman qualifies as an Audit Committee financial expert, as defined by SEC rules, based on education, experience and background. Mr. Fishman serves as chairperson of the Audit Committee.

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

Item 11. Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2022 are Jessica Billingsley, our Chief Executive Officer, L. Dean Ditto, our Chief Financial Officer, David McCullough, our Chief Technology Officer and Ray Thompson, our former Chief Operating Officer.

Summary Compensation Table

The following table sets forth all information concerning the compensation earned, for the fiscal years ended December 31, 2022 and 2021, six-month transition period ended December 31, 2020, and for the fiscal year ended June 30, 2020 for services rendered to us by persons who served as our named executive officers at the end of December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)		(i)		(j)
Jessica Billingsley	2022	297,916	-		-		6,587	(2)	304,503
Chief Executive Officer	2021	262,500	201,866	(3)	108,200	(4)	11,774	(5)	584,340
	2020TP	125,000	81,625	(6)	125,450	(7)	740	(8)	332,815
	2020	250,000	54,750	(9)	153,474	(10)	21,780	(11)	480,004
Ray Thompson	2022	233,854	-		-		-		233,854
Former Chief Operating Officer	2021	200,000	-		83,200	(12)	-		283,200
	2020TP	100,000	-		94,200	(13)	-		194,200
David McCullough	2022	240,432	-		-		-		240,432
Chief Technology Officer	2021	200,000	60,075	(14)	83,200	(15)	-		343,275
	2020TP	100,000	-		94,200	(16)	-		194,200
L. Dean Ditto (17)	2022	68,750	-		25,000	(18)	49,200	(19)	142,950
Chief Financial Officer

(1)	In November 2022, the Company effected a 20-for-1 reverse stock split (the "Reverse Stock Split"). As a result, all references to stock-based awards issued before the Reverse Stock Split are noted parenthetically and adjusted downward by dividing by 20 in order to maintain the ratio of one unit/restricted share/share being equivalent to one share on Common Stock.

(2)	In addition to cash and stock awards, Ms. Billingsley may redeem loyalty awards generated by corporate purchases made on certain credit cards for her personal use. During the year ended 2022, Ms. Billingsley redeemed $6,587 in loyalty awards for her personal use.

(3)	Pursuant to Ms. Billingsley’s employment agreement with Akerna, she is eligible for a bonus that is determined by the Board on the basis of fulfillment of the objective performance criteria established in its discretion. For the year ended 2021, the bonus was determined based Akerna’s relative performance against budgeted targets, as further described below. The Board evaluated the achievement of these targets and Ms. Billingsley’s 2021 fiscal year bonus amount was $201,866.

(4)	During the year ended 2021, Ms. Billingsley was awarded 20,000 restricted stock units (1,000 after the Reverse Stock Split) with a grant date fair value of $83,200. These awards vest 25% annually on December 1 with the final vesting occurring on December 1, 2024. As compensation for the 2021 fiscal year, Ms. Billingsley was also awarded a discretionary bonus of 22,322 restricted shares (1,117 after the Reverse Stock Split) with a grant date fair value of $25,000. These shares fully vested on April 12, 2022.

(5)	In addition to cash and stock awards, Ms. Billingsley may redeem loyalty awards generated by corporate purchases made on certain credit cards for her personal use. During the year ended 2022, Ms. Billingsley redeemed $11,774 in loyalty awards for her personal use.

(6)	Pursuant to Ms. Billingsley’s employment agreement with Akerna, she is eligible for a bonus that is determined by the Board on the basis of fulfillment of the objective performance criteria established in its discretion. For the transition period 2020, the transition period bonus was determined based Akerna’s relative performance against budgeted targets, as further described below. The Board evaluated the achievement of these targets and Ms. Billingsley’s transition period 2020 bonus amount was $81,625.

(7)	During the transition period 2020, Ms. Billingsley was awarded 20,000 restricted stock units (1,000 after the Reverse Stock Split) with a grant date fair value of $94,200. These awards vest 25% annually on July 1 with the final vesting occurring on July 1, 2024. As compensation for the 2020 transition period, Ms. Billingsley was also awarded a discretionary bonus of 7,548 restricted shares (375 after the Reverse Stock Split) with a grant date fair value of $31,250. These shares fully vested on April 26, 2021.

(8)	In addition to cash and stock awards, Ms. Billingsley may redeem loyalty awards generated by corporate purchases made on certain credit cards for her personal use. During the year ended 2022, Ms. Billingsley redeemed $740 in loyalty awards for her personal use.

(9)	Pursuant to Ms. Billingsley’s employment agreement with Akerna, she is eligible for an annual bonus that is determined by the Board on the basis of fulfillment of the objective performance criteria established in its discretion. For the 2020 fiscal year, the annual bonus was determined based Akerna’s relative performance against budgeted targets, as further described below. The Board evaluated the achievement of these targets and Ms. Billingsley’s 2020 annual bonus amount was $54,750.

(10)	During 2020, Ms. Billingsley was awarded 10,000 restricted stock units (500 after the Reverse Stock Split) with a grant date fair value of $57,900. These awards vest 25% annually on July 1 with the final vesting occurring on July 1, 2023. Ms. Billingsley was awarded share-based compensation that was conditioned upon the price of a share of our Common Stock achieving a specified total return as of June 30, 2020. This award had a grant date fair value of $12,465. The total return target was not achieved, as such no shares will be issued pursuant to this award. Ms. Billingsley was also awarded a share based annual bonus award of 19,694 shares of Common Stock (985 after the Reverse Stock Split). This award had a grant date fair value of $83,109.

(11)	In addition to cash and stock awards, Ms. Billingsley may redeem loyalty awards generated by corporate purchases made on certain credit cards for her personal use. During the year ended 2022, Ms. Billingsley redeemed $21,780 in loyalty awards for her personal use.

(12)	During the year ended 2021, Mr. Thompson was awarded 20,000 restricted stock units (1,000 after the Reverse Stock Split) with a grant date fair value of $83,200. These awards vest 25% annually on December 1 with the final vesting occurring on December 1, 2024.

(13)	During the transition period 2020, Mr. Thompson was awarded 20,000 restricted stock units (1,000 after the Reverse Stock Split) with a grant date fair value of $94,200. These awards vest 25% annually on July 1 with the final vesting occurring on July 1, 2024.

(14)	During the year ended 2021, Mr. McCullough was awarded a discretionary cash bonus of $60,075.

(15)	During the year ended 2021, Mr. McCullough was awarded 20,000 restricted stock units (1,000 after the Reverse Stock Split) with a grant date fair value of $83,200. These awards vest 25% annually on December 1 with the final vesting occurring on December 1, 2024.

(16)	During the transition period 2020, Mr. McCullough was awarded 20,000 restricted stock units (1,000 after the Reverse Stock Split) with a grant date fair value of $94,200. These awards vest 25% annually on July 1 with the final vesting occurring on July 1, 2024.

(17)	On July 25, 2022, Mr. Ditto was appointed as the Company’s Chief Financial Officer. Mr. Ditto was previously appointed as the Company’s Interim Chief Financial Officer on May 11, 2022, effective May 17, 2022.

(18)	On July 25, Mr. Ditto was awarded a discretionary bonus of 134,013 restricted shares (6,701 after the Reverse Stock Split) with a grant date fair value of $25,000. These shares fully vested on the grant date.

(19)	In the period during which Mr. Ditto was serving as the Company’s Interim Chief Financial Officer, he was compensated as a consultant for $49,200.

Employment Agreements with Named Executive Officers

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

Akerna pays Ms. Billingsley an annual base salary in the amount of $250,000. The base salary is subject to (1) review at least annually by the Board for increase, but not decrease, and (2) automatic increase by an amount equal to $50,000 from its then current level on the date upon which Akerna’s aggregate, gross consolidated trailing twelve month (TTM) revenue equals the product of (x) two multiplied by (y) Akerna’s TTM revenue as of the Closing. Effective October 1, 2021, Ms. Billingsley’s annual base salary was increased to $300,000. Within ten days of the consummation of the Merger Agreement, Akerna paid Ms. Billingsley a completion award in a single lump sum of $95,000.

Ms. Billingsley will be eligible for an annual bonus (the “Annual Bonus”) with respect to each fiscal year ending during her employment. Her target annual cash bonus shall be in the amount of one hundred percent (100%) of her base salary (the “Target Bonus”) with the opportunity to earn greater than the Target Bonus upon achievement of above target performance. The amount of the Annual Bonus shall be determined by the Board on the basis of fulfillment of the objective performance criteria established in its reasonable discretion. The performance criteria for any particular fiscal year shall be set no later than ninety days after the commencement of the relevant fiscal year. For the 2021 fiscal year, the Annual Bonus shall be determined based upon four (4) budget components (B2B Software Revenue, B2G Software Revenue, Services Revenue and Adjusted EBITDA) and NPS Scores With regards to the budget components, each scales linearly between achieving 75% to 100%, and greater than 100% with respect to the B2B Software Revenue, B2G Software Revenue, and Adjusted EBITDA target budget components respectively, of the applicable fiscal year’s budget for each such component (with 50% of the Target Bonus payable upon achievement of 75% of budget, 100% of the Target Bonus payable upon achievement of budget (and, with respect to the B2B Software Revenue, B2G Software Revenue, and Adjusted EBITDA budget components, with 200% of each weighted portion of the Target Bonus payable upon achievement of 125% of the corresponding component of budget, with linear interpolation between points. Accelerator to be paid at the discretion of the Board of Directors in cash, stock, or both. For the transition period 2020 and the 2020 fiscal year, the Annual Bonus was determined based upon the following four (4) budget components, each of which scales linearly between achieving 75% to 100%, and greater than 100% with respect to the Platform Recurring Revenue (as defined in Billingsley Employment Agreement) and Government Recurring Revenue (as defined in Billingsley Employment Agreement) budget components respectively, of the applicable fiscal year’s budget for each such component (with 50% of the Target Bonus payable upon achievement of 75% of budget, 100% of the Target Bonus payable upon achievement of budget (and, with respect to the Platform Recurring Revenue and Government Recurring Revenue budget components, with 200% of each weighted portion of the Target Bonus payable upon achievement of 125% of the corresponding component of budget, with linear interpolation between points)). During the fiscal year ended June 30, 2020, due to achieving targets Ms. Billingsley received a bonus of $54,750 and she received a discretionary share bonus of $90,000 worth of the Company’s shares of Common Stock based on the 10-day volume weighted average price as of the date of the award, which resulted in the issuance of 19,694 shares of Common Stock with a grant date fair value of $83,109. During the transition period ended December 31, 2020, due to achieving targets Ms. Billingsley received a bonus of $81,625.

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

L. Dean Ditto

Mr. Ditto entered into a letter agreement with Akerna on August 18, 2022 (the “Ditto Letter Agreement”). Mr. Ditto serves as the Chief Financial Officer of Akerna on an at-will-basis. Pursuant to the Ditto Letter Agreement, Mr. Ditto’s initial compensation package includes an annual base salary of $250,000, subject to all legal withholdings and deductions. Mr. Ditto will also immediately vest with $25,000 in Restricted Stock Units, which are subject to the terms of consulting agreement he previously executed.

Prior to Mr. Ditto’s appointment as Chief Financial Officer, the Company and Mr. Ditto entered into a consultant agreement dated April 21, 2022 (the “Ditto Consulting Agreement”). Pursuant to the Ditto Consulting Agreement, Mr. Ditto had agreed to perform certain financial and accounting related services and the Company granted Mr. Ditto restricted stock units that are valued at $25,000 that immediately vested upon the grant.

Subject to Mr. Ditto’s continued employment with Akerna through the occurrence of the first closing of a sale transaction of the majority of MJ Freeway at a reasonable and acceptable sale transactional valuation amount as determined by and at the sole discretion of the Akerna Board of Directors or a change in control (as defined in the Ditto Letter Agreement), Akerna will be obligated to pay Mr. Ditto a lump sum of $125,000 in one installment, within 60 days of the change in control event, subject to the requirements described in the Ditto Letter Agreement and less applicable payroll taxes and deductions.

Ray Thompson

On October 19, 2018, Mr. Thompson entered into a letter agreement with Akerna’s wholly owned subsidiary MJ Freeway LLC. Mr. Thompson served as the President and Chief Operating Officer of Akerna at will. Akerna paid Mr. Thompson an annual base salary of $200,000 in 2021. As part of his appointment as the Company’s President under the Company’s 2022 executive compensation structure, Mr. Thompson received an annual base salary of $275,000 and Mr. Thompson’s performance target annual cash bonus shall be 25% of his base salary. At the Board’s discretion, Mr. Thompson may be eligible for a bonus. Upon a change of control transaction, Mr. Thompson’s unvested restricted stock units or any other equity interests that he may be granted, will immediately vest. If Mr. Thompson’s employment is terminated by Akerna without cause or by him with good reason, he is entitled to his base salary through the date of termination.

Akerna entered into an Employee Covenant Agreement with Mr. Thompson, which obligates Mr. Thompson from disclosing any confidential information, including without limitation, trade secrets. The agreement also prohibits Mr. Thompson during the term of his employment and for a period of two years after his employment from soliciting any customer, client, employee, supplier or vendor of Akerna, and rendering any services or giving advice to any competitor or affiliate of a competitor. The agreement also requires Mr. Thompson to return all Akerna property and disclose all work product to Akerna.

On May 16, 2022, Akerna and Mr. Thompson agreed to a transition, effective immediately, by which Mr. Thompson will move from his current role as President and Chief Operating Officer to Special Advisor to the Chief Executive Officer. In that role, Mr. Thompson will continue to assist the Chief Executive Officer with certain of the day-to-day operations of the Company and advise the Company on various aspects of corporate strategy.

David McCullough

Mr. McCullough does not have a formal letter agreement with Akerna in relation to his employment as the Chief Technology Officer. Akerna paid Mr. McCullough an annual base salary of $200,000 for 2021. Under the Company’s 2022 executive compensation structure, Mr. McCullough will receive a base salary of $250,000 and Mr. McCullough’s performance target annual cash bonus shall be 25% of his base salary. At the Board’s discretion, Mr. McCullough may be eligible for a bonus. Upon a change of control transaction, Mr. McCullough’s unvested restricted stock units or any other equity interests that he may be granted, will immediately vest. If Mr. McCullough’s employment is terminated by Akerna without cause or by him with good reason, he is entitled to his base salary through the date of termination.

Akerna entered into an Employee Covenant Agreement with Mr. McCullough, which obligates Mr. McCullough from disclosing any confidential information, including without limitation, trade secrets. The agreement also prohibits Mr. McCullough during the term of his employment and for a period of two years after his employment from soliciting any customer, client, employee, supplier or vendor of Akerna, and rendering any services or giving advice to any competitor or affiliate of a competitor. The agreement also requires Mr. McCullough to return all Akerna property and disclose all work product to Akerna.

Potential Payments upon Termination or Change in Control

As described above under “Employment Agreements with Named Executive Officers,” the Company has entered into employment agreements with each of the named executive officers that provide for certain severance payments and benefits in the event the named executive officer’s employment with the Company is terminated under certain circumstances.

In addition, upon a Change in Control of the Company, unvested equity awards held by an executive officer will be accelerated as follows: (i) outstanding stock options and other awards in the nature of rights that may be exercised shall become fully vested and exercisable, (ii) time-based restrictions on restricted stock, restricted stock units and other equity awards shall lapse and the awards shall become fully vested, and (iii) performance-based equity awards, if any, shall become vested and shall be deemed earned based on an assumed achievement of all relevant performance goals at “target” levels, and shall payout pro rata to reflect the portion of the performance period that had elapsed prior to the Change in Control.

The table below shows the estimated value of benefits to each of the named executive officers if their employment had been terminated under various circumstances as of May 1, 2023. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay, and the value of equity awards that were vested by their terms as of May 1, 2023.

	Involuntary Termination Without a Change in Control ($)	Involuntary Termination in Connection with a Change in Control ($)	Death ($)	Disability ($)	Termination for Cause; Voluntary Resignation ($)

Jessica Billingsley
Cash severance (1)	$300,000	$300,000
Bonus (2)	-	$300,000
Health benefits (3)	$2,400	$2,400
Value of equity acceleration (4)	$934	$934
Total	$303,334	$603,334

L. Dean Ditto
Cash severance (1)	$83,333	$83,333
Bonus	-	$125,000
Health benefits (3)	$2,400	$2,400
Value of equity acceleration (4)
Total	$85,733	$210,733

(1)	Reflects severance payment equal to one times base salary payable in equal monthly installments for 12 months for Ms. Billingsley and one third of base salary for Mr. Ditto.

(2)	Reflects change in control success bonuses equal to one times base salary for Ms. Billingsley and one half of base salary for Mr. Ditto.

(3)	Reflects the Company’s estimated cost of continued health coverage at active employee rates for three months.

(4)	Reflects the value of unvested in-the-money stock options and restricted stock units, or RSUs, that vest upon the designated event.

(5)

(6)	.

(7)

Outstanding Equity Awards at 2022 Fiscal Year-End

A summary of the number and the value of the outstanding equity awards as of December 31, 2022 held by the named executive officers is set out in the table below.

Stock Awards(1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jessica Billingsley	-		-	125	(2)	86
Chief Executive Officer	-		-	500	(3)	345
	-		-	500	(4)	345
Ray Thompson	334	(5)	230	125	(2)	86
Chief Operating Officer	-		-	334	(6)	230
	-		-	313	(7)	216
	-		-	500	(3)	345
	-		-	500	(4)	345
David McCullough	-		-	100	(8)	69
Chief Technology Officer	-		-	500	(3)	345
	-		-	500	(4)	345

There were no options granted in the fiscal year ended December 31, 2022.

(1)	Each RSU represents a contingent right to receive one share of Common Stock of the Company.

(2)	Represents 125 RSUs which vest on July 1, 2023.

(3)	Represents 500 RSUs, which vest as follows: 250 units shall vest on July 1, 2023, and 250 units shall vest on July 1, 2024.

(4)	Represents 500 RSUs, which vest as follows: 250 units shall vest on December 1, 2023, and 250 units shall vest on December 1, 2024.

(5)	Represents 334 shares of restricted stock which vest on January 1, 2023.

(6)	Represents 334 RSUs which vest on January 1, 2023.

(7)	Represents 313 RSUs which vest on January 1, 2023.

(8)	Represents 100 RSUs which vest on July 1, 2023.

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

Director Compensation

The following table sets forth the compensation granted to our directors who are not also executive officers during the fiscal year ended December 31, 2022. Compensation to directors that are also executive officers is detailed above and is not included on this table.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option award ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Barry Fishman	49,379	21,750	-	-	-	-	71,129
Matthew Kane	49,467	21,750	-	-	-	-	71,217
Tahira Remhatullah	49,467	21,750	-	-	-	-	71,217
Scott Sozio(1)	161,458	136,937	-	-	-	-	161,458

(1)	Mr. Sozio receives compensation pursuant to his role as Head of Corporate Development and is not compensated independently as a director.

Narrative Disclosure to Director Compensation Table

Compensation granted to our directors who are not also executive officers or employees during the fiscal year ended December 31, 2022 included $48,500 paid $26,750 in cash and $21,750 in stock. Rach independent director receives $5,000 per year per committee to be paid in cash for participation on each of the audit, compensation and corporate governance and nominating committees. Additionally, the Compensation Committee approved a one-time payment to the current independent directors of $20,000 per director as compensation for service on the Board’s special committees since the beginning of the fiscal year. Amounts earned in cash are paid quarterly. Stock awards vest quarterly over the fiscal year.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of Akerna. None of Akerna’s executive officers serve, or have served during the last fiscal year, as a member of the Board, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of Akerna’s directors or on the Compensation Committee.

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

As of April 28, 2023, there were [5,767,499] shares of common stock issued and outstanding. Each share entitles the holder thereof to one vote.

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

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Akerna Shares of Common Stock	Percentage(2)
DIRECTORS AND OFFICERS
Jessica Billingsley(3)	60,777	1.1%
Matthew Kane(4)	31,014	*
Scott Sozio(5)	15,935	*
Tahira Rehmatullah(6)	3,194	*
Larry Dean Ditto, Jr.	6,701	*
David McCullough(7)	3,457	*
Ray Thompson(8)	6,701	*
Barry Fishman(9)	—	*
John Fowle(10)	—	*
All directors and officers as a group (nine persons)	127,194	2.2%

5% STOCKHOLDERS - None

*	Less than one percent.

(1)	Unless otherwise noted, the address of each of the persons listed above is 1550 Larimer Street #246 Denver, Colorado 80202.

(2)	The percentage is based on 5,767,499 shares of Common Stock issued and outstanding as of March 31, 2023.

(3)	Represents 53,915 shares held by Jessica Billingsley Living Trust and 6,872 shares held directly by Ms. Billingsley. Ms. Billingsley, the trustee of the Jessica Billingsley Living Trust, has sole and dispositive power over the shares held by the Jessica Billingsley Living Trust. Does not reflect 1,125 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows: 125 RSUs, which vest as follows: 125 units shall vest on July 1, 2023, 500 RSUs, which vest as follows: 250 units shall vest on July 1, 2023, and 250 units shall vest on July 1, 2024, and 500 RSUs, which vest as follows: 250 units shall vest on December 1, 2023, and 250 units shall vest on December 1, 2024.

(4)	Includes 13,067 shares held by Seam Capital, LLC. Mr. Kane is a manager of Seam Capital, LLC, and as such, Mr. Kane has sole and dispositive power of the shares held by Seam Capital, LLC. Also, includes 17,947 shares of Common Stock held directly by Mr. Kane.

(5)	Represents 14,657 shares held by Mr. Sozio. Does not reflect 2,805 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows: 1,278 units shall vest on July 1, 2023 and 1,277 units shall vest on July 1, 2024, and 250 RSUs, which vest as follows 125 units shall vest on December 1, 2023, and 125 units shall vest on December 1, 2024.

(6)	Represents 3,194 shares of Common Stock.

(7)	Reflects 3,457 shares of Common Stock. Does not reflect 1,100 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows: 100 RSUs, which vest as follows: 100 units shall vest on July 1, 2023, 500 RSUs, which vest as follows: 250 units shall vest on July 1, 2023, and 250 units shall vest on July 1, 2024, and 500 RSUs, which vest as follows: 250 units shall vest on December 1, 2023, and 250 units shall vest on December 1, 2024.

(8)	Reflects 4,510 shares of Common Stock. Does not reflect 1,125 restricted stock units issued pursuant to Akerna’s Incentive Plan, which vest as follows: 375 RSUs, which vest as follows: 375 units shall vest on July 1, 2023. 250 RSUs, which vest as follows: 125 units shall vest on July 1, 2023, and 125 units shall vest on July 1, 2024, and 500 RSUs, which vest as follows: 250 units shall vest on December 1, 2023, and 250 units shall vest on December 1, 2024.

(9)	Represents 481 shares of Common Stock.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Equity Compensation Plans

The following summary information is presented as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	225,000	(1)	$89.66	172,021
Equity compensation plans not approved by security holders	Not Applicable		Not Applicable	Not Applicable
TOTAL	225,000	(1)	$89.66	172,021

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In July 2019, we hired Mr. Scott Sozio, at will, to serve as our Head of Corporate Development. As restructured in August 2020, Mr. Sozio receives an annual base salary of $150,000, a one-time grant of $600,000 in restricted stock units (92,166 restricted stock units) issued in August 2020 vesting over 4 years, as discussed below, and deal related compensation of 0.5% of the transaction value of acquisition completed by Akerna, payable one-half in restricted stock units of Akerna at the option of the Board.

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

In April 2021, Mr. Sozio was granted 2,976 restricted stock units of the Akerna under our 2019 Equity Incentive Plan in relation to the closing of our acquisition of Viridian, which vested immediately. In October 2021, Mr. Sozio was granted 29,210 restricted stock units of the Akerna under our 2019 Equity Incentive Plan in relation to the closing of our acquisition of 365 Cannabis, which vested immediately. In April 2021, Mr. Sozio was granted 10,000 restricted stock units as part of our annual employee grants, which vest one quarter each year beginning on December 1, 2021.

TechMagic

During the fiscal year ended June 30, 2020, we have been invoiced through our wholly-owned subsidiary Solo by TechMagic USA LLC, a Massachusetts limited liability, in an amount of approximately $657,000. When we acquired Solo in January 2020, there was an open balance payable to TechMagic of approximately $265,000. Subsequently, during the remainder of our fiscal year ended June 30, 2020, we received invoices totaling an aggregate additional amount of approximately $392,000. After our year ended June 30, 2020, through to the date hereof, we have received invoices totaling an aggregate amount of approximately $375,000. Currently, there are outstanding invoices totaling approximately $767,000. The invoices set forth services that TechMagic USA LLC purports to have provided to Solo regarding development of mobile software applications for MJF and Solo between March and November 2020. Mr. Ashesh Shah, formerly the president of Solo and currently the beneficial holder of 6.2% of our issued and outstanding shares of Common Stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC. The invoices state that the services were rendered pursuant to the terms of an agreement regarding the development of mobile software products for Solo, entered into between Solo and TechMagic at a time when Mr. Shah was a principal at both entities. On December 4, 2020, TechMagic filed suit against Solo in Massachusetts Superior Court seeking recovery of up to approximately $1.07 million. Akerna provided a notice of termination of the Master Services Agreement on November 23, 2020 and the parties dispute the effective date of the termination. Solo disputes the validity of the invoices, in whole or in part, and intends to defend the suit vigorously. Mr. Ashesh Shah, formerly the president of Solo and currently the holder of less than 5% of our issued and outstanding shares of common stock is, to our knowledge, the founder and one of the principal managers of TechMagic USA LLC.

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

As a result, the Board has affirmatively determined that each of Matthew R. Kane, Tahira Rehmatullah, and Barry Fishman are independent in accordance with the Nasdaq listing rules. The Board has also affirmatively determined that all members of our Audit Committee, Nominating Committee and Compensation Committee are independent directors.

Item 14. Principal Accounting Fees and Services

Marcum LLP was the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2020. Marcum LLP was initially appointed by the Audit Committee as the Company’s independent registered public accounting firm on September 26, 2019.

As discussed in greater detail below, the following table shows the fees paid or accrued by us to Marcum and during the fiscal years ended December 31, 2022 and 2021:

Type of Service	2022	2021
Audit Fees	$325,480	380,893
Audit-Related Fees(1)	118,965	—
Tax Fees	—	—
Other Fees	—	—
Total	$444,445	380,893

(1)	For the year ended December 31, 2022 audit-related fees related to comfort letters and registration statements.

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

Our audited consolidated balance sheets as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2022 and 2021, the notes thereto, and the report of Marcum LLP, independent registered public accounting firm, are included in Part II, Item 8 of the Original 10-K.

(2)	Financial Schedules:

None.

Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this amendment and is incorporated herein by reference in response to this item.

Exhibit
Number	Description
31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERNA CORP.

By:	/s/ Jessica Billingsley
	Name:	Jessica Billingsley
	Title:	Chief Executive Officer
	Date:	May 1, 2023

By:	/s/ L. Dean Ditto
	Name:	L. Dean Ditto
	Title:	Chief Financial Officer
	Date:	May 1, 2023