Form 10-Q
period 2023-03-31
Akerna Corp.
filed 2023-05-15
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 5,767,815 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.
 Condensed Consolidated Balance Sheets
  (unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$881,639	$877,755
Restricted cash	499,940	7,000,000
Accounts receivable, net	340,473	674,626
Prepaid expenses and other current assets	989,483	1,209,623
Assets held for sale	—	5,130,028
Total current assets	2,711,535	14,892,032

Fixed assets, net	40,443	48,879
Capitalized software, net	494,251	654,556
Intangible assets, net	2,041,667	2,164,722
Goodwill	1,708,303	1,708,303
Total assets	$6,996,199	$19,468,492

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable, accrued expenses and other accrued liabilities	$3,804,896	$4,426,419
Contingent consideration payable	—	2,283,806
Current portion of deferred revenue	516,796	568,771
Current portion of long-term debt	6,885,543	13,200,000
Liabilities held for sale	—	2,246,222
Total current liabilities	11,207,235	22,725,218

Deferred revenue, noncurrent	—	161,802
Long-term debt, less current portion	1,576,457	1,407,000
Total liabilities	12,783,692	24,294,020

Commitments and contingencies (Note 8)	—	—

Stockholders’ deficit
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of March 31, 2023 and December 31, 2022, with $1 preference in liquidation; exchangeable shares, no par value, 285,032 and 285,672 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	2,180,495	2,185,391
Common stock, par value $0.0001; 150,000,000 shares authorized, 5,767,650 and 4,602,780 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	576	460
Additional paid-in capital	161,718,381	160,207,367
Accumulated other comprehensive income	353,529	347,100
Accumulated deficit	(170,040,474)	(167,565,846)
Total stockholders’ deficit	(5,787,493)	(4,825,528)
Total liabilities and stockholders’ deficit	$6,996,199	$19,468,492

 The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue
Software	$2,596,762	$3,802,752
Consulting	—	427,009
Other revenue	5,927	15,319
Total revenue	2,602,689	4,245,080
Cost of revenue	1,051,081	1,523,009
Gross profit	1,551,608	2,722,071
Operating expenses
Product development	845,478	1,715,747
Sales and marketing	781,491	2,051,133
General and administrative	1,561,901	1,922,331
Depreciation and amortization	291,796	1,481,444
Impairment of long-lived assets	—	15,447,101
Total operating expenses	3,480,666	22,617,756
Loss from operations	(1,929,058)	(19,895,685)
Other (expense) income
Interest (expense) income, net	(487,316)	(741)
Change in fair value of convertible notes	(155,457)	(1,433,000)
Change in fair value of derivative liability	—	18,051
Total other (expense) income	(642,773)	(1,415,690)

Net loss from continuing operations before income taxes	(2,571,831)	(21,311,375)
Income tax benefit on continuing operations	—	99,444
Net loss from continuing operations	(2,571,831)	(21,211,931)
Net gain (loss) from discontinued operations	97,203	(740,962)
Net loss	$(2,474,628)	$(21,952,893)

Basic and diluted weighted average common shares outstanding	5,354,366	1,580,289
Basic and diluted loss per common share from continuing operations	$(0.48)	$(13.42)
Basic and diluted earnings (loss) per common share from discontinued operations	$0.02	$(0.47)
Basic and diluted loss per common share	$(0.46)	$(13.89)

The accompanying notes are an integral part of these condensed consolidated financial statements

2

AKERNA CORP.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,474,628)	$(21,952,893)
Other comprehensive (loss) income
Foreign currency translation	20,429	(33,800)
Unrealized (loss) gain on convertible notes	(14,000)	101,000
Comprehensive loss	$(2,468,199)	$(21,885,693)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance – January 1, 2023	285,672	$2,185,391	4,602,780	$460	$160,207,367	$347,100	$(167,565,846)	$(4,825,528)
Conversion of exchangeable shares to common stock	(640)	(4,896)	32	—	4,896	—	—	—
Settlement of convertible notes	—	—	1,164,251	116	1,396,985	—	—	1,397,101
Stock-based compensation	—	—	—	—	109,133	—	—	109,133
Issuance of common stock upon vesting of restricted stock units	—	—	587	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	20,429	—	20,429
Unrealized loss on convertible notes	—	—	—	—	—	(14,000)	—	(14,000)
Net loss	—	—	—	—	—	—	(2,474,628)	(2,474,628)
Balance – March 31, 2023	285,032	$2,180,495	5,767,650	$576	$161,718,381	$353,529	$(170,040,474)	$(5,787,493)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

 Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Share	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance – January 1, 2022	309,286	$2,366,038	1,550,094	$155	$146,030,203	$61,523	$(88,508,236)	$59,949,683
Conversion of exchangeable shares to common stock	(2,434)	(18,620)	122	—	18,620	—	—	—
Settlement of convertible notes	—	—	169,843	17	3,299,983	—	—	3,300,000
Shares withheld for withholding taxes	—	—	(222)	—	(5,615)	—	—	(5,615)
Shares returned in connection with acquisition	—	—	(13,988)	(1)	(939,999)	—	—	(940,000)
Stock-based compensation	—	—	—	—	316,855	—	—	316,855
Issuance of common stock upon vesting of restricted stock units	—	—	2,174	—	—	—	—	—
Liabilities with shares	—	—	732	—	45,066	—	—	45,066
Foreign currency translation adjustments	—	—	—	—	—	(33,800)	—	(33,800)
Unrealized gain on convertible notes	—	—	—	—	—	101,000	—	101,000
Net loss	—	—	—	—	—	—	(21,952,893)	(21,952,893)
Balance – March 31, 2022	306,852	$2,347,418	1,708,755	$171	$148,765,113	$128,723	$(110,461,129)	$40,780,296

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(2,474,628)	$(21,952,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations, net	(212,601)	—
Credit loss expense	62,524	174,794
Stock-based compensation expense	109,133	304,237
Impairment of long-lived assets	—	15,478,521
Amortization of deferred contract cost	24,014	113,251
Depreciation and amortization	316,303	1,993,391
Foreign currency (gain) loss	(26,920)	5,596
Change in fair value of convertible notes	155,457	1,433,000
Change in fair value of derivative liability	—	(18,051)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,397)	(1,335,939)
Prepaid expenses and other current assets	195,229	178,869
Accounts payable, accrued expenses and other current liabilities	(409,119)	445,969
Deferred income tax liabilities	—	(110,107)
Deferred revenue	(256,630)	(296,032)
Net cash used in operating activities	(2,537,635)	(3,585,394)
Cash flows from investing activities
Developed software additions	—	(647,022)
Proceeds from sale of discontinued operations	600,000	—
Net cash provided by (used in) investing activities	600,000	(647,022)
Cash flows from financing activities
Value of shares withheld related to tax withholdings	(49)	(5,615)
Principal payments of convertible notes	(4,917,356)	—
Net cash used in financing activities	(4,917,405)	(5,615)
Effect of exchange rate changes on cash and restricted cash	53,364	(8,544)
Net change in cash and restricted cash	(6,801,676)	(4,246,575)
Cash and restricted cash of continuing operations - beginning of period	7,877,755	13,087,627
Cash and restricted cash of discontinued operations - beginning of period	305,500	1,354,899
Cash and restricted cash - beginning of period	8,183,255	14,442,526
Cash and restricted cash of continuing operations - end of period	1,381,579	9,498,205
Cash and restricted cash of discontinued operations - end of period	—	697,746
Cash and restricted cash - end of period	$1,381,579	$10,195,951
Cash paid for interest	$787,187	$—
Cash paid for income taxes, net of refunds received	$—	$5,210
Supplemental disclosures of non-cash investing and financing activities:
Settlement of convertible notes in common stock	$1,397,101	$3,300,000
Conversion of exchangeable shares to common stock	4,896	18,620
Settlement of other liabilities in common stock	—	45,065
Stock-based compensation capitalized as software development	—	12,618
Capitalized software additions included in accounts payable	—	1,114,108
Fixed asset additions included in accounts payable	—	24,614
Termination of contingent consideration obligation in connection with sale of discontinued operations	2,283,806	—
Shares of common stock returned in connection with acquisition	—	940,000
Acquisition-related working capital adjustment recorded in other current assets	—	400,000
Reduction to accrued expenses from an acquisition-related working capital settlement	—	160,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business

Akerna Corp., herein referred to as we, us, our, the Company or Akerna was formed upon completion of the mergers between MTech Acquisition Corp. (“MTech”) and MJ Freeway, LLC (“MJF”) on June 17, 2019 as contemplated by the Merger Agreement dated October 10, 2018, as amended (the “Mergers”). Akerna provides software as a service (“SaaS”) solutions within the cannabis industry that enable regulatory compliance and inventory management through our wholly-owned subsidiaries MJF, Trellis Solutions, Inc., or Trellis, Ample Organics, Inc., or Ample, solo sciences, inc., or Solo and Viridian Sciences, Inc., or Viridian. Our proprietary suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We also develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platforms, MJ Platform®, Trellis®, Ample and Viridian to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Our solutions are considered non-enterprise offerings (“Non-Enterprise”) that meet the needs of our small and medium business (“SMB”) and government regulatory agency customers and our Viridian  solutions are considered enterprise offerings (“Enterprise”).

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

Exiting the Enterprise Software Business

The development of our Enterprise software business, which began with the acquisitions of Viridian and The NAV People Inc. d.b.a. 365 Cannabis (“365 Cannabis”) in 2021, did not achieve a sustainable scale in a timely manner consistent with our original plans. Accordingly, we committed to an effort to market this business unit and on January 11, 2023, we completed the sale of 365 Cannabis to 365 Holdco - LLC (the “Buyers”) pursuant to a stock purchase agreement (the “365 SPA”) for (i) cash in the amount of $0.5 million and the (ii) the termination and release of our obligation to the Buyers for contingent consideration in connection with our original acquisition of 365 Cannabis from the Buyers in 2021 (the “Earn-out Obligation”). In accordance with the 365 SPA, we and the Buyers agreed that the value of the Earn-out Obligation was $2.3 million for purposes of the sale of 365 Cannabis and was reflected as Contingent consideration payable on our condensed consolidated balance sheets as of December 31, 2022.

While we explored similar sale options for Viridian, we were unable to commit to any definitive transaction. Accordingly, we informed Viridian’s customers that we do not plan to continue software and support services beyond the date of existing contracts, all of which expire during the first half of 2023. With the sale of 365 Cannabis and our commitment to wind down the operations of Viridian, we have effectively exited the Enterprise software business. Accordingly, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Viridian in connection with our contractual commitments.

Disposal of Non-Core SMB Software Products and Brands

In addition to the our exit from the Enterprise software business, we initiated efforts to explore a sales process for the non-core components and brands of our SMB/Non-Enterprise business unit, including Trellis, a cultivation and compliance software platform, Solo, a seed-to-sale tagging and tracking software platform and Last Call Analytics (“LCA”), a retail analytics platform. On January 31, 2023, we completed the sale of LCA for cash in the amount of $0.1 million. While we pursued sale opportunities for Trellis and Solo, we were ultimately unable to commit to any definitive transactions. Accordingly, we have communicated with the remaining customers of those businesses that we will discontinue software service and support upon the expiration of existing contracts during the first half of 2023. Similar to Viridian, as discussed above, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Solo and Trellis in connection with our contractual commitments.

Exit Strategy

With the completion of the sales of 365 Cannabis and LCA and the commitment to effectively discontinue and wind down the operations and service associated with Viridian, Solo and Trellis, our remaining core SMB and governmental business unit is comprised of MJF and Ample. Concurrent with the actions described above, we entered into letters of intent with two unrelated parties in the fourth quarter of 2022 to (i) explore the sale of our remaining core SMB and governmental business unit and (ii) realize the potential value of our publicly-held holding company through a merger or similar transaction. Collectively, pursuit of these transactions reflects our intention to fully exit the SaaS industry.

On January 27, 2023, we entered into a securities purchase agreement (“MJF-Ample SPA”) with POSaBIT Systems Corp (“POSaBIT”) to sell MJF and Ample for $4.0 million in cash. Subsequently, we received a superior offer from Alleaves Inc. (“Alleaves”), as described below, which was presented to POSaBIT for an opportunity to match or exceed Alleaves’ offer in accordance with the MJF-Ample SPA. POSaBIT ultimately declined to present a counter-offer and on April 5, 2023, we terminated the MJF-Ample SPA. As a result of the termination, Akerna owes POSaBIT a termination fee of $140,000 and payment of up to $60,000 in reasonable fees and expenses.

On April 28, 2023, we entered into a securities purchase agreement (the “SPA”) with MJ Freeway Acquisition Co (“MJA”), a subsidiary of Alleaves. Upon the terms and subject to the satisfaction of the conditions described in the SPA, including approval of the transaction by Akerna’s stockholders, Akerna will sell MJF and Ample to MJA (the “Sale Transaction”) for a purchase price of $5.0 million, consisting of $4.0 million in cash at closing and a loan by MJA to Akerna in the principal amount of $1.0 million evidenced by a note and security documents (as described in detail below) with such note to be deemed paid in full upon closing. The purchase price is subject to adjustment at closing of the Sale Transaction attributable to variances from target working capital (as set forth in the SPA) and further adjustment post-closing upon delivery of a post-closing statement by MJA within 75 days after the closing subject to a $0.5 million cap on any post-closing working capital adjustments. The closing of the Sale Transaction is subject to customary closing conditions as well as the required approval of the stockholders of Akerna and the concurrent closing of the merger transaction, as described below. The obligation of MJA to close on the Sale Transaction is also subject to satisfaction of certain additional conditions regarding employee retention and contractual matters associated with MJF’s and Ample’s customers, among others. Under the SPA, Akerna and MJA have agreed to provide limited indemnification to each other with respect to certain tax matters, in each case capped at a maximum amount of $0.5 million. We or MJA may terminate the SPA upon mutual consent and either party may terminate the SPA unilaterally under certain conditions as described in the SPA. In the event that MJA or Akerna terminates the SPA pursuant to certain of the sections set forth above, Akerna will be required to pay MJA a termination fee of $290,000 and reimburse MJA for its reasonable fees and expenses up to $60,000.

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

Concurrent with the signing and in support of the Sale Transaction and the Merger, we and each of the holders of the 2021 Senior Secured Convertible Notes (the “Senior Convertible Notes”) entered into exchange agreements (the “Exchange Agreements”) whereby the holders would ultimately convert the principal amounts of each of their note holdings to a level that would represent 19.9 percent of the outstanding shares of our common stock, $0.0001 par value (“Common Stock”) prior to the closing of the Sale Transaction and the Merger. Immediately prior to the stockholder vote required for the closing of those transaction, the remaining Senior Convertible Notes outstanding would be converted into a special class of exchangeable preferred stock to facilitate the required stockholder vote and then be converted into shares of our Common Stock subject to the Merger. For a limited period, the conversion price of the Senior Convertible Notes was lowered to $1.20 per share from $4.75 per share. We anticipate scheduling a meeting of stockholders during the third quarter of 2023 to approve the Sale Transaction and the Merger and we expect these transactions to close shortly thereafter.

Secured Note and Ancillary Agreements

On May 3, 2023, we received a loan in the amount of $1.0 million from MJA in connection with the Sale Transaction. Accordingly, we and MJA entered into a $1.0 million secured promissory note (the “MJA Note”). The MJA Note bears simple interest at the rate of ten percent (10%) per annum from the date of issuance until repayment of the MJA Note which will be due and payable on April 28, 2024, or, upon completion of the Sale Transaction, in which case the MJA Note shall be deemed paid in full. Akerna’s obligations under the MJA Note have been secured pursuant to a Security and Pledge Agreement (the “Security Agreement”). The Security Agreement creates a security interest in all of the personal property of Akerna and certain of its subsidiaries. In addition, certain subsidiaries of Akerna entered into a guaranty agreement with MJA (the “Guaranty Agreement”) under which they will guarantee the obligations of the Company under the Security Agreement and the MJA Note.

In connection to the MJA Note, the Security Agreement, and the Guaranty Agreement (collectively, “New Note Transaction Documents”) and solely to permit Akerna to issue the MJA Note and execute and perform its obligations under the New Note Transaction Documents and a Subordination Agreement (as defined below), each of the holders (each, a “Holder”) of the Senior Convertible Notes issued pursuant to a Securities Purchase Agreement dated October 5, 2021 (“2021 SPA”) agreed to waive the prohibition on issuing indebtedness other than Permitted Indebtedness (as defined in the Senior Convertible Notes) pursuant to Section 14(b) of the Senior Convertible Notes and the prohibition permitting Liens (as defined in the Senior Convertible Notes) to exist other than Permitted Liens (as defined in the Senior Convertible Notes) pursuant to Section 14(c) of the Senior Convertible Notes and Section 5(g)(v) of the 2021 SPA (the “Waiver”). In connection to the New Note Transaction Documents, MJA, Akerna, and HT Investments MA LLC (the “Senior Agent”, together with the Holders, the “Senior Creditors”), as collateral agent under the 2021 SPA, each on behalf of the respective Holders, entered into a subordination and intercreditor agreement (the “Subordination Agreement”), whereby the parties agreed that the payment of any and all obligations, liabilities and indebtedness of every nature of Akerna, its applicable subsidiary and/or affiliates from time to time owed to MJA under the Subordinated Debt Documents (as defined in the Subordination Agreement) will be subordinate and subject in right and time of payment, to the prior payment in full of all obligations under the Senior Convertible Notes.

Financial Reporting and Classification

As a result of the corporate actions described above, 365 Cannabis and LCA (together, the “Discontinued Group”) met the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly. the assets and liabilities of these entities are classified and reflected on our condensed consolidated balance sheets as “held for sale” as of December 31, 2022 and their results of operations are classified as “discontinued operations” in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. Certain financial disclosures including major components of the assets and liabilities and results of operations of the Discontinued Group are provided in Note 12. Our core SMB and governmental business unit (MJF and Ample), the businesses for which we have committed to terminate operations (Viridian, Solo and Trellis) and our publicly-held parent holding company (Akerna Corp.) comprise our continuing operations. Collectively, these entities are presented as  continuing operations for all periods presented herein and until such time that stockholder approval is received for the Sale Transaction and the Merger.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern (“ASU 2014-15”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand and any available borrowings on loans, to operate for a period of at least one year from the date the condensed consolidated financial statements are issued, which is defined as the “look-forward period” in ASU 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU 2014-15.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception in 2019 we have incurred recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. As of March 31, 2022, we had a working capital deficit of $8.5 million with $0.9 million in unrestricted cash available to fund future operations. We anticipate continuing to generate losses from operations and using cash from operating activities for the foreseeable future, although at lower than historical levels as a result of restructuring actions taken during the second quarter of 2022 and the curtailment of activities associated with our discontinued operations as well as those business that we plan to terminate. Furthermore, in March 22 and March 23, 2023, respectively, we received two notices (the “Notices”) from The Nasdaq Stock Market LLC (the “Nasdaq”) indicating that (i) the bid price of the Company’s Common Stock is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share (the “Bid Price Notice”) and (ii) the Company’s stockholders’ equity is below the minimum listing standard requirement of $2.5 million (the “Stockholder Equity Notice”) for continued listing on the Nasdaq. The Notices have no immediate effect on the continued listing status of our Common Stock on the Nasdaq, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until September 18, 2023, to regain compliance with the minimum closing bid requirement. Regarding the Stockholders Equity Notice, we were provided a 45 day period in which to submit a plan to regain compliance. On May 8, 2023, we submitted the required compliance plan to the listings staff of the Nasdaq which, if accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholder Equity Notice, or September 19, 2023, to evidence compliance. We are currently waiting on a response from the Nasdaq regarding the acceptance of the compliance plan. Collectively, these factors raise substantial doubt regarding our ability to continue as a going concern for the twelve months from the date our consolidated financial statements have been issued.

As described in Note 1, we have committed to the Sale Transaction to complete our intended exit from the SaaS industry and to the Merger as the most favorable strategic alternative for our stockholders. There can be no assurance that we will be successful in executing and completing the Sale Transaction and the Merger and obtaining sufficient funding, if necessary, on terms acceptable to us to fund continuing operations through the anticipated closing of the aforementioned transactions, if at all. Our ability to continue as a going concern is dependent upon our ability to successfully execute the aforementioned transactions. Despite the comprehensive scope of our collective plans, the inherent risks associated with their successful execution are not sufficient to overcome substantial doubt about our ability to continue as a going concern for one year from the date of issuance of our consolidated financial statements. Accordingly, if we are unable to execute our plans within the timeframe described above, we may have to reduce or otherwise curtail our continuing operations which could significantly and adversely affect our results of operations or we may determine to dissolve and liquidate our assets. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the Holders of the Senior Convertible Notes, such Holders may declare a default on the debt which could subject our assets to seizure and sale, negatively impacting our business.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information normally required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In management’s opinion, these condensed consolidated financial statements include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation of the results of operations for the interim periods presented. The operating results for three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

The condensed consolidated balance sheet as of December 31, 2022, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the period ended December 31, 2022, which were included in our report on Form 10-K filed on March 20, 2023.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Akerna and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Our most significant estimates and assumptions are related to the valuation of acquisition-related assets and liabilities, capitalization of internal costs associated with software development, fair value measurements, credit loss reserves, impairment assessments, loss contingencies, valuation allowance associated with deferred tax assets, stock based compensation expense, and useful lives of long-lived intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

Accounts Receivable, Net

We maintain an allowance for credit losses equal to the estimated uncollectible amounts based on historical information, current conditions, and reasonable and supportable forecasts. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. The allowance for credit losses was $0.3 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively.

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States and Canada. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the three months ended March 31, 2023 and 2022, two government clients accounted for 26 percent and 28 percent of total revenues, respectively. As of March 31, 2023, and December 31, 2022 two government clients accounted for less than one percent and 33 percent, respectively of net accounts receivable.

Warrants

We evaluate warrants that we may issue from time to time under a two-step process provided in GAAP. The first step is intended to distinguish liabilities from equity. Warrants that could require cash settlement are generally classified as liabilities. For warrants that are considered outside of the scope of liability classification, a second step evaluates warrants as either a derivative subject to derivative accounting and disclosures or as equity instruments based upon the specific terms of the underlying warrant agreement and certain other factors associated with the our capital structure. Warrants that are indexed to the Company’s Common Stock while we meet certain other conditions with respect to its capital structure, including the ability to satisfy the warrant settlement obligations with a sufficient number of registered shares, do not qualify as derivatives and are classified as components of equity. Certain of the warrants sold by MTech in its initial public offering that were converted to Akerna warrants in connection with the Mergers (the “Private Warrants”) are not indexed to our common stock in the manner contemplated as described herein. As a result, the Private Warrants are precluded from equity classification and are recorded as derivative liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations. We will continue to adjust this derivative liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Private Warrants or (b) the redemption of the Private Warrants, at which time they will be reclassified to Additional paid-in capital. As of March 31, 2023, all of our other outstanding warrants, including certain other MTech warrants that were converted to Akerna warrants upon our formation (the “2019 Public Warrants”), are classified within stockholders’ equity.

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

In the following table, we disclose the combined gross balance of our fixed assets, capitalized software, and intangible assets by geographical location:

	As of March 31, 2023	As of December 31, 2022
Long-lived assets:
United States	$40,442	$48,880
Canada	4,244,222	4,527,581
Total	$4,284,664	$4,576,461

Adoption of Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which introduced a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses, or CECL. ASU 2016-13 requires an entity to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. We adopted ASU 2016-13, and subsequent amendments on January 1, 2023. The impact of the adoption of ASU 2016-13 on our consolidated financial statements was not material.

Subsequent Events

Management has evaluated all of our activities through the issuance date of our condensed consolidated financial statements and has concluded that, with the exception of (i) the termination of the MJF-Ample SPA with POSaBIT on April 5, 2023, (ii) the entry into the SPA with MJA and the receipt of $1.0 million on May 3, 2023 in connection with the MJA Note, each as disclosed in Note 1, no other subsequent events have occurred that would require recognition in our condensed consolidated financial statements or disclosure in the notes thereto.

Note 3  – Revenue and Contracts with Customers

Disaggregation of Revenue

We derive the majority of our revenue from subscription fees paid for access to and usage of our SaaS solutions for a specified period of time, typically one to three years. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Our contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of our software at any time. The following tables summarizes our revenue disaggregation by customer type and geographic region for the following periods:

	Three Months Ended March 31,
	2023	2022
Government	$679,569	$1,168,330
Non-government	1,923,120	3,076,750
	$2,602,689	$4,245,080

	Three Months Ended March 31,
	2023	2022
United States	$1,978,079	$3,328,636
Canada	624,610	916,444
	$2,602,689	$4,245,080

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

Transaction Price Allocated to Future Performance Obligation

GAAP provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As many of the contracts the Company has entered into with customers are for a twelve-month subscription term, a significant portion of performance obligations that have not yet been satisfied as of March 31, 2023 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $2.8 million as of March 31, 2023, of which $2.4 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one to three years. Deferred revenue is included in the accompanying consolidated balance sheets under current liabilities, net of any long-term portion that is included in noncurrent liabilities. The following table summarizes deferred revenue activity for the three months ended March 31, 2023:

	As of December 31, 2022	Net additions	Revenue recognized	As of March 31, 2023
Deferred revenue	$730,573	2,382,985	(2,596,762)	$516,796

Of the $2.6 million of revenue recognized in the three months ended March 31, 2023, $0.4 million was included in deferred revenue at December 31, 2022.

Costs to Obtain Contracts

We capitalize sales commissions that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as a component of Prepaid expenses and other current assets. Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which we have determined to be one to three years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the three months ended March 31, 2023:

	As of December 31, 2022	Additions	Amortized costs	As of March 31, 2023
Deferred contract costs	$36,465	2,820	(24,014)	$15,271

Note 4 –  Intangible Assets, net and Goodwill

Finite-lived Intangible Assets

All of our finite-lived intangible assets, including capitalized software, as of March 31, 2023 and December 31, 2022 are attributable to Ample. We did not capitalize any software development costs during the three months ended March 31, 2023; however, we capitalized $1.5 million during the three months ended March 31, 2022.

We performed a two step impairment test for the asset groups that had indicators of impairment during the three months ended March 31, 2023 and 2022 and ultimately did not record any impairments during either of these periods.

Goodwill

Non-Enterprise Reporting Unit

For the three months ended March 31, 2023, no impairment to goodwill was recorded for our Non-Enterprise business unit as the fair value exceeded the carrying value as of March 31, 2023. All of the goodwill as of March 31, 2023 is attributable to Ample. For the three months ended March 31, 2022, due primarily to declines in market valuation from December 31, 2021, we recorded an impairment charge of $15.5 million of which $8.0 million was attributable to Ample, $6.3 million was attributable to Solo and $1.2 million was attributable to Trellis. The remaining goodwill associated with Solo and Trellis was fully impaired in the second half of 2022.

Enterprise Reporting Unit

For the three months ended March 31, 2023 and 2022, no impairments to goodwill were recorded for our Enterprise business unit as there was no goodwill asset present as of March 31, 2023 and the fair value exceeded the carrying value as of March 31, 2022. All of the goodwill as of March 31, 2022 was attributable to Viridian which was fully impaired in the second half of 2022.

Note 5 – Long Term Debt

Long-term debt consisted of the following as of the dates presented:

	March 31, 2023	December 31, 2022
Fair value of debt	8,462,000	14,607,000
Less: Current portion	(6,885,543)	(13,200,000)
Noncurrent portion	$1,576,457	$1,407,000

Senior Convertible Notes

In October 2021, we entered into the 2021 SPA resulting in the issuance of the Senior Convertible Notes to two institutional investors in a private placement transaction. The Senior Convertible Notes were issued for an aggregate principal amount of $20.0 million for $18.0 million reflecting an original issue discount of 10 percent or $2.0 million. The net proceeds from the issuance of the Senior Convertible Notes were used to payoff and retire convertible notes that were issued in 2020 and fund acquisitions and continued investment in our technology infrastructure. The Senior Convertible Notes rank senior to all of our other and future indebtedness. The Senior Convertible Notes mature on October 4, 2024 and can be repaid in shares of Common Stock or cash. The Senior Convertible Notes are convertible into shares of Common Stock of Akerna at a conversion price of $4.75 per share effective October 4, 2022 which represents an adjustment, as required by the 2021 SPA, from $6.21 per share as a result of the offering of convertible preferred stock on that date. The Senior Convertible Notes are to be repaid in monthly installments.

In connection with the 2021 SPA and the Senior Convertible Notes, we and certain of our subsidiaries entered into an amended Security and Pledge Agreement (the “Security and Pledge Agreement”) with the lead investor, in its capacity as collateral agent (in such capacity, the “Collateral Agent”) for all holders of the Senior Convertible Notes. The Security and Pledge Agreement creates a first priority security interest in all of the personal property of the Company and certain of its subsidiaries of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future (the “Collateral”).

Upon the occurrence of an “Event of Default” under the Security and Pledge Agreement, the Collateral Agent will have certain rights under the Security and Pledge Agreement including taking control of the Collateral and, in certain circumstances, selling the Collateral to cover obligations owed to the holders of the Senior Convertible Notes pursuant to its terms. An “Event of Default” under the Security and Pledge Agreement means (i) any defined event of default under any one or more of the transaction documents (including the Senior Convertible Notes), in each instance, after giving effect to any notice, grace, or cure periods provided for in the applicable document, (ii) the failure by us to pay any amounts when due under the Senior Convertible Notes or any other transaction document, or (iii) the breach of any representation, warranty or covenant by the Company under the Security and Pledge Agreement.

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

In connection with the Exchange Agreements that were entered into in January 2023, the conversion price of the Senior Convertible Notes was lowered to $1.20 per share from $4.75 per share for a limited period. During the three months ended March 31, 2023,  the holders of the Senior Convertible Notes converted a total of $1.4 million of principal for 1,164,251 shares of Common Stock at the lowered price of $1.20 per share.

Method of Accounting and Activity During the Periods

Upon the date that they were issued, we made an irrevocable election to apply the fair value option to account for the Senior Convertible Notes. Disclosures, including the assumptions used to determine the fair value of the Senior Convertible Notes, are provided in Note 10.

During the three months ended March 31, 2023, we made $6.3 million in principal payments on the Senior Convertible Notes, of which $4.9 million was settled in cash and the remaining $1.4 million was settled in Common Stock. During the three months ended March 31, 2023, the fair value of the Senior Convertible Notes increased by $0.2 million. Of the adjustment, an increase of less than $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive loss and accumulated in equity and an increase of $0.2 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes. As of March 31, 2023, the fair value of the Senior Convertible Notes on our consolidated balance sheet was $8.5 million. During the three months ended March 31, 2022, we made $3.3 million in principal payments on the Senior Convertible Notes, all of which was settled in Common Stock. During the three months ended March 31, 2022, the fair value of the Senior Convertible Notes increased by $1.3 million. Of the adjustment, a decrease of $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and an increase of $1.4 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes.

Note 6 – Income Taxes

Our effective tax rate was 0.00% and 0.45% for the three months ended March 31, 2023 and 2022, respectively. Differences between the statutory rate and our effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses. Our effective tax rate was impacted by indefinite-lived deferred tax liabilities in the 2022 period, resulting primarily from the acquisition of 365 Cannabis in 2021, which cannot be considered as a source of future taxable income available to utilize recorded deferred tax assets based on the Company’s scheduling and the 80% limit on the utilization of net operating loss carry forwards under current U.S. tax law. While there were none in the 2023 period, we paid nominal amounts for income taxes, net of refunds received, in certain state and national jurisdictions during the three months ended March 31, 2022.

Note 7 – Supplemental Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following as of the dates presented:

	March 31,	December 31,
	2023	2022
Software and technology	$242,485	$168,792
Professional services, dues and subscriptions	41,379	183,614
Insurance	103,039	224,785
Deferred contract costs	15,271	36,465
Unbilled receivables	515,541	544,212
Other	71,768	51,755
Total prepaid expenses and other current assets	$989,483	$1,209,623

Accounts payable, accrued expenses, and other accrued liabilities consisted of the following as of the dates presented:

	March 31,	December 31,
	2023	2022
Accounts payable	$1,760,864	$1,510,287
Professional fees	113,827	155,161
Sales taxes	145,433	219,285
Compensation	381,888	368,440
Contractors	524,610	562,993
Settlements and legal	833,768	950,213
Interest and other	44,506	660,040
Total accounts payable, accrued expenses and other accrued liabilities	$3,804,896	$4,426,419

Note 8 – Commitments and Contingencies

Litigation

On January 13, 2023, Courier Plus Inc. d/b/a Dutchie (“Dutchie”) filed a complaint in the Court of Common Pleas, Dauphin County, Commonwealth of Pennsylvania against Akerna and MJF alleging unfair competition, tortious interference and unjust enrichment with respect to MJF’s exclusive contract with the Commonwealth of Pennsylvania. We filed a preliminary objection alleging serious defects, such as jurisdiction, and we worked with the Commonwealth of Pennsylvania to ensure compliance with our contract. We intend to defend our position vigorously and, at this time, do not believe an estimate of potential loss, if any, is appropriate.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and MJF in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2.0 million for services allegedly provided pursuant to a Subcontractor Agreement between MJF and TreCom. MJF provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJF disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. With respect to the TreCom matter, we established a loss contingency $0.2 million in 2021 which remains outstanding as of March 31, 2023.

As of March 31, 2023, and through the date these consolidated financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the consolidated financial statements.

Other

In connection with the Sale Transaction and the Merger, we have a commitment to compensate our financial advisor for up to three percent of the transaction value in success fees, subject to a minimum of $1.5 million, should the transactions be completed. In addition, we are party to arrangements with our executive officers and certain other administrative employees pursuant to their employment, retention and transaction success agreements that may result in the receipt by such executive officers and employees of cash severance payments and other transaction success bonuses and benefits with a total value of approximately $1.4 million (collectively and not individually), but not including the accelerated vesting of any equity awards held by those officers.

Operating Leases

During the first half of 2022, we began negotiations to terminate the 365 Cannabis office lease in Las Vegas, Nevada. We established an obligation of $0.5 million which is management’s best estimate of the costs to exit the lease. As of March 31, 2023, the lease termination matter remains unresolved.

Note 9 – Stockholders’ Deficit

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

Special Voting Preferred Stock and Exchangeable Shares

In connection with a prior transaction in which we acquired Ample in exchange for 3,294,574 shares of exchangeable shares (the “Exchangeable Shares”), we issued of a single share of our special voting preferred stock (the “Special Voting Preferred Stock”), for the purpose of ensuring that each Exchangeable Share is substantially the economic and voting equivalent of a share of Akerna Common Stock and that each Exchangeable Share is exchangeable on a 20-for-one basis for a share of Akerna Common Stock, subject to certain limitations and adjustments. Each holder of Exchangeable Shares effectively has the ability to cast votes along with holders of Akerna Common Stock. The Exchangeable Shares do not have a par value. The Special Voting Preferred stock has a par value of $0.0001 per share and a preference in liquidation of $1.00. The Special Voting Preferred Stock entitles the holder to an aggregate number of votes equal to the number of the Exchangeable Shares issued and outstanding from time to time and which we do not own. The holder of the Special Voting Preferred Stock and the holders of shares of Akerna Common Stock will both vote together as a single class on all matters submitted to a vote of our shareholders. At such time as the Special Voting Preferred Stock has no votes attached to it, the share shall be automatically cancelled.

During the three months ended March 31, 2023, certain Ample shareholders exchanged a total of 640 Exchangeable Shares with a value of $4,896 for 32 shares of Akerna Common Stock. The exchange was accounted for as an equity transaction and we did not recognize a gain or loss on this transaction. As of March 31, 2023, there were a total of 285,032 exchangeable shares remaining as issued and outstanding which could be exchanged for 14,252 shares of Akerna Common Stock.

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

On September 28, 2022, we entered into a new agreement with AGP pursuant to which we may offer and sell up to $20.0 million of shares of our Common Stock (the “2022 ATM Program”) from time to time through AGP as the sales agent for which they will receive a commission of 3.0% of the gross proceeds. The 2022 ATM Program is currently limited to $3.5 million due to certain restrictions imposed by the registration statement underlying the offering (the “Baby Shelf Limitation”). Under the Baby Shelf Limitation, we may not offer Common Stock under the registration statement with a value of more than one-third of the aggregate market value of our Common Stock held by non-affiliates in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million. Net proceeds from the sale of Common Stock under the 2022 ATM Program will be used for general corporate purposes including working capital, marketing, product development and capital expenditures. Through December 31, 2022, we sold a total of 552,148 shares of Common Stock with an aggregate gross purchase price of $1.1 million under the 2022 ATM Program. There were no offerings of Common Stock under the 2022 ATM program during the three months ended March 31, 2023.

2022 Unit Offering

On July 5, 2022, we completed the 2022 Unit Offering which was comprised of an aggregate of (i) 29,382,861 units consisting of 1,469,143 shares of Common Stock together with Common Stock warrants (the “Common Warrants”) to purchase up to 1,469,143 shares of Common Stock (together, the “Units”) and (ii) 14,095,400 pre-funded units, consisting of 14,095,400 pre-funded warrants (“Pre-funded Warrants”) to purchase 704,770 shares of Common Stock, together with Common Warrants to purchase up to 704,770 shares of Common Stock (together, the “Pre-funded Units”). The Units were sold at a public offering price of $0.23 per unit and the Pre-funded Units were sold at a public offering price of $0.2299 per pre-funded unit. The Pre-Funded Warrants were exercised immediately thereafter at their nominal exercise price of $0.002 per share. The Common Warrants accompanying each of the Units and Pre-funded Units were issued separately and are immediately tradeable separately upon issuance. The Common Warrants had an original exercise price of $4.60 per share subject to certain adjustments, are immediately exercisable and will expire five years from the date of issuance. In connection with a convertible redeemable preferred stock offering in October 2022, the exercise price of the Common Warrants was reduced to $3.518 per share effective October 5, 2022 and further reduced to $0.88 per share effective January 27, 2023 as a result of the lowering of the conversion price for the Convertible Notes in connection with the Exchange Agreements.

In addition, we issued to the Underwriter warrants to purchase additional shares of Common Stock (the “Underwriter Warrants”). The Underwriter Warrants provided for the purchase of up to 108,696 shares of Common Stock. The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after June 29, 2022 (the “Effective Date”) and ending five years from the Effective Date, at a price per share equal to $4.60, subject to certain adjustments. In connection with a convertible redeemable preferred stock offering in October 2022, the exercise price of the Underwriter Warrants was reduced to $3.518 per share effective October 5, 2022 and further reduced to $0.88 per share effective January 27, 2023 as a result of the lowering of the conversion price for the Convertible Notes in connection with the Exchange Agreements. The Underwriter Warrants may be transferred by the Underwriter without restriction during the same period.

As of March 31, 2023, a total of 45,652,174 warrants exercisable for 2,282,609 shares of Common Stock remain outstanding from the 2022 Unit Offering including 43,478,261 Common Warrants exercisable for 2,173,913 shares of Common Stock and 2,173,913 Underwriter Warrants exercisable for 108,696 shares of Common Stock. In accordance with our policy, we assessed the warrants issued in connection with the 2022 Unit Offering and determined that there are no instances outside of the Company’s control that could require cash settlement. In addition, we determined that the warrants issued in connection with the 2022 Unit Offering do not meet the definition of a derivative as they are indexed to the Company’s Common Stock and they satisfy all of the additional qualifications to be classified within equity. Through March 31, 2023, the Common Warrants and Underwriter Warrants remain classified within equity.

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

Upon completion of the Mergers between MTech and MJF on June 17, 2019, the MTech Public Warrants and the MTech Private Warrants were converted to the 2019 Public Warrants and Private Warrants, respectively, at an exchange ratio of one-for-one to a warrant to purchase one share of Akerna’s Common Stock with identical terms and conditions. Concurrent with our 20-for-1 reverse stock split during the fourth quarter of 2022, the exchange ratio of the 2019 Public Warrants and the Private Warrants was changed to 20 warrants for one share of Common Stock. The Private Warrants have contingent exercise provisions such that when the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company. Accordingly, the requirements for accounting for the Private Warrants as equity are not satisfied and the Private Warrants have been reflected on our consolidated balance sheets as a derivative liability and are not included the summary of outstanding warrants presented below .

Outstanding Warrants

The following table summarizes our warrants outstanding as of the dates presented:

	Exercise Price	Expiration Date	Balance as of December 31, 2022	Issued	Exercised	Expired	Balance as of March 31, 2023
2019 Public Warrants (1)	$230.00	6/19/2024	5,813,804	—	—	—	5,813,804
2022 Unit Offering
Common Warrants (2)	$4.60	6/29/2027	43,478,261	—	—	—	43,478,261
Underwriter Warrants (2)	$4.60	6/29/2027	2,173,913	—	—	—	2,173,913
			51,465,978	—	—	—	51,465,978

(1) The 2019 Public Warrants are exercisable for 290,690 shares of Common Stock at $230.00 per share or a ratio of 20 warrants for one share of Common Stock.

(2) The Common Warrants and Underwriter Warrants are exercisable for a combined amount of 2,282,609 shares of Common Stock at $0.88 per share or a ratio of 20 warrants for one share of Common Stock.

Note 10 – Fair Value

Fair Value Option Election – Convertible Notes

We elected to account for the Senior Convertible Notes by applying the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at its estimated fair value on a recurring basis at each reporting period date. The change in estimated fair value resulting from changes in instrument-specific credit risk is recorded in other comprehensive income as a component of equity. The remaining estimated fair value adjustment is presented as a single line item within Other (expense) income in our condensed consolidated statements of operations under the caption, Change in fair value of convertible notes.

For the Senior Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following represents a reconciliation of the fair values for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Fair value balance at beginning of period	$14,607,000	$17,305,000
Principal payments in cash and Common Stock	(6,314,457)	(3,300,000)
Change in fair value reported in the statements of operations	155,457	1,433,000
Change in fair value reported in other comprehensive loss	14,000	(101,000)
Fair value balance at end of period	$8,462,000	$15,337,000

The estimated fair value of the Senior Convertible Notes was computed using Monte Carlo simulations, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP. The unobservable inputs utilized for measuring the fair value of the Senior Convertible Notes reflect our assumptions about the assumptions that market participants would use in valuing the Senior Convertible Notes as of its issuance date and subsequent reporting periods.

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Models:

Fair Value Assumptions - Convertible Notes	March 31, 2023	December 31, 2022
Face value principal payable	$8,348,270	$14,662,727
Original conversion price	$4.75	$4.75
Value of Common Stock	$0.80	$0.69
Expected term (years)	1.6	1.8
Volatility	99%	77%
Market yield	43.0%	44.3 to 43.9%
Risk free rate	4.2%	4.4%
Issue date	October 5, 2021	October 5, 2021
Maturity date	October 5, 2024	October 5, 2024

Fair Value Measurement – Private Warrants

For the Private Warrants, which are classified as derivative liabilities on our condensed consolidated balance sheets and are measured at fair value categorized within Level 3 of the fair value hierarchy, the following represents a reconciliation of the fair values for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Fair value balance at beginning of period	$—	$63,178
Change in fair value reported in the statements of operations	—	(18,051)
Fair value balance at end of period	$—	$45,127

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

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	March 31, 2023		December 31, 2022
Number of Private Warrants	225,635		225,635
Original conversion price	$230.00		$230.00
Value of Common Stock	$0.80		$0.69
Expected term (years)	1.21		1.46
Volatility	NM	%	NM	%
Risk free rate	NM	%	NM	%

Fair Value Measurement – 2022 Unit Offering Common and Underwriter Warrants

The fair value of the Common warrants and Underwriter warrants issued in connection with our 2022 Unit Offering represent a measurement within Level 3 of the fair value hierarchy and were estimated based on the following key inputs as of the date of the 2022 Unit Offering:

Fair Value Assumptions - 2022 Common and Underwriter Warrants	July 5, 2022
Exercise price	$4.60
Expected term (years)	5.0
Volatility	136.9%

We utilized a Black-Scholes-Merton option pricing model, which incorporates significant inputs, specifically the expected volatility, that are not observable in the market, and thus represents a Level 3 measurement as defined in GAAP. The unobservable inputs utilized for measuring the fair value of the Common and Underwriter Warrants reflect our estimates regarding the assumptions that market participants would have used in valuing the Warrants as of the date of the 2022 Unit Offering or July 5, 2022. The fair value of the Common Warrants and Underwriter Warrants was recorded in equity as a component of the net proceeds received from the 2022 Unit Offering (see Note 9).

Note 11 – Earning per Share

During the three months ended March 31, 2023 and 2022, we used the two-class method to compute net loss per share because we issued securities other than common stock that are economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna Common Stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for our acquired ownership interest in Ample. The two-class method requires earnings for the period to be allocated between the Common Stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

Diluted net loss per common share is calculated under the two-class method by giving effect to all potentially dilutive common stock equivalents, including warrants, restricted stock, restricted stock units, and shares of common stock issuable upon conversion of our Senior Convertible Notes. We analyzed the potential dilutive effect of any outstanding convertible securities under the “if-converted” method, in which it is assumed that the outstanding Exchangeable Shares and the Senior Convertible Notes, are converted to shares of Common Stock at the beginning of the period or date of issuance, if later. We report the more dilutive of the approaches (two-class or if-converted) as the diluted net loss per share during the period. The dilutive effect of unvested restricted stock and restricted stock units is reflected in diluted loss per share by application of the treasury stock method and is excluded when the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2023	2022
Shares issuable upon exchange of Exchangeable Shares	14,252	15,343
Shares of common stock issuable upon conversion of convertible notes	1,757,531	618,519
Warrants
2019 Public Warrants	290,690	290,690
2022 Unit Offering - Common Warrants	2,173,913	—
2022 Unit Offering - Underwriter Warrants	108,696	—
Unvested restricted stock units	9,350	31,392
Unvested restricted stock awards	—	334
Total	4,354,432	956,278

Note 12 – Discontinued Operations

During the quarter ended December 31, 2022, we committed to a strategic shift in our business strategy for 2023 and beyond including the sale of 365 Cannabis and LCA, or the Discontinued Group. Subsequent to the sales of 365 Cannabis and LCA that were completed in January 2023, we have no future involvement or relationships with these businesses. As a result of these actions, the assets and liabilities and results of operations of the Discontinued Group have been classified as held for sale and discontinued operations, respectively, for all periods presented.

The following table presents the major classes of assets and liabilities of the Discontinued Group:

As of December 31,
2022
Cash and restricted cash	$305,500
Accounts receivable, net	112,444
Prepaid expenses & other current assets	578,393
Fixed assets	63,764
Capitalized software, net	828,555
Intangible assets, net	3,241,372
Total assets held for sale	$5,130,028

Accounts payable, accrued expenses and other current liabilities	$1,034,426
Deferred revenue	994,713
Deferred revenue, noncurrent	217,083
Total liabilities held for sale	$2,246,222

The following table summarizes the results of operations of the Discontinued Group:

	Three Months Ended March 31,
	2023	2022
Revenue	$214,346	$2,705,761
Cost of revenue	10,119	680,662
Gross profit	204,227	2,025,099
Product development	117,500	389,614
Sales and marketing	171,753	1,184,979
General and administrative	4,032	648,101
Depreciation and amortization	24,507	511,947
Impairment of long-lived assets	—	31,420
Other expense	(1,833)	—
Loss from discontinued operations before income taxes	(115,398)	(740,962)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	(115,398)	(740,962)
Gain on sale of discontinued operations, net of tax	212,601	—
Net gain (loss) from discontinued operations, net of tax	$97,203	$(740,962)

The impairment of long-lived assets for the three months ended March 31, 2022 is attributable to goodwill associated with LCA. We recognized a gain on the disposition of the Discontinued Group as the sum of the cash proceeds received, or $0.6 million, and the termination and release of the Earn-out Obligation, or $2.3 million, exceeded the carrying values of $2.7 million attributable to the net assets of the Discontinued Group upon their dispositions in January 2023. While there were none during the three months ended March 31, 2023, the Discontinued Group incurred capital expenditures for capitalized software assets of $0.3 million for the three months ended March 31, 2022. There were no material non-cash investing and financing activities attributable to the Discontinued Group for the three months ended March 31, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Akerna Corp., herein referred to as “we”, “us”, “our,” the  “Company” or “Akerna”, through our wholly-owned subsidiaries MJ Freeway, LLC (“MJF”), Ample Organics, Inc. (“Ample”), Trellis Solutions, Inc. (“Trellis”),  solo sciences, inc. (“Solo”) and Viridian Sciences Inc. (“Viridian”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q including all exhibits hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this Quarterly Report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our merger transaction (the “Merger”) with Gryphon Digital Mining Inc. (“Gryphon”) is subject to a number of risks, including risks regarding whether the Merger will be completed, the timing for completion and the market price of the common stock following completion of the Merger;
●	our sale transaction (the “Sale Transaction”) with MJ Freeway Acquisition Co (“MJA”), a subsidiary of Alleaves, Inc., (“Alleaves”) is subject to a number of risks, including risks regarding whether the Sale Transaction will be completed and the timing for completion;
●	our ability to continue as a going concern and manage our cash flow;
●	our ability to sustain revenues, to achieve or maintain profitability, and to effectively manage our growth;
●	our short operating history makes it difficult to evaluate our business and future prospects;
●	our dependence on the commercial success of our clients, the continued growth of the cannabis industry and the regulatory environment in which the cannabis industry operates
●	our ability to attract new clients on a cost-effective basis and the extent to which existing clients renew and upgrade their subscriptions;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions;
●	our ability to respond to changes within the cannabis industry, including legal and regulatory changes;
●	the effects of adverse changes in, or the enforcement of, federal laws regarding our clients’ cannabis operations or our receipt of proceeds from such operations;
●	our ability to manage unique risks and uncertainties related to government contracts;
●	our ability to manage and protect our information technology systems;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to deliver our solutions to clients without disruption or delay;
●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
●	our ability to expand our international reach;
●	our ability to retain or recruit officers, key employees, and directors;
●	our ability to raise additional capital or obtain financing in the future;
●	our response to adverse developments in the general market, business, economic, labor, regulatory, and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;
●	our response to competitive risks;
●	our ability to protect our intellectual property;
●	the market reaction to negative publicity regarding cannabis;
●	our ability to manage the requirements of being a public company;
●	our ability to service our convertible debt and meet ongoing covenants;
●	risks related to our shares of common stock remaining listed on the Nasdaq Capital Market;
●

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 20, 2023 under Part I, Item 1A, “Risk Factors.”

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

Business Overview

Akerna is a leading provider of software solutions within the cannabis industry that enable regulatory compliance and inventory management through our wholly-owned subsidiaries MJF, Ample, Trellis, Solo and Viridian. Our proprietary suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We also develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, Trellis®, Ample and Viridian to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Our MJF, Ample, Solo and Trellis solutions are considered non-enterprise offerings (“Non-Enterprise”) that meet the needs of our small and medium business (“SMB”) and government regulatory agency customers  while our Viridian solutions are considered enterprise offerings (“Enterprise”). We offer our software solutions to our customers as a subscription-based service. Subscription fees are based upon the chosen package which includes differentiated platform capabilities, support and user accounts. As customers recognize the value of our platform, we increasingly engage with them to facilitate broad adoption across other parts of their business.

As discussed in further detail below, we committed to a strategic shift in business strategy that resulted in the disposition and sale of two of our business units, The NAV People, Inc. d.b.a. 365 Cannabis (“365 Cannabis”) and Last Call Analytics (“LCA”), in January of 2023. The sale of 365 Cannabis in addition to the planned discontinuation of Viridian represents our exit from the Enterprise software business. The sale of LCA, also in January 2023, represents a sale of certain non-core assets in advance of the Sale Transaction for our remaining SMB and government regulatory software service business conducted through MJF and Ample. Absent any offers for the acquisition of our Solo and Trellis platforms prior to the end of the second quarter of 2023, we plan to discontinue these business units as their contracts with existing clients expire in the second quarter of 2023.

Key Developments

The following general business developments had or may have a significant impact on our results of operations, financial position and cash flows.

Strategic Shift in Business Strategy

During the fourth quarter of 2022, we committed to a number of significant actions described below that collectively represent a strategic shift in our business strategy for 2023 and beyond.

Exiting the Enterprise Software Business

The development of our Enterprise software business unit, which began with the acquisitions of Viridian and 365 Cannabis in 2021, did not achieve a sustainable scale in a timely manner consistent with our original plans. Accordingly, we committed to an effort to market this business unit during the fourth quarter and on January 11, 2023, we completed the sale of 365 Cannabis to 365 Holdco (the “Buyers”) pursuant to a stock purchase agreement (the “365 SPA”) for (i) cash in the amount of $0.5 million and the (ii) the termination and release of our obligation to the Buyers for contingent consideration in connection with our original acquisition of 365 Cannabis from the Buyers in 2021(the “Earn-out Obligation”) In accordance with the 365 SPA, we and the Buyers agreed that the value of the Earn-out Obligation was $2.3 million for purposes of the sale of 365 Cannabis and was reflected on our condensed consolidated balance sheets as Contingent consideration payable on December 31, 2022.

While we explored similar sale options for Viridian, we were unable to commit to any definitive transaction. Accordingly, we informed Viridian’s customers that we do not plan to continue software and support services beyond the date of existing contracts, all of which expire during the first half of 2023. With the sale of 365 Cannabis and our commitment to wind down the operations of Viridian, we have effectively exited the Enterprise software business. Accordingly, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Viridian in connection with our contractual commitments.

Disposal of Non-Core SMB Software Products and Brands

In addition to the our exit from the Enterprise software business, we initiated efforts to explore a sales process for the non-core components and brands of our SMB/Non-Enterprise business unit, including Trellis, a cultivation and compliance software platform, Solo, a seed-to-sale tagging and tracking software platform and LCA, a retail analytics platform and wholly-owned subsidiary of Ample. On January 31, 2023, we completed the sale of LCA for cash in the amount of $0.1 million. While we pursued sale opportunities for Trellis and Solo, we were ultimately unable to commit to any definitive transactions. Accordingly, we have communicated with the remaining customers of those businesses that we will discontinue software service and support upon the expiration of existing contracts during the first half of 2023. Similar to Viridian, as discussed above, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Solo and Trellis in connection with our contractual commitments.

Exit Strategy

With the completion of the sales of 365 Cannabis and LCA and the commitment to effectively discontinue and wind down the operations and service associated with Viridian, Solo and Trellis, our remaining core SMB and governmental business unit is comprised of MJF and Ample. Concurrent with the actions described above, we entered into letters of intent with two unrelated parties in the fourth quarter of 2022 to (i) explore the sale of our remaining core SMB and governmental business unit and (ii) realize the potential value of our publicly-held holding company through a merger or similar transaction. Collectively, pursuit of these transactions reflects our intention to fully exit the SaaS industry.

On January 27, 2023, we entered into a securities purchase agreement (“MJF-Ample SPA”) with POSaBIT Systems Corp (“POSaBIT”) to sell MJF and Ample for $4.0 million in cash. Subsequently, we received a superior offer from Alleaves, as described below, which was presented to POSaBIT for an opportunity to match or exceed Alleave’s offer in accordance with the MJF-Ample SPA. POSaBIT ultimately declined to present a counter-offer and on April 5, 2023, we terminated the MJF-Ample SPA. As a result of the termination, Akerna owes POSaBIT a termination fee of $140,000 and payment of up to $60,000 in reasonable fees and expenses.

On April 28, 2023, we entered into a securities purchase agreement (the “SPA”) with MJA, a subsidiary of Alleaves. Upon the terms and subject to the satisfaction of the conditions described in the SPA, including approval of the transaction by Akerna’s stockholders, Akerna will sell MJF and Ample to MJA (the “Sale Transaction”) for a purchase price of $5.0 million, consisting of $4.0 million in cash at closing and a loan by MJA to Akerna in the principal amount of $1.0 million evidenced by a note and security documents (as described in detail below) with such note to be deemed paid in full upon closing. The purchase price is subject to adjustment at closing of the Sale Transaction attributable to variances from target working capital (as set forth in the SPA) and further adjustment post-closing upon delivery of a post-closing statement by MJA within 75 days after the closing subject to a $0.5 million cap on any post-closing working capital adjustments. The closing of the Sale Transaction is subject to customary closing conditions as well as the required approval of the stockholders of Akerna and the simultaneous closing of the merger transaction, as described below. The obligation of MJA to close on the Sale Transaction is also subject to satisfaction of certain additional conditions regarding employee retention and contractual matters associated with MJF’s and Ample’s customers, among others. Under the SPA, Akerna and MJA have agreed to provide limited indemnification to each other with respect to certain tax matters, in each case capped at a maximum amount of $0.5 million. We or MJA may terminate the SPA upon mutual consent and either party may terminate the SPA unilaterally under certain conditions as described in the SPA. In the event that MJA or Akerna terminates the SPA pursuant to certain of the sections set forth above, Akerna will be required to pay MJA a termination fee of $290,000 and reimburse MJA for its reasonable fees and expenses up to $60,000.

On January 27, 2023, we entered into an agreement and plan of merger (the “Merger Agreement”) with Gryphon and Akerna Merger Co. (“Akerna Merger”). Upon the terms and subject to the satisfaction of the conditions provided in the Merger Agreement, including the approval of the transaction by Akerna’s and Gryphon’s stockholders, the Merger will be effectuated with Akerna Merger merging with and into Gryphon, with Gryphon surviving the Merger as a wholly-owned subsidiary of Akerna. Following the closing of the Merger, the former Gryphon and Akerna stockholders immediately before the Merger are expected to own approximately 92.5 percent and 7.5 percent, respectively, of the outstanding capital stock on a fully diluted basis. Upon completion of the Merger, Akerna will change its name to Gryphon Digital Mining, Inc. The closing of the Merger is subject to customary closing conditions including the required approval of the stockholders of Akerna and Gryphon, the approval of the Nasdaq Capital Market (the “Nasdaq Market”) of the continued listing of Gryphon after the closing of the Merger and the simultaneous closing of the Sale Transaction, among others. We and Gryphon may terminate the Merger upon mutual consent and either party may terminate the Merger unilaterally under certain conditions. In the event either party terminates the Merger pursuant to certain conditions, we will be required to pay Gryphon a termination fee of $275,000 less any reimbursed expenses. The Merger is expected to be treated by Akerna as a reverse merger, or a change of control, whereby the stockholders of Gryphon will have majority ownership and control of Akerna after the transaction is complete.

Exchange Agreements

In connection with and in support of the Sale Transaction and the Merger, we and each of the holders of the Senior Convertible Notes entered into exchange agreements (the “Exchange Agreements”) whereby the holders would ultimately convert the principal amounts of each of their note holdings to a level that would represent 19.9 percent of the outstanding shares of our common stock, $0.0001 par value (“Common Stock”) prior to the closing of the Sale Transaction and the Merger. Immediately prior to the stockholder vote required for the closing of those transaction, the remaining Senior Convertible Notes outstanding would be converted into a special class of exchangeable preferred stock to facilitate the required stockholder vote and then be converted into shares of our Common Stock subject to the Merger. For a limited period, the conversion price of the Senior Convertible Notes was lowered to $1.20 per share from $4.75 per share. During the three months ended March 31, 2023,  the holders of the Senior Convertible Notes converted a total of $1.4 million of principal for 1,164,251 shares of Common Stock at the lowered price of $1.20 per share. We anticipate scheduling a meeting of stockholders during the third quarter of 2023 to approve the Sale Transaction and the Merger and we expect these transactions to close shortly thereafter.

Secured Note and Ancillary Agreements

On May 3, 2023, we received a loan in the amount of $1.0 million from MJA in connection with the Sale Transaction. Accordingly, we and MJA entered into a $1.0 million secured promissory note (the “MJA Note”). The MJA Note bears simple interest at the rate of ten percent (10%) per annum from the date of issuance until repayment of the MJA Note which will be due and payable on April 28, 2024, or, upon completion Sale Transaction, in which case the MJA Note shall be deemed paid in full. Akerna’s obligations under the MJA Note have been secured pursuant to a Security and Pledge Agreement (the “Security Agreement”). The Security Agreement creates a security interest in all of the personal property of Akerna and certain of its subsidiaries. In addition, certain subsidiaries of Akerna entered into a guaranty agreement with MJA (the “Guaranty Agreement”) under which they will guarantee the obligations of the Company under the Security Agreement and the MJA Note.

In connection to the MJA Note, the Security Agreement, and the Guaranty Agreement (collectively, “New Note Transaction Documents”) and solely to permit Akerna to issue the MJA Note and execute and perform its obligations under the New Note Transaction Documents and a Subordination Agreement (as defined below), each of the holders (each, a “Holder”) of the Senior Convertible Notes issued pursuant to a Securities Purchase Agreement dated October 5, 2021 (“2021 SPA”) agreed to waive the prohibition on issuing indebtedness other than Permitted Indebtedness (as defined in the Senior Convertible Notes) pursuant to Section 14(b) of the Senior Convertible Notes and the prohibition permitting Liens (as defined in the Senior Convertible Notes) to exist other than Permitted Liens (as defined in the Senior Convertible Notes) pursuant to Section 14(c) of the Senior Convertible Notes and Section 5(g)(v) of the 2021 SPA (the “Waiver”). In connection to the New Note Transaction Documents, MJA, Akerna, and HT Investments MA LLC (the “Senior Agent”, together with the Holders, the “Senior Creditors”), as collateral agent under the 2021 SPA, each on behalf of the respective Holders, entered into a subordination and intercreditor agreement (the “Subordination Agreement”), whereby the parties agreed that the payment of any and all obligations, liabilities and indebtedness of every nature of Akerna, its applicable subsidiary and/or affiliates from time to time owed to MJA under the Subordinated Debt Documents (as defined in the Subordination Agreement) will be subordinate and subject in right and time of payment, to the prior payment in full of all obligations under the Senior Convertible Notes.

Financial Reporting and Classification

As a result of the corporate actions described above, 365 Cannabis and LCA (together, the “Discontinued Group”) met the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly. the assets and liabilities of these entities have been classified and reflected on our condensed consolidated balance sheets as “held for sale” as of December 31, 2022, and their results of operations and the effect of their sales  have been classified as “discontinued operations” in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. Certain financial disclosures including major components of the assets and liabilities and results of operations of the Discontinued Group are provided in Note 12 to the condensed consolidated financial statements. Our core SMB and governmental business unit (MJF and Ample), the businesses for which we have committed to terminate operations (Viridian, Solo and Trellis) and our publicly-held parent holding company (Akerna Corp.) comprise our continuing operations. Collectively, these entities have been presented as continuing operations for all periods presented herein and until such time that stockholder approval is received for the Sale Transaction and the Merger.

The results of operations of our discontinued operations and the assets and liabilities of these operations that are held for sale and certain other additional disclosures are provided in Note 12 to the condensed consolidated financial statements.

Components of  Results of Operations

Revenue

Historically, we have generated revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 100 percent and 90 percent of our revenue for the three months ended March 31, 2023 and 2022, respectively.  While there was no revenue from consulting services during the three months ended March 31, 2023, approximately 10 percent of our revenues were derived from consulting for the three months ended March 31, 2022.

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

Consulting. Consulting services revenue is generated by providing solutions for prospective and current cannabis, hemp and CBD business operators in the pre-application of licensures and pre-operational phases of development. These services include application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidify us as the software vendor of choice for subsequent operational phases once the operator is granted the license. As a result, our consulting revenue is driven as new emerging states pass legislation, and as our client-operators gain licenses.

Other Revenue. Our other revenue is derived primarily from point-of-sale hardware and other non-recurring revenue.

Cost of Revenue and Operating Expenses

Cost of Revenue. Our cost of revenue is derived from direct costs associated with operating our commercial and government regulatory software platforms and providing consulting services. The cost of revenue for our commercial and government regulatory platforms relates primarily to hosting and infrastructure costs and subcontractor expenses incurred in connection with certain government contracts. Consulting cost of revenue relates primarily to our employees’ and consultants’ salaries and other related compensation expenses. We record the cost of revenue using the direct cost method. This method requires the allocation of direct costs including support services and materials to the cost of revenue.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of the Annual Report, there have been no material changes to our critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table highlights our operating revenues and expenses attributable to our continuing operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

	Three Months Ended March 31,		Change
	2023	2022	Period over Period
Revenues:
Software	$2,596,762	$3,802,752	$(1,205,990)	(32)%
Consulting	—	427,009	(427,009)	(100)%
Other	5,927	15,319	(9,392)	(61)%
Total revenue	2,602,689	4,245,080	(1,642,391)	(39)%
Cost of revenues	1,051,081	1,523,009	(471,928)	(31)%
Gross profit	1,551,608	2,722,071	(1,170,463)	(43)%
Gross profit margin	60%	64%

Operating expenses:
Product development:	845,478	1,715,747	(870,269)	(51)%
Sales and marketing	781,491	2,051,133	(1,269,642)	(62)%
General and administrative	1,561,901	1,922,331	(360,430)	(19)%
Depreciation and amortization	291,796	1,481,444	(1,189,648)	(80)%
Impairment of long-lived assets	—	15,447,101	(15,447,101)	(100)%
Total operating expenses	3,480,666	22,617,756	(19,137,090)	(85)%

Loss from operations	$(1,929,058)	$(19,895,685)	$17,966,627	(90)%

Revenue

Software Revenue

Total software revenue declined to $2.6 million for the three months ended March 31, 2023 from $3.8 million for the three months ended March 31, 2022, for a dececrease of $1.2 million, or 32%. Software revenue accounted for substantially all of our revenues for the three months ended March 31, 2023 and approximately 90 perecnt for the three months ended March 31, 2022. The decline is primarily attributable to (i) lower continuing Leaf Data Systems revenues attributable to our two state clients and the transition of a key client’s business from implementation fees to traditional subscription service from the 2022 period to the 2023 period ($0.5 million), (ii) the effects of the planned exit from our Solo, Trellis and Viridian platforms ($0.3 million) and (iii) customer churn in our MJ Platform and Ample services partially offset by new business.

Consulting Revenue

In connection with the pending Sale Transaction and the Merger, we have de-emphasized our consulting services during the three months ended March 31, 2023 and did not generate any new business.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware, and other non-recurring revenues. Other revenue was less than one percent of total revenues for each of the three months ended March 31, 2023 and 2022, respectively.

Cost of Revenue

Our cost of revenue was $1.1 million for the three months ended March 31, 2023, compared to $1.5 million for the three months ended March 31, 2022, reflecting a decline of slightly less than $0.5 million, or 31 percent. The decrease was due primarily to the following: (i) lower hosting services and platform license costs during the 2023 period ($0.4 million) and (ii) lower salary-related and contractor and consultant costs in the 2023 period ($0.3 million) partially offset by $0.2 million of costs capitalized during the 2022 period while no such costs were capitalized during the 2023 period.

Gross Profit

Gross profit was $1.6 million for the three months ended March 31, 2023, compared to $2.7 million for the three months ended March 31, 2022, for a decrease of slightly less than of $1.2 million or 31 percent. The gross profit margin declined to 60 percent during the 2023 period from 64 percent in the 2022 period due primarily to a higher weighting of lower-margin contracts in the 2023 period as compared to the 2022 period as well as the effects of continuing to service the remianing products of Trellis, Solo and Viridian in the absence of any new revenue streams.

Operating Expenses

Product Development

Product development expense was $0.8 million for the three months ended March 31, 2023, compared to $1.7 million for the three months ended March 31, 2022, representing a decline of $0.9 million, or 51 percent. The decrease is due primarily to lower salary-related and contractor expenses in the amount of $1.3 million and $0.2 million of stock-based compensation expense. These declines were primarily attributable to the restructuring actions that we took in the second quarter of 2022 which reduced our overall headcount. The decline was partially offset by $0.6 million of costs capitalized during the 2022 period while no such costs were capitalized during the 2023 period

Sales and Marketing

Sales and marketing expense was $0.8 million for the three months ended March 31, 2023, compared to $2.1 million for the three months ended March 31, 2022, a decrease of $1.3 million, or 62 percent. These declines were due primarily to lower salary-related and contractor expenses in the amount of $1.1 million, lower trade show and related promotional expenses of $0.2 million and lower software application costs of $0.1 million. These declines were primarily attributable to the restructuring actions that we took in the second quarter of 2022 which reduced our overall headcount.. The decline was partially offset by $0.1 million of higher stock-based compensation expense during the 2023 period.

General and Administrative

General and administrative expense was $1.6 million for the three months ended March 31, 2023, compared to $1.9 million for the three months ended March 31, 2022, a decrease of slightly less than $0.4 million, or 19 percent. The decrease was due primarily to the following: (i) lower overall compensation-related and contractor costs during the 2023 period attributable to lower overall headcount and lower stock-based and performance-based incentive compensation ($0.3 million), (ii) lower recurring professional fees during the 2023 period ($0.1 million), (iii) lower occupancy and support costs during the 2023 period as we operated on a 100 percent remote basis ($0.1 million) and (iv) lower bad debt and franchise and sales and use tax expenses ($0.2 million). These declines were partially offset by $0.3 million of professional fees and related costs associated with the Sales Transaction and the Merger.

Depreciation and Amortization

Depreciation and amortization expense decreased to $0.3 million for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022, representing a decline of $1.2 million, or 80%. The decrease is due to the substantial impairments of capitalized software and intangible assets that were recorded during 2022.

Impairment of Long-lived Assets

There were no impairment charges recognized in the three months ended March 31, 2023 while we impaired goodwill associated with the Ample ($8.0 million), Solo ($6.3 million and Trellis ($1.2 million) platforms during the three months ended March 31, 2022.

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

We define EBITDA as net loss before loss from discontinued operations, net of tax, interest expense, net, changes in fair value of convertible notes, changes in fair value of derivative liability, provision for income taxes, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	impairment of long-lived assets, as this is a non-cash, non-recurring item, which affects the comparability of results of operations and liquidity;
●	stock-based compensation expense, because this represents a non-cash charge and our mix of cash and stock-based compensation may differ from other companies, which affects the comparability of results of operations and liquidity;
●	cost incurred in connection with strategic transactions including the Sale Transaction, the Merger and business combinations that are required to be expensed as incurred in accordance with GAAP, because such costs are specific to the complexity and size of the underlying transactions and these costs are not reflective of our ongoing operations;
●	restructuring charges, which includes severance costs to terminate employees in functions that have been eliminated as we believe these costs are not representative of operating performance;

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,474,628)	$(21,952,893)
Adjustments:
Loss from discontinued operations, net of tax	(97,203)	740,962
Interest expense (income)	487,316	741
Change in fair value of convertible notes	155,457	1,433,000
Change in fair value of derivative liability	—	(18,051)
Income tax expense (benefit)	—	(99,444)
Depreciation and amortization	291,796	1,481,444
EBITDA	$(1,637,262)	$(18,414,241)
Impairment of long-lived assets	—	15,447,101
Stock-based compensation expense	98,257	312,115
Strategic transaction and merger related costs	303,959	26,973
Restructuring charges	45,521	59
Adjusted EBITDA	$(1,189,525)	$(2,627,993)

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

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception in 2019 we have incurred recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. As of March 31, 2023, we had a working capital deficit of $8.5 million with $0.9 million in unrestricted cash available to fund future operations. Furthermore, on March 22 and 23, 2023, respectively, we received  two notices (the “Notices”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating (i) that the bid price of the Company’s Common Stock is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share (the “Bid Price Notice”) and (ii) the Company’s stockholders’ equity is below the minimum listing standard requirement of $2.5 million for continued listing on the Nasdaq. The Notices have no immediate effect on the continued listing status of our Common Stock on the Nasdaq, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until September 18, 2023, to regain compliance with the minimum closing bid requirement. regarding the Stockholder Equity Notice, we were provided a 45 day period in which to submit a plan to regain compliance. On May 8, 2023, we submitted the required compliance plan to the listings staff of the Nasdaq which, if accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholder Equity Notice, or September 19, 2023, to evidence compliance. We are currently waiting on a response from the Nasdaq regarding the acceptance of the compliance plan. Collectively, these factors raise substantial doubt regarding the ability of  the Company to continue as a going concern for the twelve months following the issuance of our condensed consolidated financial statements. .

As described above and in Note 1 to the consolidated financial statements, we have committed to the Sale Transaction to complete our intended exit from the SaaS industry and to the Merger as the most favorable strategic alternative for our stockholders. There can be no assurance that we will be successful in executing and completing the Sale Transaction and the Merger and obtaining sufficient funding, if necessary, on terms acceptable to us to fund continuing operations through the anticipated closing of the aforementioned transactions, if at all. Our ability to continue as a going concern is dependent upon our ability to successfully execute the aforementioned transactions. Despite the comprehensive scope of our collective plans, the inherent risks associated with their successful execution are not sufficient to overcome substantial doubt about our ability to continue as a going concern for one year from the date of issuance of our consolidated financial statements. Accordingly, if we are unable to execute our plans within the timeframe described above, we may have to reduce or otherwise curtail our continuing operations which could significantly and adversely affect our results of operations or we may determine to dissolve and liquidate our assets. If we fail to meet the financial covenants of the Senior Convertible Notes and cannot obtain a waiver from such provisions or otherwise come to an agreement with the holders of the Senior Convertible Notes, such holders may declare a default which could subject our assets to seizure and sale, negatively impacting our business. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

Our cash and restricted cash balance was $1.4 million as of March 31, 2023. Cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022
Cash (used in) provided by:
Operating activities	$(2,537,635)	$(3,585,394)
Investing activities	600,000	(647,022)
Financing activities	(4,917,405)	(5,615)
Effect of change in exchange rates on cash and restricted cash	53,364	(8,544)
Net decrease in cash and restricted cash	$(6,801,676)	$(4,246,575)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, impairments of long-lived assets, changes in the fair value of convertible notes and derivative liabilities, stock-based compensation, deferred income taxes, among other non-cash items as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities declined to $2.5 million during the three months ended March 31, 2023 from $3.6 million during the three months ended March 31, 2022 due primarily to the elimination of costs associated with salaries and benefits and related support costs as a result of the restructuring action taken during the second quarter of 2022 which lowered our overall employee headcount. In addition, the 2023 period only includes one month of cash utilization by our discontinued operations 365 Cannabis and LCA and lower activity levels for all of our continuing operations including Solo, Trellis and Viridian which we have committed to winding down in the first half of 2023.

Investing Activities

Our primary investing activities have consisted of capitalization of internal-use software necessary to deliver significant new features and functionality in our platform which provides value to our customers. Other investing activities include cash outflows related to purchases of property and equipment, and from time-to-time, the cash paid for asset and business acquisitions as well as cash received from th edisposition of assets and business units.

Net cash provided by investing activities totaled $0.6 million during the three months ended March 31, 2023, as a result of sale of the 365 Cannabis and LCA business units in January 2023. Net cash used by investing activities during the three months ended March 31, 2022, was $0.6 million which was also related to the development of our software products.

Financing Activities

Our financing activities consist primarily of proceeds from issuance of our common stock, including those through our ATM Program, repayments attributable to the Senior Convertible Notes and the value of shares withheld from the vesting of certain stock-based compensation awards.

During the three months ended March 31, 2023, we made $4.9 million of principal payments on the Senior Convertible Notes. The funds for the payments were sourced from the proceeds of the sale of our discontinued operations and from releases from the restricted cash accounts. During each of the three months ended March 31, 2023 and 2022, the value of shares withheld for income taxes from the vesting of stock-based compensation awards was less than $0.1 million, respectively.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2023 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Remediation Efforts

We are in the process of executing our remediation plans to address the material weakness described above. As of  March 31, 2023, we have:

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 20, 2023 .

Risks Related to Our Common Stock

If our common stock is delisted from Nasdaq, the liquidity and price of our common stock could decrease and our ability to obtain financing could be impaired.

On March 22, 2023, we received a notification letter from The Nasdaq Stock Market stating that we are not in compliance with the minimum bid price requirement, which requires our listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The notification stated that we have a compliance period of 180 calendar days, or until September 18, 2023, to regain compliance with the Minimum Bid Price Requirement. If at any time during this 180-day compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days, then the Nasdaq Stock Market will provide us with written confirmation of compliance and the matter will be closed.

If compliance cannot be demonstrated by September 18, 2023, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards on the Nasdaq Capital Market (except the bid price requirement). In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. If we are not granted an additional 180-day compliance period, then Nasdaq will provide written notification that our securities will be subject to delisting. At that time, we may appeal the determination to delist our securities to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing requirements.

On March 23, 2023, we received notice from The Nasdaq Stock Market advising us that it is not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). In our Annual Report on Form 10-K for the year ended December 31, 2022, Akerna reported stockholders’ equity of ($4,825,528), which is below the Stockholders’ Equity Requirement for continued listing.

Pursuant to the notice, Nasdaq provided us 45 calendar days, or until May 8, 2023, to submit to Nasdaq a plan to regain compliance. We submitted our plan on May 8, 2023 and it is under review by the staff of the Nasdaq.

There can be no assurance that our plan will be accepted or that if it is, we will be able to regain compliance. If our plan to regain compliance is not accepted, or if it is and Akerna does not regain compliance within 180 days from the date of Nasdaq’s letter, or if Akerna fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Report on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended March 31, 2023.

During the quarter ended March 31, 2023, the Company did not repurchase any of its Common Shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1+	Agreement and Plan of Merger, dated as of January 27, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.2 on Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.2+	Securities Purchase Agreement dated April 28, 2023, by and among Akerna, Akerna Exchange and MJA (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
2.3	Form of Voting and Support Agreement by and between certain stockholders named therein and Gryphon (incorporated by reference to Exhibit 2.4 on Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.4	Form of Lender Support Letter for Merger (incorporated by reference to Exhibit 2.6 on Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.5	Form of Voting and Support Agreement, dated April 28, 2023, by and between certain stockholders named therein and MJA (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
2.6	Form of Lender Support Letter for Sale Transaction (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed byAkerna on May 1, 2023)
2.7	First Amendment to Agreement and Plan of Merger dated April 28, 2023 by and among Akerna, Akerna Merger Co. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 on Quarterly Report on Form 10-Q filed by Akerna on November 14, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by Akerna on November 14, 2022)
3.3	Certificate of Designation for the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Akerna on July 8, 2020)
3.4	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Akerna’s Current Report on Form 8-K filed with the Commission on October 3, 2022)
3.5	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Akerna’s Current Report on Form 8-K filed with the Commission on October 3, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
4.4	Stock Purchase Agreement, dated September 13, 2021, relating to the 365 Cannabis acquisition (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on September 21, 2021)
4.5	Securities Purchase Agreement, dated October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.6	Form of Secured Convertible Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.7	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.8	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.9	Amendment and Waiver Agreement dated June 30, 2022 to the Securities Purchase Agreement dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q as filed by Akerna on August 12, 2022)
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.10 to Akerna Corp’s Form S-1 as filed with the Commission on June 29, 2022)
4.11	Form of Warrant (incorporated by reference to Exhibit 4.9 to Akerna Corp’s post-effective amendment to Form S-1 as filed with the Commission on July 1, 2022)
4.12	Form of Underwriter’s Warrants (incorporated by reference to Exhibit 4.11 to Akerna Corp’s post-effective amendment to Form S-1 as filed with the Commission on July 1, 2022)
4.13	Waiver dated September 27, 2022 by and between Akerna Corp. and the Holders in accordance with the Securities Purchase Agreement dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to Akerna Corp.’s Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2022)
4.14	Amendment No. 1 to the Exchangeable Share Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by Akerna on November 18, 2022)
4.15+	Form of Secured Promissory Note, dated April 28, 2023, by and among Akerna, Akerna Exchange, and MJA (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.16+	Form of Security and Pledge Agreement, by and among Akerna, MJA and the other parties thereto dated April 28, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.17	Form of Guaranty Agreement, by and among certain subsidiaries of Akerna and MJA, dated April 28, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.18	Subordination and Intercreditor Agreement, by and among MJA, Akerna, and HT Investments MA LLC, dated April 28, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.19	Waiver, by and among Akerna and certain note holders, dated April 28, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
10.1	Exchange Agreement, dated January 27, 2023, by and among Akerna and certain lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 27, 2023)
10.2	Form of Repricing Letter, dated January 27, 2023, by and among Akerna and certain lenders (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 27, 2023)
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101

XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Jessica Billingsley, Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2023

By:	/s/ L. Dean Ditto
L. Dean Ditto, Chief Financial Officer (Principal Financial and Accounting Officer)

May 15, 2023

