Form 10-Q
period 2023-09-30
Akerna Corp.
filed 2023-11-14
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 10,252,018 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

AKERNA CORP.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$209,577	$877,755
Restricted cash	—	7,000,000
Accounts receivable, net	252,951	674,626
Prepaid expenses and other current assets	780,618	1,209,623
Assets held for sale	—	5,130,028
Total current assets	1,243,146	14,892,032

Fixed assets, net	27,425	48,879
Capitalized software, net	213,766	654,556
Intangible assets, net	1,880,000	2,164,722
Goodwill	816,200	1,708,303
Total assets	$4,180,537	$19,468,492

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable, accrued expenses and other accrued liabilities	$4,326,727	$4,426,419
Contingent consideration payable	—	2,283,806
Current portion of deferred revenue	469,874	568,771
Current portion of long-term debt	7,733,271	13,200,000
Liabilities held for sale	—	2,246,222
Total current liabilities	12,529,872	22,725,218

Deferred revenue, noncurrent	—	161,802
Long-term debt, less current portion	849,729	1,407,000
Total liabilities	13,379,601	24,294,020

Commitments and contingencies (Note 8)	—	—

Stockholders’ deficit
Preferred stock, par value $0.0001; 5,000,000 shares authorized, 1 share special voting preferred stock issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of September 30, 2023 and December 31, 2022, with $1 preference in liquidation; exchangeable shares, no par value, 249,504 and 285,672 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,907,941	2,185,391
Common stock, par value $0.0001; 150,000,000 shares authorized, 10,002,018 and 4,602,780 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,000	460
Additional paid-in capital	164,314,084	160,207,367
Accumulated other comprehensive income	295,274	347,100
Accumulated deficit	(175,717,363)	(167,565,846)
Total stockholders’ deficit	(9,199,064)	(4,825,528)
Total liabilities and stockholders’ deficit	$4,180,537	$19,468,492

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months September 30,
	2023	2022	2023	2022
Revenue
Software	$2,069,845	$2,980,926	$6,909,399	$10,150,011
Consulting	6,200	76,500	46,000	618,809
Other revenue	6,508	6,953	17,710	30,315
Total revenue	2,082,553	3,064,379	6,973,109	10,799,135
Cost of revenue	974,711	1,476,787	2,988,688	4,175,056
Gross profit	1,107,842	1,587,592	3,984,421	6,624,079
Operating expenses
Product development	649,070	959,186	2,153,834	3,950,305
Sales and marketing	566,147	954,759	1,977,996	4,984,983
General and administrative	1,401,101	1,830,663	4,458,949	6,409,564
Depreciation and amortization	176,715	1,551,480	746,966	4,475,485
Impairment of long-lived assets	892,103	—	892,103	30,562,944
Total operating expenses	3,685,136	5,296,088	10,249,849	50,383,281
Loss from operations	(2,577,294)	(3,708,496)	(6,265,427)	(43,759,202)
Other (expense) income
Interest (expense) income, net	(202,644)	(395,422)	(917,015)	(609,150)
Change in fair value of convertible notes	185,000	(1.113,000)	(863,457)	(2,840,000)
Change in fair value of derivative liability	—	2,256	—	54,153
Other expense, net	—	—	9,781	—
Total other (expense) income	(17,644)	(1,506,166)	(1,770,691)	(3,394,997)

Net loss from continuing operations before income taxes	(2,594,938)	(5,214,662)	(8,036,118)	(47,154,199)
Income tax benefit on continuing operations	—	40,666	—	268,152
Net loss from continuing operations	(2,594,938)	(5,173,996)	(8,036,118)	(46,886,047)
Net gain (loss) from discontinued operations	—	2,869,908	(115,398)	(6,936,881)
Net loss	$(2,594,938)	$(2,304,088)	$(8,151,516)	$(53,822,928)

Basic and diluted weighted average common shares outstanding	8,195,393	3,883,847	6,486,669	2,421,262
Basic and diluted loss per common share from continuing operations	$(0.32)	$(1.33)	$(1.24)	$(19.36)
Basic and diluted earnings (loss) per common share from discontinued operations	$—	$0.74	$(0.02)	$(2.87)
Basic and diluted loss per common share	$(0.32)	$(0.59)	$(1.26)	$(22.23)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended Sept 30,
	2023	2022	2023	2022
Net loss	$(2,594,938)	$(2,304,088)	$(8,151,516)	$(53,822,928)
Other comprehensive (loss) income
Foreign currency translation	(38,829)	27,676	(9,826)	4,505
Unrealized (loss) gain on convertible notes	(3,000)	26,000	(42,000)	290,000
Comprehensive loss	$(2,636,767)	$(2,250,412)	$(8,203,342)	$(53,528,423)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2023

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance – January 1, 2023	285,672	$2,185,391	4,602,780	$460	$160,207,367	$347,100	$(167,565,846)	$(4,825,528)
Conversion of exchangeable shares to common stock	(640)	(4,896)	32	—	4,896	—	—	—
Settlement of convertible notes	—	—	1,164,251	116	1,396,985	—	—	1,397,101
Stock-based compensation	—	—	—	—	109,133	—	—	109,133
Issuance of common stock upon vesting of restricted stock units	—	—	587	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	20,429	—	20,429
Unrealized loss on convertible notes	—	—	—	—	—	(14,000)	—	(14,000)
Net loss	—	—	—	—	—	—	(2,474,628)	(2,474,628)
Balance – March 31, 2023	285,032	$2,180,495	5,767,650	$576	$161,718,381	$353,529	$(170,040,474)	$(5,787,493)
Conversion of exchangeable shares to common stock	(32,808)	(250,981)	1,640	1	250,980	—	—	—
Settlement of convertible notes	—	—	230,000	23	114,977	—	—	115,000
Stock-based compensation	—	—	—	—	108,477	—	—	108,477
Shares issued in a private placement offering	—	—	1,000,000	100	499,900	—	—	500,000
Foreign currency translation adjustments	—	—	—	—	—	8,574	—	8,574
Unrealized loss on convertible notes	—	—	—	—	—	(25,000)	—	(25,000)
Net loss	—	—	—	—	—	—	(3,081,951)	(3,081,951)
Balance – June 30, 2023	252,224	$1,929,514	6,999,290	$700	$162,692,715	$337,103	$(173,122,425)	$(8,162,393)
Conversion of exchangeable shares to common stock	(2,720)	(21,57)	141	—	21,573	—	—	—
Settlement of convertible notes	—	—	3,000,000	300	1,499,700	—	—	1,500,000
Stock-based compensation	—	—	—	—	100,096	—	—	100,096
Issuance of common stock upon vesting of restricted stock units	—	—	2,587	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(38,829)	—	(38,829)
Unrealized loss on convertible notes	—	—	—	—	—	(3,000)	—	(3,000)
Net loss	—	—	—	—	—	—	(2,594,938)	(2,594,938)
Balance – September 30, 2023	249,504	$1,907,941	10,002,018	$1,000	$164,314,084	$295,274	$(175,717,363)	$(9,199,064)

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2022

(unaudited)

	Special Voting Preferred Stock		Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – January 1, 2022	309,286	$2,366,038	1,550,094	$155	$146,030,203	$61,523	$(88,508,236)	$59,949,683
Conversion of exchangeable shares to common stock	(2,434)	(18,620)	122	—	18,620	—	—	—
Settlement of convertible notes	—	—	169,843	17	3,299,983	—	—	3,300,000
Shares withheld for withholding taxes	—	—	(222)	—	(5,615)	—	—	(5,615)
Shares returned in connection with acquisition	—	—	(13,988)	(1)	(939,999)	—	—	(940,000)
Stock-based compensation	—	—	—	—	316,855	—	—	316,855
Issuance of common stock upon vesting of restricted stock units	—	—	2,174	—	—	—	—	—
Liabilities with shares	—	—	732	—	45,066	—	—	45,066
Foreign currency translation adjustments	—	—	—	—	—	(33,800)	—	(33,800)
Unrealized gain on convertible notes	—	—	—	—	—	101,000	—	101,000
Net loss	—	—	—	—	—	—	(21,952,893)	(21,952,893)
Balance – March 31, 2022	306,852	$2,347,418	1,708,755	$171	$148,765,113	$128,723	$(110,461,129)	$40,780,296
Conversion of exchangeable shares to common stock	(15,660)	(119,799)	783	—	119,799	—	—	—
Settlement of convertible notes	—	—	37,584	4	625,496	—	—	625,500
Shares withheld for withholding taxes	—	—	(337)	—	(7,552)	—	—	(7,552)
Shares returned in connection with the ATM offering program	—	—	90,809	9	761,169	—	—	761,178
Stock-based compensation	—	—	—	—	148,444	—	—	148,444
Issuance of common stock upon vesting of restricted stock units	—	—	3,011	—	25,000	—	—	25,000
Liabilities with shares	—	—	732	—	4,464	—	—	4,464
Foreign currency translation adjustments	—	—	—	—	—	10,629	—	10,629
Unrealized gain on convertible notes	—	—	—	—	—	163,000	—	163,000
Net loss	—	—	—	—	—	—	(29,565,947)	(29,565,947)
Balance – June 30, 2022	291,192	$2,227,619	1,841,337	$184	$150,441,933	$302,352	$(140,027,076)	$12,945,012
Common shares and warrants issued in connection with unit offering	—	—	2,17,913	217	9,178,744	—	—	9,178,961
Stock-based compensation	—	—	—	—	196,124	—	—	196,124
Issuance of common stock upon vesting of restricted stock units	—	—	8,045	1	24,999	—	—	25,000
Foreign currency translation adjustments	—	—	—	—	—	27,676	—	27,676
Unrealized gain on convertible notes	—	—	—	—	—	26,000	—	26,000
Net loss	—	—	—	—	—	—	(2,304,088)	(2,304,088)
Balance – September 30, 2022	291,192	$2,227,619	4,023,294	$402	$159,841,800	$356,028	$(142,331,164)	$20,094,685

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERNA CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(8,151,516)	$(53,822,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations, net	(212,601)	—
Credit loss expense	24,194	254,029
Stock-based compensation expense	317,706	697,377
Impairment of long-lived assets	892,103	39,600,587
Amortization of deferred contract cost	39,285	275,949
Non-cash interest expense	—	183,723
Depreciation and amortization	771,473	6,094,963
Foreign currency (gain) loss	(22,139)	4,718
Change in fair value of convertible notes	863,457	2,840,000
Change in fair value of derivative liability	—	(54,153)
Changes in operating assets and liabilities:
Accounts receivable, net	113,797	(313,176)
Prepaid expenses and other current assets	388,312	(215,228)
Accounts payable, accrued expenses and other current liabilities	109,687	1,356,709
Deferred income tax liabilities	—	(243,838)
Deferred revenue	(340,130)	(1,413,665)
Net cash used in operating activities	(5,206,372)	(10,450,906)
Cash flows from investing activities
Developed software additions	—	(3,324,029)
Fixed asset additions	—	(27,383)
Cash returned from business combination working capital settlement	—	400,000
Proceeds from sale of discontinued operations	600,000	—
Net cash provided by (used in) investing activities	600,000	(2,951,412)
Cash flows from financing activities
Value of shares withheld related to tax withholdings	(49)	(13,167)
Proceeds from unit and pre-funded unit offerings and warrants, net	—	9,178,961
Proceeds from secured loan	1,000,000	—
Principal payments of convertible notes	(4,917,356)	(1,432,273)
Proceeds received from private placement offering	500,000	—
Proceeds received from the ATM offering program, net	—	761,178
Net cash used in financing activities	(3,417,405)	(8,494,699)
Effect of exchange rate changes on cash and restricted cash	50,099	(35,984)
Net change in cash and restricted cash	(7,973,678)	(4,943,603)
Cash and restricted cash of continuing operations - beginning of period	7,877,755	13,087,627
Cash and restricted cash of discontinued operations - beginning of period	305,500	1,354,899
Cash and restricted cash - beginning of period	8,183,255	14,442,526
Cash and restricted cash of continuing operations - end of period	209,577	9,012,075
Cash and restricted cash of discontinued operations - end of period	—	486,848
Cash and restricted cash - end of period	$209,577	$9,498,923

Cash paid for interest	$787,187	$234,227
Cash paid for income taxes, net of refunds received	$—	$12,200

Supplemental disclosures of non-cash investing and financing activities:
Settlement of convertible notes in common stock	$3,012,101	$3,925,500
Conversion of exchangeable shares to common stock	277,450	138,419
Settlement of other liabilities in common stock	—	49,530
Stock-based compensation capitalized as software development	—	14,046
Vesting of restricted stock units	—	50,000
Capitalized software additions included in accounts payable	—	32,473
Termination of contingent consideration obligation in connection with sale of discontinued operations	2,283,806	—
Shares of common stock returned in connection with acquisition	—	940,000
Reduction to accrued expenses from an acquisition-related working capital settlement	—	160,000

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

While we explored similar sale options for Viridian, we were unable to commit to any definitive transaction. Accordingly, we informed Viridian’s customers that we do not plan to continue software and support services beyond the date of existing contracts, most of which expired during the first half of 2023. With the sale of 365 Cannabis and our commitment to wind down the operations of Viridian, we have effectively exited the Enterprise software business. Accordingly, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Viridian in connection with our contractual commitments. We have terminated this business during the third quarter of 2023 in connection with our exit strategy (see below).

Disposal of Non-Core SMB Software Products and Brands

In addition to the exit from the Enterprise software business, we initiated efforts to explore a sales process for the non-core components and brands of our SMB/Non-Enterprise business unit, including Trellis, a cultivation and compliance software platform, Solo, a seed-to-sale tagging and tracking software platform and Last Call Analytics (“LCA”), a retail analytics platform. On January 31, 2023, we completed the sale of LCA for cash in the amount of $0.1 million. While we pursued sale opportunities for Trellis and Solo, we were ultimately unable to commit to any definitive transactions. Accordingly, we have communicated with the remaining customers of those businesses that we will discontinue software service and support upon the expiration of existing contracts, most of which occurred during the first half of 2023. Similar to Viridian, as discussed above, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Solo and Trellis in connection with our contractual commitments. We have terminated these businesses during the third quarter of 2023 in connection with our exit strategy (see below).

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

On April 28, 2023, we entered into a securities purchase agreement (the “SPA”) with MJ Freeway Acquisition Co (“MJ Acquisition”), an affiliate of Alleaves. Upon the terms and subject to the satisfaction of the conditions described in the SPA, including approval of the transaction by Akerna’s stockholders, Akerna will sell MJF and Ample to MJ Acquisition for a purchase price of $5.0 million, consisting of $4.0 million in cash at closing and a loan by MJ Acquisition to Akerna in the principal amount of $1.0 million evidenced by a note and security documents (as described in detail below) with such note to be deemed paid in full upon closing. The purchase price is subject to adjustment at closing of the Sale Transaction attributable to variances from target working capital (as set forth in the SPA) and further adjustment post- closing upon delivery of a post-closing statement by MJ Acquisition within 75 days after the closing subject to a $0.5 million cap on any post- closing working capital adjustments. The closing of the Sale Transaction is subject to customary closing conditions as well as the required approval of the stockholders of Akerna and the closing of the Merger. The obligation of MJ Acquisition to close on the Sale Transaction is also subject to satisfaction of certain additional conditions regarding employee retention and contractual matters associated with MJF’s and Ample’s customers, among others. Under the SPA, Akerna and MJ Acquisition have agreed to provide limited indemnification to each other with respect to certain tax matters, in each case capped at a maximum amount of $0.5 million. We or MJ Acquisition may terminate the SPA upon mutual consent and either party may terminate the SPA unilaterally under certain conditions as described in the SPA. In the event that MJ Acquisition or Akerna terminates the SPA pursuant to certain of the sections set forth above, Akerna will be required to pay MJ Acquisition a termination fee of $290,000 and reimburse MJ Acquisition for its reasonable fees and expenses up to $60,000.

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

Concurrent with the signing and in support of the Sale Transaction and the Merger, we and each of the holders of the 2021 Senior Secured Convertible Notes (the “Senior Convertible Notes”) entered into exchange agreements (the “Exchange Agreements”) whereby the holders would ultimately convert the principal amounts of each of their note holdings to a level that would represent 19.9 percent of the outstanding shares of our common stock, $0.0001 par value (“Common Stock”) prior to the closing of the Sale Transaction and the Merger. Immediately prior to the stockholder vote required for the closing of those transaction, the remaining Senior Convertible Notes outstanding would be converted into a special class of exchangeable preferred stock to facilitate the required stockholder vote and then be converted into shares of our Common Stock subject to the Merger. For a limited period, the conversion price of the Senior Convertible Notes was lowered to $1.20 per share from $4.75 per share. In accordance with the Exchange Agreements and upon the occurrence of an any additional capital raising transaction, the conversion price would be adjusted accordingly. In connection with an equity offering in June 2023 (see Note 9), the conversion price was further reduced to $0.50 per share. We anticipate scheduling a meeting of stockholders during the fourth quarter of 2023 to approve the Merger and the Sale Transaction and we expect these transactions to close shortly thereafter.

First Amendment to Securities Purchase Agreement

As previously reported, on April 28, 2023, Akerna entered into a securities purchase agreement (the “SPA”) with Akerna Canada Ample Exchange Inc. (“Akerna Exchange”) and MJ Acquisition Corp. (“MJA”). Upon the terms and subject to the satisfaction of the conditions described in the SPA, including approval of the transaction by Akerna’s stockholders, Akerna will sell to MJA (or a subsidiary of MJA) all of the membership interests in MJ Freeway, LLC (“MJF”) and Akerna Exchange will sell to MJA all of the outstanding capital stock of Ample Organics Inc. (“Ample”) (jointly, such sales, the “Sale Transaction”).

On September 28, 2023, Akerna, Akerna Exchange and MJA entered into a first amendment to the SPA (the “Amendment”) which amends certain of the terms of the SPA. Principally, the Amendment:

(i) amends Article I of the SPA to add certain definitions regarding the Amended and Restated Note (as defined below);

(ii) amends Article I to change the “Outside Date” as defined therein from September 29, 2023 to December 31, 2023;

(iii) amends Section 2.2 of the SPA to reduce the amount of cash to be paid at closing from $4 million to $2 million;

(iv) amends Section 5.14 of the SPA to add to the items of business in relation to which Akerna will seek stockholder approval at a special meeting of the stockholders the issuance of shares of common stock of Akerna to MJA under the Amended and Restated Note;

(v) adds a new Section 5.19 which provides that prior to closing under the SPA, MJA will work in good faith on a best efforts basis across multiple interested parties on behalf of and with the express approval of Akerna to secure for Akerna the highest purchase price possible for the shares of Ample. Akerna shall cause the proceeds from such sale to be included in the assets of MJF effective as of the closing. Notwithstanding the foregoing, in the event that the shares of Ample are sold to a third-party for a net purchase price above $700,000, Akerna shall be entitled to retain all net proceeds in excess of $700,000;

(vi) provides that, within 3 business days of the Amendment, MJA will loan Akerna an additional $500,000 to fund Akerna’s working capital requirements; and

(vii) provides that concurrently with the funding of the additional $500,000 loan to Akerna, Akerna will issue and amended and restated convertible secured promissory note (“Amended and Restated Note”) to MJA which amends and restates the Secured Promissory Note dated April 28, 2023 by and between Akerna and MJA (the ‘Original Note”) to (A) increase the principal amount of the Original Note from $1,000,000 to $1,500,000, (B) provide for the forfeiture by MJA of the accrued and unpaid interest at the consummation of the transaction under the SPA and (C) provide that contemporaneous with and immediately prior to the consummation of the transactions under the SPA provide that contemporaneous with and immediately prior to the consummation of the transactions under the SPA, the principal amount of the shall convert into such quantity of shares of common stock of the Company as equals (1) $1,500,000, multiplied by (2) the 5-day volume weighted average price of the common stock of the Company as quoted on The Nasdaq Capital Market for the 5 trading days immediately preceding the date of the consummation of the transactions under the SPA; provided however, that in no case shall Akerna be required to issue to MJA such number of shares of common stock as would in the aggregate with all shares issued pursuant to the SPA and/or held or controlled by MJA exceed 19.99% of the number of issued and outstanding shares of common stock of the Seller on the date hereof without first obtaining the approval of stockholders of Akerna as required pursuant to the rules of the Nasdaq Stock Exchange.

Amended and Restated Convertible Secured Promissory Note

In relation to the first amendment to the Securities Purchase Agreement dated September 28, 2023 by and between Akerna, Akerna Exchange and MJA, Akerna issued an amended and restated convertible secured promissory note (“Amended and Restated Note”) on October 11, 2023 to MJA which amends and restates the Secured Promissory Note dated April 28, 2023 by and between Akerna and MJA (the ‘Original Note”), whereby Akerna promises to pay to the order of MJA or its registered assigns the amount of $1,500,000. The Amended and Restated Note amended the Original Note to

(i) increase the principal amount of the Original Note from $1,000,000 to $1,500,000;

(ii) provide for the forfeiture by MJA of the accrued and unpaid interest at the consummation of the transaction under the SPA; and

(iii) provide that contemporaneous with and immediately prior to the consummation of the transactions under the SPA provide that contemporaneous with and immediately prior to the consummation of the transactions under the SPA, the principal amount of the shall convert into such quantity of shares of common stock of the Company as equals (1) $1,500,000, multiplied by (2) the 5-day volume weighted average price of the common stock of the Company as quoted on The Nasdaq Capital Market for the 5 trading days immediately preceding the date of the consummation of the transactions under the SPA; provided however, that in no case shall Akerna be required to issue to MJA such number of shares of common stock as would in the aggregate with all shares issued pursuant to the SPA and/or held or controlled by MJA exceed 19.99% of the number of issued and outstanding shares of common stock of the Seller on the date hereof without first obtaining the approval of stockholders of Akerna as required pursuant to the rules of the Nasdaq Stock Exchange.

Except as set forth above, no other amendments, revisions or additions were made to the Original Note and all terms, conditions, covenants, representations and warranties contained in the Original Note shall remain in full force and effect.

Amended and Restated Security Agreement

Pursuant to the Amended and Restated Note, Akerna’s obligations under the Amended and Restated Note are to be secured pursuant to an Amended and Restated Security and Pledge Agreement entered into by and among Akerna, MJA and the other parties thereto dated October 11, 2023 (the “Amended and Restated Security Agreement”). The Amended and Restated Security Agreement amended and restated the Security Agreement entered into by and among Akerna, MJA and other parties thereto dated April 28, 2023 (the “Original Security Agreement”) to reflect the entry into the Amended and Restated Note and change reference therein from the Original Note to the Amended and Restated Note.

Except as set forth above, no other amendments, revisions or additions were made to the Original Security Agreement and all terms, conditions, covenants, representations and warranties contained in the Original Security Agreement shall remain in full force and effect.

Amended and Restated Guaranty

In connection to the Amended and Restated Note, certain subsidiaries of Akerna entered into an amended and restated guaranty agreement with MJA on October 11, 2023 (the “Amended and Restated Guaranty Agreement”) under which they will guarantee the obligations of the Company under the Amended and Restated Note.

Waiver

In connection to the Amended and Restated Note, the Amended and Restated Security Agreement, and the Amended and Restated Guaranty Agreement (collectively, “Amended and Restated New Note Transaction Documents”) and solely to permit Akerna to issue the Amended and Restated Note and execute and perform its obligations under the Amended and Restated New Note Transaction Documents and the Amended and Restated Subordination Agreement (as defined below), on October 11, 2023, each of the holders (each, a “Holder”) of Akerna’s senior secured convertible notes (the “2021 Notes”) issued pursuant to a Securities Purchase Agreement dated October 5, 2021 (“2021 SPA”) agreed to waive the prohibition on issuing indebtedness other than Permitted Indebtedness (as defined in the 2021 Notes) pursuant to Section 14(b) of the 2021 Notes and the prohibition permitting Liens (as defined in the 2021 Notes) to exist other than Permitted Liens (as defined in the 2021 Notes) pursuant to Section 14(c) of the 2021 Notes and Section 5(g)(v) of the 2021 SPA (the “Waiver”).

Amended and Restated Subordination and Intercreditor Agreement

In connection to the Amended and Restated New Note Transaction Documents, MJA, Akerna, and HT Investments MA LLC (the “Senior Agent”, together with the Holders, the “Senior Creditors”), as collateral agent under the 2021 SPA, each on behalf of the respective Holders, entered into an amended and restated subordination and intercreditor agreement dated October 11, 2023 (the “Amended and Restated Subordination Agreement”), whereby the parties agreed that the payment of any and all obligations, liabilities and indebtedness of every nature of Akerna, its applicable subsidiary and/or affiliates from time to time owed to MJA under Amended and Restated Subordinated Debt Documents (as defined in the Amended and Restated Subordination Agreement) will be subordinate and subject in right and time of payment, to the prior payment in full of all obligations, liabilities and indebtedness of every nature of Akerna, its applicable subsidiary and/or affiliates from time to time owed to any Senior Creditor under the Senior Debt Documents (as defined in the Amended and Restated Subordination Agreement).

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

Financial Reporting and Classification

As a result of the corporate actions described above, 365 Cannabis and LCA (together, the “Discontinued Group”) met the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly. the assets and liabilities of these entities are classified and reflected on our condensed consolidated balance sheets as “held for sale” as of December 31, 2022 and their results of operations and the effect of their sales have been classified as “discontinued operations” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively. Certain financial disclosures including major components of the assets and liabilities and results of operations of the Discontinued Group are provided in Note 12. Our core SMB and governmental business unit (MJF and Ample), the businesses for which we have committed to terminate operations (Viridian, Solo and Trellis) and our publicly-held parent holding company (Akerna Corp.) comprise our continuing operations. Collectively, these entities are presented as continuing operations for all periods presented herein and until such time that stockholder approval is received for the Sale Transaction and the Merger.

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

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception in 2019 we have incurred recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. As of September 30, 2023, we had a working capital deficit of $11.2 million with $0.2 million in cash available to fund future operations. We anticipate continuing to generate losses from operations and using cash from operating activities for the foreseeable future, although at lower than historical levels as a result of Restructuring during the second quarter of 2022 and the curtailment of activities associated with our discontinued operations as well as those business that we have terminated. Furthermore, on March 22 and March 23, 2023, respectively, we received notices (the “Notices”) from The Nasdaq Stock Market LLC (the “Nasdaq”) indicating that (i) the bid price of the Company’s Common Stock is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share (the “Bid Price Notice”) and (ii) the Company’s stockholders’ equity is below the minimum listing standard requirement of $2.5 million for continued listing on the Nasdaq (the “Stockholders Equity Notice”). The Notices have no immediate effect on the continued listing status of our Common Stock on the Nasdaq, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until September 18, 2023, to regain compliance with the minimum closing bid requirement. Regarding the Stockholders Equity Notice, we submitted the required compliance plan to the listings staff of the Nasdaq on May 8, 2023 which was conditioned upon the successful completion of the Merger. On June 15, 2023, we received a letter from Nasdaq granting an extension through September 19, 2023 to complete the Merger. On September 19, 2023, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with the minimum bid price requirement or the minimum listing standard requirement of $2.5 million and is not eligible for an additional 180-day period to regain compliance. Further, the Determination Letter indicates that unless the Company requests an appeal of this determination the trading of the Company’s common stock will be suspended at the opening of business on September 28, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Capital Market. The Company had a deadline to appeal the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, no later than 4:00 pm Eastern Time on September 26, 2023. The Company successfully submitted a hearing request on September 25, 2023 and received a hearing date of November 9, 2023. This Hearing will stay any delisting or suspension action by the Staff pending the issuance of the Panel’s decision. The Company’s common stock will remain listed on Nasdaq, pending the outcome of the Hearing. There can be no assurance that the Panel will grant the Company’s request for continued listing, however on November 2, 2023 the Company received a document from the Nasdaq Staff indicating, based on their review it appears the that the post-transaction (referring to the Akerna Merger) entity will demonstrate compliance with the initial listing requirements, only in the event that the transaction successfully closes.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information normally required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In management’s opinion, these condensed consolidated financial statements include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation of the results of operations for the interim periods presented. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

Accounts Receivable, Net

We maintain an allowance for credit losses equal to the estimated uncollectible amounts based on historical information, current conditions, and reasonable and supportable forecasts. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. The allowance for credit losses was less than $0.1 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States and Canada. We periodically perform credit analysis and monitor the financial condition of our customers to reduce credit risk.

During the nine months ended September 30, 2023 and 2022, two government clients accounted for 27 percent and 26 percent of total revenues, respectively. As of September 30, 2023, and December 31, 2022 two government clients accounted for none and 33 percent, respectively of net accounts receivable.

Warrants

We evaluate warrants that we may issue from time to time under a two-step process provided in GAAP. The first step is intended to distinguish liabilities from equity. Warrants that could require cash settlement are generally classified as liabilities. For warrants that are considered outside of the scope of liability classification, a second step evaluates warrants as either a derivative subject to derivative accounting and disclosures or as equity instruments based upon the specific terms of the underlying warrant agreement and certain other factors associated with the our capital structure. Warrants that are indexed to the Company’s Common Stock while we meet certain other conditions with respect to our capital structure, including the ability to satisfy the warrant settlement obligations with a sufficient number of registered shares, do not qualify as derivatives and are classified as components of equity. Certain of the warrants sold by MTech in its initial public offering that were converted to Akerna warrants in connection with the Mergers (the “Private Warrants”) are not indexed to our common stock in the manner contemplated as described herein. As a result, the Private Warrants are precluded from equity classification and are recorded as derivative liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations. We will continue to adjust this derivative liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Private Warrants or (b) the redemption of the Private Warrants, at which time they will be reclassified to Additional paid-in capital. As of September 30, 2023, all of our other outstanding warrants, including certain other MTech warrants that were converted to Akerna warrants upon our formation (the “2019 Public Warrants”), are classified within stockholders’ equity.

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

In the following table, we disclose the combined gross balance of our fixed assets, capitalized software, and intangible assets by geographical location:

	As of September 30, 2023	As of December 31, 2022
Long-lived assets:
United States	$27,425	$48,879
Canada	2,909,966	4,527,581
Total	$2,937,391	$4,576,460

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

Subsequent Events

Management has evaluated all of our activities through the issuance date of our condensed consolidated financial statements and has concluded that, with the exception of incremental issuances of Common Stock as described below, no other subsequent events have occurred that would require recognition in our condensed consolidated financial statements or disclosure in the notes thereto. From October 1, 2023 through November 14, 2023, a total of $0.125 million of principal under the Senior Convertible Notes was converted into 250,000 shares of our Common Stock at a conversion price of $0.50 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Government	$627,803	$638,641	$1,943,195	$2,636,263
Non-government	1,454,750	2,425,738	5,029,914	8,162,872
	$2,082,553	$3,064,379	$6,973,109	$10,799,135

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$1,595,271	$2,295,362	$5,305,703	$267,468
Canada	487,282	769,017	1,667,406	2,531,667
	$2,082,553	$3,064,379	$6,973,109	$10,799,135

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

Transaction Price Allocated to Future Performance Obligation

GAAP provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As many of the contracts the Company has entered into with customers are for a twelve-month subscription term, a significant portion of performance obligations that have not yet been satisfied as of September 30, 2023 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $3.0 million as of September 30, 2023, of which $2.9 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one to three years. Deferred revenue is included in the accompanying consolidated balance sheets under current liabilities, net of any long-term portion that is included in noncurrent liabilities. The following table summarizes deferred revenue activity for the nine months ended September 30, 2023:

	As of December 31, 2022	Net additions	Revenue recognized	As of September 30, 2023
Deferred revenue	$730,573	4,719,118	(4,979,817)	$469,874

Of the $5.0 million of revenue recognized in the nine months ended September 30, 2023, $0.7 million was included in deferred revenue at December 31, 2022.

Costs to Obtain Contracts

We capitalize sales commissions that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as a component of Prepaid expenses and other current assets. Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which we have determined to be one to three years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2023:

	As of December 31, 2022	Additions	Amortized costs	As of September 30, 2023
Deferred contract costs	$36,465	—	(36,465)	—

Note 4 – Intangible Assets, net and Goodwill

Finite-lived Intangible Assets

All of our finite-lived intangible assets, including capitalized software, as of September 30, 2023 and December 31, 2022 are attributable to Ample. We did not capitalize any software development costs during the three and nine months ended September 30, 2023; however, we capitalized $0.3 million and $2.5 million during the three and nine months ended September 30, 2022, respectively.

We performed a two step impairment test for the asset groups that had indicators of impairment during the nine months ended September 30, 2023 and 2022 and while we did not record any impairments during the 2023 periods, we recorded impairments of intangible assets of $2.2 million and capitalized software of $1.0 million during the nine months ended September 30, 2022. Each of these impairments were attributable to the Solo platform.

Goodwill

Non-Enterprise Reporting Unit

For the three and nine months ended September 30, 2023, $0.9M impairment to goodwill was recorded for our Non-Enterprise business unit as the fair value did not exceed the carrying value as of September 30, 2023 due to declines in market valuation during the current quarter. All of the goodwill as of September 30, 2023 and December 31, 2022 is attributable to Ample. For the three and nine months ended September 30, 2022, due primarily to declines in market valuation from December 31, 2021, we recorded impairment charges of $0 million and $23.5 million, respectively, of which $10.7 million was attributable to Ample, $11.2 million was attributable to Solo and $1.6 million was attributable to Trellis.

Enterprise Reporting Unit

For the three and nine months ended September 30, 2023, no impairments to goodwill were recorded for our Enterprise business unit as there was no goodwill asset present as of September 30, 2023. For the nine months ended September 30, 2022, we recorded an impairment of goodwill of $3.9 million attributable to Viridian due primarily to declines in market valuation from December 31, 2021. All of the remaining goodwill associated with Viridian was fully impaired in the second half of 2022.

Note 5 – Long Term Debt

Long-term debt consisted of the following as of the dates presented:

	September 30, 2023	December 31, 2022
Total long-term debt	$7,733,271	$14,607,000
Less: Current portion	(7,733,271)	(13,200,000)
Noncurrent portion	—	$1,407,000

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

In connection with the Exchange Agreements that were entered into in January 2023, the conversion price of the Senior Convertible Notes was lowered to $1.20 per share from $4.75 per share through June 14, 2023 at which time it was further reduced to $0.50 per share for a limited period due to the offering of common shares in connection with private placement transaction (see Note 9). During the nine months ended September 30, 2023, the holders of the Senior Convertible Notes converted a total of $3.0 million of principal for 4,394,251 shares of Common Stock at the lowered prices.

Method of Accounting and Activity During the Periods

Upon the date that they were issued, we made an irrevocable election to apply the fair value option to account for the Senior Convertible Notes. Disclosures, including the assumptions used to determine the fair value of the Senior Convertible Notes, are provided in Note 10.

During the nine months ended September 30, 2023, we made $7.9 million in principal payments on the Senior Convertible Notes, of which $4.9 million was settled in cash and the remaining $3.0 million was settled in Common Stock. During the nine months ended September 30, 2023, the fair value of the Senior Convertible Notes increased by $0.9 million. Of the adjustment, an increase of less than $0.1 million resulted from instrument- specific credit risk and was recognized as other comprehensive loss and accumulated in equity and an increase of $0.9 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes. As of September 30, 2023, the fair value of the Senior Convertible Notes on our consolidated balance sheet was $7.6 million. During the nine months ended September 30, 2022, we made $5.4 million in principal payments on the Senior Convertible Notes, of which $1.5 million was settled in cash and the remaining $3.9 million was settled in Common Stock. During the nine months ended September 30, 2022, the fair value of the Senior Convertible Notes increased by $2.5 million. Of the adjustment, a decrease of $0.3 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in equity and an increase of $2.8 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes.

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

On September 28, 2023 Akerna, Akerna Exchange and MJA entered into a first amendment to the SPA (the “Amendment”) which amends certain of the terms of the SPA. Principally, the Amendment amends the “Outside Date” as defined therein from September 29, 2023 to December 31, 2023; amends the SPA to reduce the amount of cash to be paid at closing from $4 million to $2 million; amends the SPA to add to the items of business in relation to which Akerna will seek stockholder approval at a special meeting of the stockholders the issuance of shares of common stock of Akerna to MJA under the Amended and Restated Note; adds a new Section which provides that prior to closing under the SPA, MJA will work in good faith on a best efforts basis across multiple interested parties on behalf of and with the express approval of Akerna to secure for Akerna the highest purchase price possible for the shares of Ample. Akerna shall cause the proceeds from such sale to be included in the assets of MJF effective as of the closing. Notwithstanding the foregoing, in the event that the shares of Ample are sold to a third-party for a net purchase price above $700,000, Akerna shall be entitled to retain all net proceeds in excess of $700,000; provides that, within 3 business days of the Amendment, MJA will loan Akerna an additional $500,000 to fund Akerna’s working capital requirements; and provides that concurrently with the funding of the additional $500,000 loan to Akerna, Akerna will issue and amended and restated convertible secured promissory note (“Amended and Restated Note”) to MJA which amends and restates the Secured Promissory Note dated April 28, 2023 by and between Akerna and MJA (the ‘Original Note”) to (A) increase the principal amount of the Original Note from $1,000,000 to $1,500,000, (B) provide for the forfeiture by MJA of the accrued and unpaid interest at the consummation of the transaction under the SPA and (C) provide that contemporaneous with and immediately prior to the consummation of the transactions under the SPA provide that contemporaneous with and immediately prior to the consummation of the transactions under the SPA, the principal amount of the shall convert into such quantity of shares of common stock of the Company as equals (1) $1,500,000, multiplied by (2) the 5-day volume weighted average price of the common stock of the Company as quoted on The Nasdaq Capital Market for the 5 trading days immediately preceding the date of the consummation of the transactions under the SPA; provided however, that in no case shall Akerna be required to issue to MJA such number of shares of common stock as would in the aggregate with all shares issued pursuant to the SPA and/or held or controlled by MJA exceed 19.99% of the number of issued and outstanding shares of common stock of the Seller on the date hereof without first obtaining the approval of stockholders of Akerna as required pursuant to the rules of the Nasdaq Stock Exchange.

On October 11, 2023, Akerna issued an amended and restated convertible secured promissory note (“Amended and Restated Note”) to MJA which amends and restates the Secured Promissory Note dated April 28, 2023 by and between Akerna and MJA (the ‘Original Note”), whereby Akerna promises to pay to the order of MJA or its registered assigns the amount of $1,500,000. The Amended and Restated Note amended the Original Note to increase the principal amount of the Original Note from $1,000,000 to $1,500,000.

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

Pursuant to the Amended and Restated Note, Akerna’s obligations under the Amended and Restated Note are to be secured pursuant to an Amended and Restated Security and Pledge Agreement entered into by and among Akerna, MJA and the other parties thereto dated October 11, 2023 (the “Amended and Restated Security Agreement”). The Amended and Restated Security Agreement amends and restated the Security Agreement entered into by and among Akerna, MJA and other parties thereto dated April 28, 2023 (the “Original Security Agreement”) to reflect the entry into the Amended and Restated Note and change reference therein from the Original Note to the Amended and Restated Note.

Note 6 – Income Taxes

Our effective tax rate was 0.00% and 0.50% for the nine months ended September 30, 2023 and 2022, respectively. Differences between the statutory rate and our effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses. Our effective tax rate was impacted by indefinite-lived deferred tax liabilities in the 2022 period, resulting primarily from the acquisition of 365 Cannabis in 2021, which cannot be considered as a source of future taxable income available to utilize recorded deferred tax assets based on the Company’s scheduling and the 80% limit on the utilization of net operating loss carry forwards under current U.S. tax law. While there were none in the 2023 period, we paid nominal amounts for income taxes, net of refunds received, in certain state and national jurisdictions during the nine months ended September 30, 2022. Uncertain tax positions of less than $0.1 million were reversed during the nine months ended September 30, 2022 as a result of the Internal Revenue Service’s dismissal of potential penalties.

Note 7 – Supplemental Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following as of the dates presented:

	September 30, 2023	December 31, 2022
Unbilled receivables	$503,029	$544,212
Software and technology	58,254	168,792
Insurance	85,323	224,785
Professional services, dues and subscriptions	39,069	183,614
Deferred contract costs	--	36,465
Other	83,874	51,755
Total	$769,549	$1,209,623

Accounts payable, accrued expenses, and other accrued liabilities consisted of the following as of the dates presented:

	September 30, 2023	December 31, 2022
Accounts payable	$1,704,762	$1,510,287
Settlements and legal	928,715	950,213
Contractors	434,289	562,993
Compensation	439,617	368,440
Sales taxes	164,473	219,285
Professional fees	185,077	155,161
Interest and other	469,884	660,040
Total	$4,326,727	$4,426,419

Note 8 – Commitments and Contingencies

Litigation

On May 15 and May 23, 2023, Akerna and all its directors were named in two derivative lawsuits (McCaffrey v. Akerna et al. and Caller v. Akerna et al., Nos. 1:23-cv-01213-PAB and 1:23-cv-01300-KLM, respectively) filed in the United States District Court for the District of Colorado by stockholders Albert McCaffrey and Israel Caller, respectively, alleging that the disclosures made regarding the pending transactions with Gryphon and MJ Acquisition violate Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934. The lawsuits contend that the disclosures omit material information regarding the transactions and seek injunctive relief and attorneys’ fees. The two actions have both been dismissed without prejudice on October 3, 2023 (Caller) and October 11, 2023 (McCaffrey).

On January 13, 2023, Courier Plus Inc. d/b/a Dutchie (“Dutchie”) filed a complaint in the Court of Common Pleas, Dauphin County, Commonwealth of Pennsylvania against Akerna and MJF alleging unfair competition, tortious interference, and unjust enrichment with respect to MJF’s exclusive government contract with the Commonwealth of Pennsylvania. We filed a preliminary objection alleging serious defects, such as jurisdiction. The parties attended a hearing in July 2023. In October 2023, the courts dismissed the case but left some items available in the complaint for an appeal. Duthie has amended its complaint and filed again. We filed another preliminary objection to their amended complaint.   Before and throughout this dispute, we have worked with the Commonwealth of Pennsylvania to ensure continued compliance with our contract. We intend to continue to defend our position vigorously and, at this time, do not believe an estimate of potential loss, if any, is appropriate.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and MJF in the federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2.0 million for services allegedly provided pursuant to a Subcontractor Agreement between MJF and TreCom. MJF provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJF disputes the validity of TreCom’s claims and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which the court denied. Akerna intends to vigorously defend against TreCom’s claims and pursue its own claims. With respect to the TreCom matter, we established a loss contingency of $0.2 million in 2021 which remains outstanding as of September 30, 2023.

As of September 30, 2023, and through the date these condensed consolidated financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the condensed consolidated financial statements.

Other

In connection with the Sale Transaction and the Merger, we have a commitment to compensate our financial advisor for up to three percent of the transaction value in success fees, subject to a minimum of $1.5 million, should the transactions be completed. In addition, we are party to arrangements with our executive officers and certain other administrative employees pursuant to their employment, retention and transaction success agreements that may result in the receipt by such executive officers and employees of cash severance payments and other transaction success bonuses and benefits with a total value of approximately $1.2 million (collectively and not individually), but not including the accelerated vesting of any equity awards held by those officers.

Operating Leases

During the first half of 2022, we began negotiations to terminate the 365 Cannabis office lease in Las Vegas, Nevada. We established an obligation of $0.5 million which is management’s best estimate of the costs to exit the lease. As of September 30, 2023, the lease termination matter remains unresolved.

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

On June 14, 2023, we entered into a transaction for a private investment in our public equity (the “PIPE Investment”) whereby 1 million shares of Common Stock were issued to the investor at $0.50 per share for total cash proceeds of $0.5 million. The proceeds from the PIPE Investment were used to pay a termination fee and related expenses of $0.2 million to POSaBIT in connection with the termination of the MJF- Ample SPA and the remainder was used for ongoing operating expenses.

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

During the nine months ended September 30, 2023, certain Ample shareholders exchanged a total of 36,168 Exchangeable Shares with a value of $277,450 for 1,813 shares of Akerna Common Stock. The exchanges were accounted for as equity transactions and we did not recognize a gain or loss on these transactions. As of September 30, 2023, there were a total of 249,504 exchangeable shares remaining as issued and outstanding which could be exchanged for 12,470 shares of Akerna Common Stock.

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

On September 28, 2022, we entered into a new agreement with AGP pursuant to which we may offer and sell up to $20.0 million of shares of our Common Stock (the “2022 ATM Program”) from time to time through AGP as the sales agent for which they will receive a commission of 3.0% of the gross proceeds. The 2022 ATM Program is currently limited to less than $0.4 million due to certain restrictions imposed by the registration statement underlying the offering (the “Baby Shelf Limitation”). Under the Baby Shelf Limitation, we may not offer Common Stock under the registration statement with a value of more than one-third of the aggregate market value of our Common Stock held by non-affiliates in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million. Net proceeds from the sale of Common Stock under the 2022 ATM Program have been and may continue to be used for general corporate purposes including working capital, marketing, product development and capital expenditures. Through December 31, 2022, we sold a total of 552,148 shares of Common Stock with an aggregate gross purchase price of $1.1 million under the 2022 ATM Program. There were no offerings of Common Stock under the 2022 ATM program during the nine months ended September 30, 2023.

2022 Unit Offering

On July 5, 2022, we completed the 2022 Unit Offering which was comprised of an aggregate of (i) 29,382,861 units consisting of 1,469,143 shares of Common Stock together with Common Stock warrants (the “Common Warrants”) to purchase up to 1,469,143 shares of Common Stock (together, the “Units”) and (ii) 14,095,400 pre-funded units, consisting of 14,095,400 pre-funded warrants (“Pre-funded Warrants”) to purchase 704,770 shares of Common Stock, together with Common Warrants to purchase up to 704,770 shares of Common Stock (together, the “Pre- funded Units”). The Units were sold at a public offering price of $0.23 per unit and the Pre-funded Units were sold at a public offering price of $0.2299 per pre-funded unit. The Pre-Funded Warrants were exercised immediately thereafter at their nominal exercise price of $0.002 per share. The Common Warrants accompanying each of the Units and Pre-funded Units were issued separately and are immediately tradeable separately upon issuance. The Common Warrants had an original exercise price of $4.60 per share subject to certain adjustments, are immediately exercisable and will expire five years from the date of issuance. In connection with a convertible redeemable preferred stock offering in October 2022, the exercise price of the Common Warrants was reduced to $3.518 per share effective October 5, 2022 and reduced to $0.88 per share effective January 27, 2023 as a result of the lowering of the conversion price for the Convertible Notes in connection with the Exchange Agreements. In connection with the PIPE Investment, the exercise price of the Common Warrants was further reduced from $0.88 per shares to $0.37 per share.

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

As of September 30, 2023, a total of 45,652,174 warrants exercisable for 2,282,609 shares of Common Stock remain outstanding from the 2022 Unit Offering including 43,478,261 Common Warrants exercisable for 2,173,913 shares of Common Stock and 2,173,913 Underwriter Warrants exercisable for 108,696 shares of Common Stock. In accordance with our policy, we assessed the warrants issued in connection with the 2022 Unit Offering and determined that there are no instances outside of the Company’s control that could require cash settlement. In addition, we determined that the warrants issued in connection with the 2022 Unit Offering do not meet the definition of a derivative as they are indexed to the Company’s Common Stock and they satisfy all of the additional qualifications to be classified within equity. Through September 30, 2023, the Common Warrants and Underwriter Warrants remain classified within equity.

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

Outstanding Warrants

The following table summarizes our warrants outstanding as of the dates presented:

	Exercise Price	Expiration Date	Balance as of December 31, 2022	Issued	Exercised	Expired	Balance as of September 30, 2023
2019 Public Warrants (1)	$230.00	6/19/2024	5,813,804	—	—	—	5,813,804
2022 Unit Offering
Common Warrants (2)	$0.37	6/29/2027	43,478,261	—	—	—	43,478,261
Underwriter Warrants (2)	$0.37	6/29/2027	2,173,913	—	—	—	2,173,913
			51,465,978	—	—	—	51,465,978

(1)	The 2019 Public Warrants are exercisable for 290,690 shares of Common Stock at $230.00 per share or a ratio of 20 warrants for one share of Common Stock.
(2)	In connection with the PIPE Investment, the exercise price of the Common Warrants and Underwriter Warrants was reduced from $0.88 per shares to $0.37 per share and are exercisable for a combined amount of 2,282,609 shares of Common Stock at $0.37 per share or a ratio of 20 warrants for one share of Common Stock.

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

For the Senior Convertible Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following represents a reconciliation of the fair values for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Fair value balance at beginning of period	$9,265,000	$13,388,000	$14,607,000	$17,305,000
Principal payments in cash and Common Stock	(1,500,000)	---	(7,929,457)	(5,380,000)
Change in fair value reported in the statements of operations	(185,000)	1,113,000	863,457	2,840,000
Change in fair value reported in other comprehensive loss	3,000	(26,000)	42,000	(290,000)
Fair value balance at end of period	$7,583,000	$14,475,000	$7,583,000	$14,475,000

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

We estimated the fair value by using the following key inputs to the Monte Carlo Simulation Models:

Fair Value Assumptions - Convertible Notes	September 30, 2023	December 31, 2002
Face value principal payable	$6,733,271	$14,662,727
Original conversion price	$4.75	$4.75
Value of Common Stock	$0.22	$0.69
Expected term (years)	1.0	1.8
Volatility	102%	77%
Market yield	41.2%	44.3 to 43.9%
Risk free rate	4.7%	4.4%
Issue date	October 5, 2021	October 5, 2021
Maturity date	October 5, 2024	October 5, 2024

Fair Value Measurement – Private Warrants

For the Private Warrants, which are classified as derivative liabilities on our condensed consolidated balance sheets and are measured at fair value categorized within Level 3 of the fair value hierarchy, the following represents a reconciliation of the fair values for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2023	2022	2023	2022
Fair value balance at beginning of period	$—	$45,127	$—	$63,178
Change in fair value reported in the statements of operations	—	(33,845)	—	(51,896)
Fair value balance at end of period	$—	$11,282	$—	$11,282

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

We recognize changes to the derivative liability against earnings or loss each reporting period. Upon exercise of the Private Warrants, holders will receive a delivery of Akerna shares on a net or gross share basis per the terms of the Private Warrants and any exercise will reclassify the Private Warrants, at the time of exercise, to shareholder’s equity to reflect the equity transaction. There are no periodic settlements prior to the holder exercising the Private Warrants. There were no transfers in or out of Level 3 from other levels for the fair value hierarchy. The value of the private warrants was assessed to be zero as of September 30, 2023.

We estimated the fair value by using the following key inputs:

Fair Value Assumptions - Private Warrants	September 30, 2023	December 30, 2022
Number of Private Warrants	225,635	225,635
Original conversion price	$230	$230.00
Value of Common Stock	$0.605	$0.69
Expected term (years)	0.96	1.46
Volatility	NM	NM
Risk free rate	NM	NM

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

Note 11 – Earning per Share

During the three and nine months ended September 30, 2023 and 2022, we used the two-class method to compute net loss per share because we issued securities other than common stock that are economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Akerna Common Stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for our acquired ownership interest in Ample. The two-class method requires earnings for the period to be allocated between the Common Stock and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Shares issuable upon exchange of Exchangeable Shares	12,476	14,284
Shares of common stock issuable upon conversion of convertible notes	13,466,543	2,354,268
Warrants
2019 Public Warrants	290,690	290,690
2022 Unit Offering - Common Warrants	2,173,913	2,173,913
2022 Unit Offering - Underwriter Warrants	108,696	108,696
Unvested restricted stock units	6,498	730
Unvested restricted stock awards	—	334
Total	16,058,816	4,942,916

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

The following table presents the major classes of assets and liabilities of the Discontinued Group:

	As of September 30,	As of December 30,
	2023	2022
Cash and restricted cash	$—	$305,500
Accounts receivable, net	—	112,444
Prepaid expenses & other current assets	—	578,393
Fixed assets	—	63,764
Capitalized software, net	—	828,555
Intangible assets, net	—	3,241,372
Total assets held for sale	$—	$5,130,028

Accounts payable, accrued expenses and other current liabilities	$—	$1,034,426
Deferred revenue	—	994,713
Deferred revenue, noncurrent	—	217,083
Total liabilities held for sale	$—	$2,246,222

The following table summarizes the results of operations of the Discontinued Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$2,348,423	$214,346	$7,650,389
Cost of revenue	—	575,076	10,119	1,916,454
Gross profit	—	1,773,347	204,227	5,733,935
Product development	—	414,948	117,500	1,290,618
Sales and marketing	—	928,221	171,753	3,319428
General and administrative	—	(3,006,140)	4,032	(2,596,946)
Depreciation and amortization	—	567,259	24,507	1,619,478
Impairment of long-lived assets	—	—	—	9,037,642
Other expense (income), net	—	849	1,833	(304,526)
Gain (loss) from discontinued operations before income taxes	—	2,869,908	(115,398)	(7,240,811)
Income tax benefit	—	—	—	—
Gain (loss) from discontinued operations, net of tax	—	2,869,908	(115,398)	(7,240,811)
Gain on sale of discontinued operations, net of tax	—	—	212,601	—
Net gain (loss) from discontinued operations, net of tax	$—	$2,869,908	$97,203	$(7,720,811)

The impairment of long-lived assets for the nine months ended September 30, 2023 is attributable to goodwill associated with 365 Cannabis ($9.0 million) and LCA (less than $0.1 million). Other expense (income), net includes a reversal of bad debt expense of $0.3 million during the 2022 periods. We recognized a gain on the disposition of the Discontinued Group as the sum of the cash proceeds received, or $0.6 million, and the termination and release of the Earn-out Obligation, or $2.3 million, exceeded the carrying values of $2.7 million attributable to the net assets of the Discontinued Group upon their dispositions in January 2023. While there were none during the nine months ended September 30, 2023, the Discontinued Group incurred capital expenditures for capitalized software assets of $0.9 million for the nine months ended September 30, 2022. There were no material non-cash investing and financing activities attributable to the Discontinued Group for the nine months ended September 30, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q including all exhibits hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this Quarterly Report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our merger transaction (the “Merger”) with Gryphon Digital Mining Inc. (“Gryphon”) is subject to a number of risks, including risks regarding whether the Merger will be completed, the timing for completion and the market price of the common stock following completion of the Merger;

●	our sale transaction (the “Sale Transaction”) with MJ Freeway Acquisition Co (“MJ Acquisition”), an affiliate of Alleaves, Inc., (“Alleaves”) is subject to a number of risks, including risks regarding whether the Sale Transaction will be completed and the timing for completion;

●	our Merger and Sale Transaction are subject two lawsuits filed on behalf of stockholders of the Company which could affect our ability to close either transaction;

●	our ability to continue as a going concern and manage our cash flow;

●	our ability to sustain revenues, to achieve or maintain profitability, and to effectively manage our growth;

●	our short operating history makes it difficult to evaluate our business and future prospects;

●	our dependence on the commercial success of our clients, the continued growth of the cannabis industry and the regulatory environment in which the cannabis industry operates

●	our ability to attract new clients on a cost-effective basis and the extent to which existing clients renew and upgrade their subscriptions;

●	the timing of our introduction of new solutions or updates to existing solutions;

●	our ability to successfully diversify our solutions by developing or introducing new solutions;

●	our ability to respond to changes within the cannabis industry, including legal and regulatory changes;

●	the effects of adverse changes in, or the enforcement of, federal laws regarding our clients’ cannabis operations or our receipt of proceeds from such operations;

●	our ability to manage unique risks and uncertainties related to government contracts;

●	our ability to manage and protect our information technology systems;

●	our ability to maintain and expand our strategic relationships with third parties;

●	our ability to deliver our solutions to clients without disruption or delay;

●	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;

●	our ability to expand our international reach;

●	our ability to retain or recruit officers, key employees, and directors;

●	our ability to raise additional capital or obtain financing in the future;

●	our response to adverse developments in the general market, business, economic, labor, regulatory, and political conditions, including worldwide demand for cannabis and the spot price and long-term contract price of cannabis;

●	our response to competitive risks;

●	our ability to protect our intellectual property;

●	the market reaction to negative publicity regarding cannabis;

●	our ability to manage the requirements of being a public company;

●	our ability to service our convertible debt and meet ongoing covenants;

●	risks related to our shares of common stock remaining listed on the Nasdaq Capital Market;

●	other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 20, 2023 under Part I, Item 1A, “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. We disclaim any obligation to revise subsequently any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Business Overview

Akerna is a leading provider of software solutions within the cannabis industry that enable regulatory compliance and inventory management through our wholly-owned subsidiaries MJF, Ample, Trellis, Solo and Viridian. Our proprietary suite of solutions are adaptable for industries in which interfacing with government regulatory agencies for compliance purposes is required, or where the tracking of organic materials from seed or plant to end products is desired. We also develop products intended to assist states in monitoring licensed businesses’ compliance with state regulations and to help state-licensed businesses operate in compliance with such law. We provide our commercial software platform, MJ Platform®, Trellis®, Ample and Viridian to state-licensed businesses, and our regulatory software platform, Leaf Data Systems®, to state government regulatory agencies. Our MJF, Ample, Solo and Trellis solutions are considered non-enterprise offerings (“Non- Enterprise”) that meet the needs of our small and medium business (“SMB”) and government regulatory agency customers while our Viridian solutions are considered enterprise offerings (“Enterprise”). We offer our software solutions to our customers as a subscription-based service. Subscription fees are based upon the chosen package which includes differentiated platform capabilities, support and user accounts. As customers recognize the value of our platform, we increasingly engage with them to facilitate broad adoption across other parts of their business.

As discussed in further detail below, we committed to a strategic shift in business strategy that resulted in the disposition and sale of two of our business units, The NAV People, Inc. d.b.a. 365 Cannabis (“365 Cannabis”) and Last Call Analytics (“LCA”), in January of 2023. The sale of 365 Cannabis in addition to the planned discontinuation of Viridian represents our exit from the Enterprise software business. The sale of LCA, also in January 2023, represents a sale of certain non-core assets in advance of the Sale Transaction (as defined below) for our remaining SMB and government regulatory software service business conducted through MJF and Ample. Absent any offers for the acquisition of our Solo and Trellis platforms prior to the end of the second quarter of 2023, we plan to discontinue these business units as most of their contracts with existing clients expired in the second quarter of 2023. We have terminated these businesses during the third quarter of 2023 in advance of the Merger and Sale Transaction.

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

While we explored similar sale options for Viridian, we were unable to commit to any definitive transaction. Accordingly, we informed Viridian’s customers that we do not plan to continue software and support services beyond the date of existing contracts, most of which expired during the first half of 2023. With the sale of 365 Cannabis and our commitment to wind down the operations of Viridian, we have effectively exited the Enterprise software business. Accordingly, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Viridian in connection with our contractual commitments. We have terminated this business during the third quarter of 2023 in advance of the Merger and Sale Transaction.

Disposal of Non-Core SMB Software Products and Brands

In addition to the our exit from the Enterprise software business, we initiated efforts to explore a sales process for the non-core components and brands of our SMB/Non-Enterprise business unit, including Trellis, a cultivation and compliance software platform, Solo, a seed-to-sale tagging and tracking software platform and LCA, a retail analytics platform and wholly-owned subsidiary of Ample. On January 31, 2023, we completed the sale of LCA for cash in the amount of $0.1 million. While we pursued sale opportunities for Trellis and Solo, we were ultimately unable to commit to any definitive transactions. Accordingly, we have communicated with the remaining customers of those businesses that we will discontinue software service and support upon the expiration of existing contracts, most of which occurred during the first half of 2023. Similar to Viridian, as discussed above, we have suspended efforts to seek any new revenue generating opportunities and will only service the existing customers of Solo and Trellis in connection with our contractual commitments. We have terminated these businesses during the third quarter of 2023 in advance of the Merger and Sale Transaction.

Exit Strategy

With the completion of the sales of 365 Cannabis and LCA and the termination of operations and service associated with Viridian, Solo and Trellis, our remaining core SMB and governmental business unit is comprised of MJF and Ample. Concurrent with the actions described above, we entered into letters of intent with two unrelated parties in the fourth quarter of 2022 to (i) explore the sale of our remaining core SMB and governmental business unit and (ii) realize the potential value of our publicly-held holding company through a merger or similar transaction. Collectively, pursuit of these transactions reflects our intention to fully exit the SaaS industry.

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

On June 14, 2023, the Merger Agreement was amended to add the defined term “Closing Acquiror Share Price” and amend and restate the definition of “Merger Consideration.” The term “Closing Acquiror Share Price” means the last reported sale price per share of Akerna Common Stock on Nasdaq on the second business day prior to the closing date of the Merger and the term “Merger Consideration” means the greater of (a) a number of shares of Akerna Common Stock equal to (i) the quotient obtained by dividing (A) Akerna’s fully diluted share number, as defined in the Merger Agreement, by (B) 0.075, minus (ii) the Akerna’s fully diluted share number minus (iii) the adjusted warrant share reserve number, as defined in the Merger Agreement, and (b) a number of shares of Akerna’s Common Stock equal to the quotient obtained by dividing (i) $115,625,000 by (ii) the Closing Acquiror Share Price. The amendment effectively sets a floor of $115.6 million for the value attributable to Gryphon in the determination of post-Merger ownership.

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

On September 28, 2023 Akerna, Akerna Exchange and MJA entered into a first amendment to the SPA (the “Amendment”) which amends certain of the terms of the SPA. Principally, the Amendment amends the “Outside Date” as defined therein from September 29, 2023 to December 31, 2023; amends the SPA to reduce the amount of cash to be paid at closing from $4 million to $2 million; amends the SPA to add to the items of business in relation to which Akerna will seek stockholder approval at a special meeting of the stockholders the issuance of shares of common stock of Akerna to MJA under the Amended and Restated Note; adds a new Section which provides that prior to closing under the SPA, MJA will work in good faith on a best efforts basis across multiple interested parties on behalf of and with the express approval of Akerna to secure for Akerna the highest purchase price possible for the shares of Ample. Akerna shall cause the proceeds from such sale to be included in the assets of MJF effective as of the closing. Notwithstanding the foregoing, in the event that the shares of Ample are sold to a third-party for a net purchase price above $700,000, Akerna shall be entitled to retain all net proceeds in excess of $700,000; provides that, within 3 business days of the Amendment, MJA will loan Akerna an additional $500,000 to fund Akerna’s working capital requirements; and provides that concurrently with the funding of the additional $500,000 loan to Akerna, Akerna will issue and amended and restated convertible secured promissory note (“Amended and Restated Note”) to MJA which amends and restates the Secured Promissory Note dated April 28, 2023 by and between Akerna and MJA (the ‘Original Note”) to (A) increase the principal amount of the Original Note from $1,000,000 to $1,500,000, (B) provide for the forfeiture by MJA of the accrued and unpaid interest at the consummation of the transaction under the SPA and (C) provide that contemporaneous with and immediately prior to the consummation of the transactions under the SPA provide that contemporaneous with and immediately prior to the consummation of the transactions under the SPA, the principal amount of the shall convert into such quantity of shares of common stock of the Company as equals (1) $1,500,000, multiplied by (2) the 5-day volume weighted average price of the common stock of the Company as quoted on The Nasdaq Capital Market for the 5 trading days immediately preceding the date of the consummation of the transactions under the SPA; provided however, that in no case shall Akerna be required to issue to MJA such number of shares of common stock as would in the aggregate with all shares issued pursuant to the SPA and/or held or controlled by MJA exceed 19.99% of the number of issued and outstanding shares of common stock of the Seller on the date hereof without first obtaining the approval of stockholders of Akerna as required pursuant to the rules of the Nasdaq Stock Exchange.

On October 11, 2023, Akerna issued an amended and restated convertible secured promissory note (“Amended and Restated Note”) to MJA which amends and restates the Secured Promissory Note dated April 28, 2023 by and between Akerna and MJA (the ‘Original Note”), whereby Akerna promises to pay to the order of MJA or its registered assigns the amount of $1,500,000. The Amended and Restated Note amended the Original Note to increase the principal amount of the Original Note from $1,000,000 to $1,500,000.

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

Pursuant to the Amended and Restated Note, Akerna’s obligations under the Amended and Restated Note are to be secured pursuant to an Amended and Restated Security and Pledge Agreement entered into by and among Akerna, MJA and the other parties thereto dated October 11, 2023 (the “Amended and Restated Security Agreement”). The Amended and Restated Security Agreement amends and restated the Security Agreement entered into by and among Akerna, MJA and other parties thereto dated April 28, 2023 (the “Original Security Agreement”) to reflect the entry into the Amended and Restated Note and change reference therein from the Original Note to the Amended and Restated Note.

Private Placement of Common Stock

On June 14, 2023, we entered into a transaction for a private investment in our public equity (the “PIPE Investment”) whereby 1 million shares of Common Stock were issued to the investor at $0.50 per share for total cash proceeds of $0.5 million. The proceeds from the PIPE Investment were used to pay a termination fee and related expenses of $0.2 million to POSaBIT in connection with the termination of the MJF- Ample SPA and the remainder has been allocated for ongoing operating expenses.

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

Financial Reporting and Classification

As a result of the corporate actions described above, 365 Cannabis and LCA (together, the “Discontinued Group”) met the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly. the assets and liabilities of these entities have been classified and reflected on our condensed consolidated balance sheets as “held for sale” as of December 31, 2022, and their results of operations and the effect of their sales have been classified as “discontinued operations” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively. Certain financial disclosures including major components of the assets and liabilities and results of operations of the Discontinued Group are provided in Note 12 to the condensed consolidated financial statements. Our core SMB and governmental business unit (MJF and Ample), the businesses for which we have committed to terminate operations (Viridian, Solo and Trellis) and our publicly-held parent holding company (Akerna Corp.) comprise our continuing operations. Collectively, these entities have been presented as continuing operations for all periods presented herein and until such time that stockholder approval is received for the Sale Transaction and the Merger.

The results of operations of our discontinued operations and the assets and liabilities of these operations that were held for sale and certain other additional disclosures are provided in Note 12 to the condensed consolidated financial statements.

Components of Results of Operations

Revenue

Historically, we have generated revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 99 percent and 97 percent of our revenue for the nine months ended September 30, 2023 and 2022, respectively. While there was minimal revenue from consulting services during the nine months ended September 30, 2023, approximately 3 percent of our revenues were derived from consulting for the nine months ended September 30, 2022.

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

Results of Operations for the Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table highlights our operating revenues and expenses attributable to our continuing operations for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,		Change
	2023	2022	Period over Period
Revenues:
Software	$6,909,399	$10,150,011	$(3,240,612)	(32)%
Consulting	46,000	618,809	(572,809)	(93)%
Other	17,710	30,315	(12,605)	(42)%
Total revenue	6,973,109	10,799,135	(3,826,026)	(35)%

Cost of revenues	2,988,688	4,175,056	(1,186,368)	(28)%
Gross profit	3,984,421	6,624,079	(2,639,658)	(40)%
Gross profit margin	57%	61%

Operating expenses:
Product development:	2,153,834	3,950,305	(1,796,471)	(45)%
Sales and marketing	1,997,996	4,984,983	(2,986,987)	(60)%
General and administrative	4,458,849	6,409,563	(1,950,615)	(30)%
Depreciation and amortization	746,967	4,475,485	(3,728,518)	(83)%
Impairment of long-lived assets	892,103	30,562,944	(29,670,841)	(97)%
Total operating expenses	10,249,849	50,383,281	(40,133,432)	(80)%

Loss from operations	$(6,265,427)	$(43,759,202)	$37,493,774	(86)%

Revenue

Software Revenue

Total software revenue declined to $6.9 million for the nine months ended September 30, 2023 from $10.2 million for the nine months ended September 30, 2022, for a decrease of $3.2 million, or 32%. Software revenue accounted for substantially all of our revenues for the nine months ended September 30, 2023 and approximately 94 percent for the nine months ended September 30, 2022. The decline is primarily attributable to (i) customer churn in our MJ Platform ($0.6 million) and Ample ($0.9 million) service offerings, (ii) lower continuing Leaf Data Systems revenues and fewer change requests attributable to our two state clients and the transition of a key client’s business from implementation fees to traditional subscription service from the 2022 period to the 2023 period ($0.7 million) and (iii) the effects of the planned exit from our Solo, Trellis and Viridian platforms ($1.1 million).

Consulting Revenue

In connection with the pending Sale Transaction and the Merger, we have de-emphasized our consulting services during the nine months ended September 30, 2023.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware, and other non-recurring revenues. Other revenue was less than one percent of total revenues for each of the nine months ended September 30, 2023 and 2022, respectively.

Cost of Revenue

Our cost of revenue was $3.0 million for the nine months ended September 30, 2023, compared to $4.2 million for the nine months ended September 30, 2022, reflecting a decline of $1.1 million, or 28 percent. The decrease was due primarily to the following: (i) lower hosting services and platform license costs of $1.1 million during the 2023 period and (ii) lower salary-related and contractor and consultant costs of $0.7 million in the 2023 period partially offset by the effect of a $0.4 million reversal of a legal contingency in the 2022 period and $0.3 million of costs capitalized during the 2022 period while no such costs were capitalized during the 2023 period.

Gross Profit

Gross profit was $4.0 million for the nine months ended September 30, 2023, compared to $6.6 million for the nine months ended September 30, 2022, for a decrease of $2.6 million or 40 percent. The gross profit margin declined to 57 percent during the 2023 period from 61 percent in the 2022 period due primarily to a higher weighting of lower-margin contracts in the 2023 period as compared to the 2022 period as well as the effects of continuing to service the remaining products of Trellis, Solo and Viridian in the absence of any new revenue streams.

Operating Expenses

Product Development

Product development expense was $2.2 million for the nine months ended September 30, 2023, compared to $4.0 million for the nine months ended September 30, 2022, representing a decrease of $1.8 million, or 45 percent. The decrease is due primarily to lower salary-related and contractor expenses in the amount of $3.6 million and $0.2 million of restructuring charges. These declines were primarily attributable to the actions that we took in the second quarter of 2022 associated with the Restructuring which reduced our overall headcount. The decline was partially offset by $2.1 million of costs capitalized during the 2022 period while no such costs were capitalized during the 2023 period

Sales and Marketing

Sales and marketing expense was $2.0 million for the nine months ended September 30, 2023, compared to $5.0 million for the nine months ended September 30, 2022, a decrease of $3.0 million, or 60 percent. These declines were due primarily to lower salary-related and contractor expenses in the amount of $2.4 million, lower software application costs and trade show and related promotional expenses of $0.3 million and lower restructuring charges of $0.3 million. These declines were primarily attributable to the actions that we took in the second quarter of 2022 associated with the Restructuring which reduced our overall headcount. The decline was partially offset by $0.1 million of higher stock-based compensation expense during the 2023 period.

General and Administrative

General and administrative expense was $4.5 million for the nine months ended September 30, 2023, compared to $6.4 million for the nine months ended September 30, 2022, a decrease of $2.0 million, or 30 percent. The decrease was due primarily to the following: (i) lower overall compensation- related and contractor costs of $0.6 million during the 2023 period attributable to lower overall headcount and lower stock-based and performance-based incentive compensation, (ii) lower recurring professional fees of $0.9 million during the 2023 period, (iii) lower occupancy and support costs of $0.1 million during the 2023 period as we operated on a 100 percent remote basis and (iv) lower bad debt and franchise and sales and use tax expenses of $0.6 million. These declines were partially offset by $0.4 million of professional fees and related costs associated with the Sales Transaction and the Merger.

Depreciation and Amortization

Depreciation and amortization expense decreased to $0.7 million for the nine months ended September 30, 2023 from $4.5 million for the nine months ended September 30, 2022, representing a decrease of $3.7 million, or 83%. The decrease is due to the substantial impairments of capitalized software and intangible assets that were recorded during 2022.

Impairment of Long-lived Assets

Impairment charges for goodwill ($0.9 million) associated with Ample were recognized in the nine months ended September 30, 2023 while we impaired (i) goodwill associated with the Ample ($10.7 million), Solo ($11.2 million), Trellis ($1.6 million) and Viridian ($3.9 million) platforms and (ii) intangible assets ($2.2 million) and capitalized software ($1.0 million) associated with the Solo platform during the nine months ended September 30, 2022.

Results of Operations for the Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table highlights our operating revenues and expenses attributable to our continuing operations for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022:

	Three Months Ended September 30,		Change
	2023	2022	Period over Period
Revenues:
Software	$2,069,845	$2,980,926	$(911,081)	(31)%
Consulting	6,200	76,500	(70,300)	(92)%
Other	6,508	6,953	(446)	(6)%
Total revenue	2,082,553	3,064,379	(981,826)	(32)%
Cost of revenues	974,711	1,476,787	(502,076)	(34)%
Gross profit	1,107,842	1,587,592	(479,750)	(30)%
Gross profit margin	53%	52%

Operating expenses:
Product development:	649,070	959,185	(310,115)	(32)%
Sales and marketing	566,147	954,759	(388,612)	(41)%
General and administrative	1,401,101	1,830,663	(42,562)	(23)%
Depreciation and amortization	176,715	1,551,480	(1,374,765)	(89)%
Impairment of long-lived assets	892,103	—	892,103	100%
Total operating expenses	3,685,136	5,296,088	(2,503,055)	(30)%

Loss from operations	$(2,577,294)	$(3,708,496)	$1,131,202	(31)%

Revenue

Software Revenue

Total software revenue declined to $2.1 million for the three months ended September 30, 2023 from $3.0 million for the three months ended September 30, 2022, for a decrease of $0.9 million, or 31%. Software revenue accounted for substantially all of our revenues for the three months ended September 30, 2023 and approximately 97 percent for the three months ended September 30, 2022. The decline is primarily attributable to (i) customer churn in our MJ Platform ($0.2 million) and Ample ($0.3 million) service offerings and (ii) the effects of the planned exit from our Solo, Trellis and Viridian platforms ($0.4 million).

Consulting Revenue

In connection with the pending Sale Transaction and the Merger, we have de-emphasized our consulting services during the three months ended September 30, 2023.

Other Revenue

Other revenue includes retail/resale revenue, which is generated from point-of-sale hardware, and other non-recurring revenues. Other revenue was less than one percent of total revenues for each of the three months ended September 30, 2023 and 2022, respectively.

Cost of Revenue

Our cost of revenue was $1.0 million for the three months ended September 30, 2023, compared to $1.5 million for the three months ended September 30, 2022, reflecting a decline of $0.5 million, or 34 percent. The decrease was due primarily to the following: (i) lower hosting services and platform license costs of $0.2 million during the 2023 period, (ii) lower salary-related and contractor and consultant costs of $0.2 million in the 2023 period and (iii) lower support costs of $0.2 million during the 2023 period partially offset by $0.1 million of costs capitalized during the 2022 period while no such costs were capitalized during the 2023 period.

Gross Profit

Gross profit was $1.1 million for the three months ended September 30, 2023, compared to $1.6 million for the three months ended September 30, 2022, for a decrease of $1.5 million or 30 percent. The gross profit margin increased to 53 percent during the 2023 period from 52 percent in the 2022 period due primarily to the actions that we took during 2023 associated with the de-emphasizing of the consulting services which reduced our overall headcount.

Operating Expenses

Product Development

Product development expense was $0.6 million for the three months ended September 30, 2023, compared to $0.9 million for the three months ended September 30, 2022, representing a decrease of $0.3 million, or 32 percent. The decrease is due primarily to lower salary-related and contractor expenses in the amount of $0.2 million and the effect of $0.1 million of restructuring charges recorded in the 2022 period. These declines were primarily attributable to the actions that we took during 2023 associated with the planned exit from our Solo, Trellis and Viridian platforms which reduced our overall headcount.

Sales and Marketing

Sales and marketing expense was $0.6 million for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022, a decrease of $0.4 million, or 41 percent. These declines were due primarily to lower salary-related and contractor expenses in the amount of $0.3 million, and lower software applications costs and trade show and related promotional expenses of $0.1 million. These declines were primarily attributable to the actions that we took during 2023 associated with the planned exit from our Solo, Trellis and Viridian platforms which reduced our overall headcount.

General and Administrative

General and administrative expense was $1.4 million for the three months ended September 30, 2023, compared to $1.8 million for the three months ended September 30, 2022, a decrease of $0.4 million, or 23 percent. The decrease was due primarily to the following: (i) lower overall compensation-related and contractor costs of $0.1 million during the 2023 period attributable to lower overall headcount and lower stock-based and performance-based incentive compensation, (ii) lower recurring professional fees of $0.2 million during the 2023 period, and (iii) lower credit loss expenses of $0.1 million. These declines were partially offset by $0.1 million of professional fees and related costs associated with the Sales Transaction and the Merger.

Depreciation and Amortization

Depreciation and amortization expense decreased to $0.2 million for the three months ended September 30, 2023 from $1.6 million for the three months ended September 30, 2022, representing a decrease of $1.4 million, or 89 percent. The decrease is due to the substantial impairments of capitalized software and intangible assets that were recorded during 2022.

Impairment of Long-lived Assets

Impairment charges for goodwill ($0.9 million) associated with Ample were recognized in the three months ended September 30, 2023. There were no impairment charges recognized in the three months ended September 30, 2022.

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

We define EBITDA as net loss (gain) before loss from discontinued operations, net of tax, interest expense, net, changes in fair value of convertible notes, changes in fair value of derivative liability, provision for income taxes, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	impairment of long-lived assets, as this is a non-cash, non-recurring item, which affects the comparability of results of operations and liquidity;

●	stock-based compensation expense, because this represents a non-cash charge and our mix of cash and stock-based compensation may differ from other companies, which affects the comparability of results of operations and liquidity;

●	cost incurred in connection with strategic transactions including the Sale Transaction, the Merger, the termination of the MJF-Ample SPA with POSaBIT and business combinations that are required to be expensed as incurred in accordance with GAAP, because such costs are specific to the complexity and size of the underlying transactions and these costs are not reflective of our ongoing operations;

●	restructuring charges, which includes severance costs to terminate employees in functions that have been eliminated as we believe these costs are not representative of operating performance;

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,
	2023	2022
Net loss	$(2,594,938)	$(2,305,536)
Adjustments:
Loss from discontinued operations, net of tax	—	(2,868,460)
Interest expense	202,644	395,422
Change in fair value of convertible notes	(185,000)	1,113,000
Change in fair value of derivative liability	—	(2,256)
Income tax benefit	—	(40,666)
Depreciation and amortization	176,715	1,551,480
EBITDA	$(2,400,579)	$(2,157,016)
Impairment of long-lived assets	892,103	—
Stock-based compensation expense	100,096	202,575
Strategic transaction and merger related costs	163,856	71,156
Restructuring charges	—	59,094
Adjusted EBITDA	$(1,244,524)	$(1,824,191)

	Nine Months Ended September 30,
	2023	2022
Net loss	$(8,151,516)	$(53,822,928)
Adjustments:
(Gain) loss from discontinued operations, net of tax	115,398	6,936,881
Interest expense	917,015	609,150
Change in fair value of convertible notes	863,457	2,840,000
Change in fair value of derivative liability	—	(54,153)
Income tax benefit	—	(268,152)
Depreciation and amortization	746,967	4,475,485
EBITDA	$(5,508,679)	$(39,283,717)
Impairment of long-lived assets	892,103	30,562,944
Stock-based compensation expense	306,830	646,012
Strategic transaction and merger related costs	897,850	429,601
Restructuring charges	45,521	552,563
Adjusted EBITDA	$(3,366,375)	$(7,092,597)

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

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception in 2019 we have incurred recurring losses from operations, used cash from operating activities, and relied on capital raising transactions to continue ongoing operations. As of September 30, 2023, we had a working capital deficit of $11.2 million with $0.2 million in cash available to fund future operations. Furthermore, on March 22 and 23, 2023, respectively, we received two notices (the “Notices”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating (i) that the bid price of the Company’s Common Stock is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share (the “Bid Price Notice”) and (ii) the Company’s stockholders’ equity is below the minimum listing standard requirement of $2.5 million for continued listing on the Nasdaq (the “Stockholders Equity Notice”). The Notices have no immediate effect on the continued listing status of our Common Stock on the Nasdaq, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until September 18, 2023, to regain compliance with the minimum closing bid requirement. Regarding the Stockholders Equity Notice, we submitted the required compliance plan to the listings staff of the Nasdaq on May 8, 2023 which was conditioned upon the successful completion of the Merger. On June 15, 2023, we received a letter from Nasdaq granting an extension through September 19, 2023 to complete the Merger. On September 19, 2023, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with the minimum bid price requirement or the minimum listing standard requirement of $2.5 million and is not eligible for an additional 180-day period to regain compliance. Further, the Determination Letter indicate that unless the Company requests an appeal of this determination the trading of the Company’s common stock will be suspended at the opening of business on September 28, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Capital Market. The Company had a deadline to appeal the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, no later than 4:00 pm Eastern Time on September 26, 2023. The Company successfully submitted a hearing request on September 25, 2023 and received a hearing date of November 9, 2023. This Hearing will stay any delisting or suspension action by the Staff pending the issuance of the Panel’s decision. The Company’s common stock will remain listed on Nasdaq, pending the outcome of the Hearing. There can be no assurance that the Panel will grant the Company’s request for continued listing, however on November 2, 2023 the Company received a document from the Nasdaq Staff indicating, based on their review it appears the that the post-transaction (referring to the Akerna Merger) entity will demonstrate compliance with the initial listing requirements, only in the event that the transaction successfully closes.

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

Cash Flows

Our cash balance was $0.2 million as of September 30, 2023. Cash flow information is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash (used in) provided by:
Operating activities	$(5,206,372)	$(10,450,906)
Investing activities	600,000	(2,951,412)
Financing activities	(3,417,405)	8,494,699
Effect of change in exchange rates on cash and restricted cash	50,099	(35,984)
Net decrease in cash and restricted cash	$(7,973,678)	$(4,943,063)

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

Net cash used in operating activities declined to $5.2 million during the nine months ended September 30, 2023 from $10.4 million during the nine months ended September 30, 2022 due primarily to the elimination of costs associated with salaries and benefits and related support costs as a result of the actions taken during the second quarter of 2022 associated with the Restructuring which lowered our overall employee headcount. In addition, the 2023 period only includes one month of cash utilization by our discontinued operations 365 Cannabis and LCA and lower activity levels for all of our continuing operations including Solo, Trellis and Viridian which we have terminated prior to the Merger and Sale Transaction.

Investing Activities

Our primary investing activities have consisted of capitalization of internal-use software necessary to deliver significant new features and functionality in our platform which provides value to our customers. Other investing activities include cash outflows related to purchases of property and equipment, and from time-to-time, the cash paid for asset and business acquisitions as well as cash received from the disposition of assets and business units.

Net cash provided by investing activities totaled $0.6 million during the nine months ended September 30, 2023, as a result of sale of the 365 Cannabis and LCA business units in January 2023. Net cash used by investing activities during the nine months ended September 30, 2022, was $3.0 million which was related to the development of our software products.

Financing Activities

Our financing activities consist primarily of proceeds from issuance of our common stock, including those through our ATM Program, repayments attributable to the Senior Convertible Notes and the value of shares withheld from the vesting of certain stock-based compensation awards.

During the nine months ended September 30, 2023 and 2022 we made $4.9 million and $1.5 million of principal payments on the Senior Convertible Notes, respectively. The funds for the payments in the 2023 period were sourced from the proceeds of the sale of our discontinued operations and from releases from the restricted cash accounts while the payments in the 2022 period were sourced from cash on hand and from $0.8 million of proceeds received from the issuance of shares under our ATM program. In June 2023, we completed the PIPE Investment which provided proceeds of $0.5 million. In May 2023, we received proceeds of $1.0 million from the issuance of the MJA Note. During each of the nine months ended September 30, 2023 and 2022, the value of shares withheld for income taxes from the vesting of stock-based compensation awards was less than $0.1 million, respectively.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2023 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to our management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weakness in our internal control over financial reporting and prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

●	The Company’s internal control over financial reporting pertaining to certain key process areas of financial reporting were not properly designed and/or operating effectively.

Remediation Efforts

We are in the process of executing our remediation plans to address the material weakness described above. As of September 30, 2023, we have:

●	Hired additional experienced resources with the appropriate skills to fill key accounting functions.

●	Engaged an outside firm to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting and have remediated past deficiencies in the design of our internal control framework for certain key process areas including revenue, capitalized software, business combinations, intangibles, goodwill, stock-based compensation, general financial reporting, and information technology.

●	Developed a long-term plan to both (i) complete the remediation of the design of our internal control over financial reporting for our remaining process areas, and (ii) begin the remediation of the deficiencies in operating effectiveness of our internal controls over financial reporting across all process areas.

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

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 20, 2023.

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

On March 23, 2023, we received notice from The Nasdaq Stock Market advising us that we are not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). In our Annual Report on Form 10-K for the year ended December 31, 2022, Akerna reported stockholders’ equity of ($4,825,528), which is below the Stockholders’ Equity Requirement for continued listing. Through September 30, 2023, our stockholders’ equity has declined further to a deficit of ($8,306,961).

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

On September 19, 2023, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with the minimum bid price requirement or the minimum listing standard requirement of $2.5 million and is not eligible for an additional 180-day period to regain compliance. Further, the Determination Letter indicate that unless the Company requests an appeal of this determination the trading of the Company’s common stock will be suspended at the opening of business on September 28, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Capital Market. The Company had a deadline to appeal the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, no later than 4:00 pm Eastern Time on September 26, 2023. The Company successfully submitted a hearing request on September 25, 2023 and received a hearing date of November 9, 2023. This Hearing will stay any delisting or suspension action by the Staff pending the issuance of the Panel’s decision. The Company’s common stock will remain listed on Nasdaq, pending the outcome of the Hearing. There can be no assurance that the Panel will grant the Company’s request for continued listing, however on November 2, 2023 the Company received a document from the Nasdaq Staff indicating, based on their review it appears the that the post-transaction (referring to the Akerna Merger) entity will demonstrate compliance with the initial listing requirements, only in the event that the transaction successfully closes.

There can be no assurance that the Company’s plan as presented to the Panel will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will stay the suspension of the Company’s securities. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Report on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended September 30, 2023.

During the quarter ended September 30, 2023, the Company did not repurchase any of its Common Shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1+	Agreement and Plan of Merger, dated as of January 27, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.2 on Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.2+	Securities Purchase Agreement dated April 28, 2023, by and among Akerna, Akerna Exchange and MJA (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
2.3	Form of Voting and Support Agreement by and between certain stockholders named therein and Gryphon (incorporated by reference to Exhibit 2.4 on Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.4	Form of Lender Support Letter for Merger (incorporated by reference to Exhibit 2.6 on Current Report on Form 8-K filed by Akerna on January 27, 2023)
2.5	Form of Voting and Support Agreement, dated April 28, 2023, by and between certain stockholders named therein and MJA (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
2.6	Form of Lender Support Letter for Sale Transaction (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
2.7	First Amendment to Agreement and Plan of Merger dated April 28, 2023 by and among Akerna, Akerna Merger Co. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
2.8	Second Amendment to the Agreement and Plan of Merger by and between Akerna Corp., Akerna Merger Co. and Gryphon dated June 14, 2023 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 15, 2023).
3.1	Amended and Restated Certificate of Incorporation of Akerna Corp. (incorporated by reference to Exhibit 3.1 on Quarterly Report on Form 10-Q filed by Akerna on November 14, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by Akerna on November 14, 2022)
3.3	Certificate of Designation for the Special Voting Share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8- K filed by Akerna on July 8, 2020)
3.4	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Akerna’s Current Report on Form 8-K filed with the Commission on October 3, 2022)
3.5	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Akerna’s Current Report on Form 8-K filed with the Commission on October 3, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Akerna’s Registration Statement on Form S-4 (File No. 333-228220))
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 on Current Report on Form 8-K filed by Akerna on June 21, 2019)
4.4	Stock Purchase Agreement, dated September 13, 2021, relating to the 365 Cannabis acquisition (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on September 21, 2021)
4.5	Securities Purchase Agreement, dated October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.6	Form of Secured Convertible Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.7	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.8	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on October 5, 2021)
4.9	Amendment and Waiver Agreement dated June 30, 2022 to the Securities Purchase Agreement dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q as filed by Akerna on August 12, 2022)
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.10 to Akerna Corp’s Form S-1 as filed with the Commission on June 29, 2022)
4.11	Form of Warrant (incorporated by reference to Exhibit 4.9 to Akerna Corp’s post-effective amendment to Form S-1 as filed with the Commission on July 1, 2022)
4.12	Form of Underwriter’s Warrants (incorporated by reference to Exhibit 4.11 to Akerna Corp’s post-effective amendment to Form S-1 as filed with the Commission on July 1, 2022)
4.13	Waiver dated September 27, 2022 by and between Akerna Corp. and the Holders in accordance with the Securities Purchase Agreement dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to Akerna Corp.’s Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2022)
4.14	Amendment No. 1 to the Exchangeable Share Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by Akerna on November 18, 2022)

4.15+	Form of Secured Promissory Note, dated April 28, 2023, by and among Akerna, Akerna Exchange, and MJA (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.16+	Form of Security and Pledge Agreement, by and among Akerna, MJA and the other parties thereto dated April 28, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.17	Form of Guaranty Agreement, by and among certain subsidiaries of Akerna and MJA, dated April 28, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.18	Subordination and Intercreditor Agreement, by and among MJA, Akerna, and HT Investments MA LLC, dated April 28, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.19	Waiver, by and among Akerna and certain note holders, dated April 28, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Akerna on May 1, 2023)
4.20	Waiver, by and among Akerna and certain note holders, dated June 14, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Akerna on June 15, 2023)
10.1	Securities Purchase Agreement by and between Akerna Corp. and the investor named therein dated June 14, 2023 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 15, 2023).
10.2	Registration Rights Agreement by and between Akerna Corp. and the investor named therein dated June 14, 2023 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on June 15, 2023).
31.1	Section 301 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101	XBRL (Extensible Business Reporting Language). The following materials from Akerna Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit

+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jessica Billingsley
Jessica Billingsley,
Chief Executive Officer and Director
(Principal Executive Officer)

November 14, 2023

By:	/s/ L. Dean Ditto
L. Dean Ditto,
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2023