Form 10-K
period 2023-12-31
Gryphon Digital Mining, Inc.
filed 2024-04-01
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-39096

GRYPHON DIGITAL MINING, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5953 Mabel Road, Unit 138 Las Vegas, NV	89110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 646-3374

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRYP	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common stock of Gryphon Digital Mining, Inc. held by non-affiliates was approximately $4.1 million based upon the closing price per share of $0.605 on June 30, 2023.

As of March 29, 2024, there were 38,800,340 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

Documents Incorporated by Reference

i

EXPLANATORY NOTE

On February 9, 2024 (the “Closing Date”), Gryphon Digital Mining, Inc., a Delaware corporation f/k/a Akerna Corp. (“Gryphon,” the “Company,” “we,” “us” or “our”), consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger by and between the Company, Akerna Merger Co., a wholly-owned subsidiary of the Company (“Merger Sub”), and Ivy Crypto, Inc. (formerly known as Gryphon Digital Mining, Inc.) (“Legacy Gryphon”), dated January 27, 2023, as amended (the “Merger Agreement”), following approval thereof at a special meeting of the Company’s stockholders held on January 29, 2024 (the “Special Meeting”).

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Gryphon was effected through the merger of Merger Sub with and into Legacy Gryphon, with Legacy Gryphon as the surviving company in the Merger, and after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). On the date of the closing (the “Closing”) of the Business Combination (the “Closing Date”), the registrant changed its name from Akerna Corp. to Gryphon Digital Mining, Inc. Additionally, on the Closing Date, immediately following the Closing, the Company sold its legacy business to MJ Acquisition Corp. pursuant to that certain securities purchase agreement dated April 28, 2023, as amended (the “SPA”) by and among the Company, Akerna Canada Ample Exchange Inc. and MJ Acquisition Corp.

Unless the context requires otherwise, references to “Akerna” are to the Company prior to the Business Combination.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “GRYP”. The audited financial statements included herein are those of the Company prior to the consummation of the Business Combination and the name change. Prior to the Business Combination, the Company’s business was enterprise software solutions within the cannabis industry.

The audited consolidated financial statements of Legacy Gryphon and its consolidated subsidiaries, which is considered the Company’s accounting predecessor, prior to the close of the Business Combination for the years ended December 31, 2023 and 2022 are included in the Form 8-K/A that is anticipated to be filed with the SEC on or about April 1, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our need to, and difficulty in, raising additional capital;

●	downturns in the Cryptocurrency industry;

●	inflation;

●	increased interest rates;

●	the inability to procure needed hardware;

●	the failure or breakdown of mining equipment, or internet connection failure;

●	access to reliable and reasonably priced electricity sources;

●	cyber-security threats;

●	our ability to obtain proper insurance;

●	construction risks;

●	banks and other financial institutions ceasing to provide services to our industry;

●	changes to the Bitcoin network’s protocols and software;

●	the decrease in the incentive to mine Bitcoin;

●	the increase of transaction fees related to digital assets; or

●	the fraud or security failures of large digital asset exchanges;

●	future digital asset, technological and digital currency development;

●	the regulation and taxation of digital assets like Bitcoin; and

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Risks Related to the Price of Bitcoin

●	Gryphon’s future success will depend upon the value of Bitcoin; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

●	Gryphon may face several risks due to disruptions in the crypto asset markets, including but not limited to the risk from depreciation in Gryphon’s stock price, financing risk, risk of increased losses or impairments in its investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

●	Gryphon may face several risks due to disruptions in the crypto asset markets, including but not limited to the risk from depreciation in Gryphon’s stock price, financing risk, risk of increased losses or impairments in its investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

●	The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on, may expose Gryphon to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in Gryphon.

●	The Bitcoin market is exposed to financially troubled cryptocurrency-based companies

●	There is a lack of liquid markets for, and possible manipulation of, blockchain/cryptocurrency-based assets.

●	Acceptance and/or widespread use of Bitcoin are uncertain.

●	Cryptocurrencies, including Bitcoin, face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

●	The development of other cryptocurrencies and/or digital currencies may adversely affect the value of Bitcoin.

●	Gryphon faces risks of Internet disruptions, which could have an adverse effect on the price of Bitcoin.

Risks Related to Operations

●	Gryphon is an early-stage company and has a limited history of generating profits.

●	Gryphon has a substantial amount of debt and significant debt service obligations.

●	Gryphon’s independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about Gryphon’s ability continue as a “going concern.”

●	Gryphon’s bitcoin may be subject to loss, theft or restriction on access.

●	Our ability to adopt technology in response to changing security needs or trends and reliance on third party, Bitgo Prime, for custody poses a challenge to the safekeeping of our digital assets.

●	Gryphon may be affected by price fluctuations in the wholesale and retail power markets.

●	If Gryphon is unable to secure power supply at prices or on terms acceptable to it, a material adverse effect on Gryphon’s business, prospects, financial condition, and operating results would occur.

●	Gryphon’s business is dependent on a small number of digital asset mining equipment suppliers.

●	Mining machines rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to an ongoing significant shortage.

●	Gryphon’s reliance primarily on a single model of miner may subject its operations to increased risk of design flaws.

●	Gryphon relies on hosting arrangements to conduct its business, and the availability of such hosting arrangements is uncertain and competitive and may be affected by changes in regulation in one or more countries.

●	Gryphon’s operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in Bitcoin.

●	The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

●	Gryphon may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect Gryphon’s business.

Risks Relating Governmental Regulation and Enforcement

●	As cryptocurrencies may be determined to be investment securities, Gryphon may inadvertently violate the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations and Gryphon may incur third-party liabilities.

●	If regulatory changes or interpretations of Gryphon’s activities require its registration as a money services business under the regulations promulgated by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act, Gryphon may be required to register and comply with such regulations. If regulatory changes or interpretations of Gryphon’s activities require the licensing or other registration of Gryphon as a money transmitter (or equivalent designation) under state law in any state in which Gryphon operates, Gryphon may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent Gryphon decides to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to Gryphon. Gryphon may also decide to cease its operations. Any termination of certain operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

●	There is no one unifying principle governing the regulatory status of cryptocurrency nor whether cryptocurrency is a security in each context in which it is viewed. Regulatory changes or actions in one or more countries may alter the nature of an investment in Gryphon or restrict the use of digital assets, such as cryptocurrencies, in a manner that adversely affects Gryphon’s business, prospects or operations.

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in Bitcoin-related activities or that accept bitcoin as payment, including financial institutions of investors in Gryphon’s common stock.

●	Gryphon’s interactions with a blockchain may expose Gryphon to specially designated nationals or blocked persons or cause Gryphon to violate provisions of law that did not contemplate distributed ledger technology.

●	Gryphon’s management and compliance personnel have limited experience handling a listed cryptocurrency mining-related services company.

Risks Related to Gryphon’ s Common Stock

v

PART I

Item 1. Business.

Unless the context requires otherwise, references to “Gryphon,” “we,” “us” or “our” in this section are to the business and operations of Legacy Gryphon prior to the Business Combination and to the Company and its subsidiaries following the Business Combination.

Corporate History and Background

We were originally incorporated in Delaware on October 3, 2018 under the name “MTech Acquisition Holdings Inc.” for the purpose of effecting a business combination with one or more target businesses. On June 17, 2019, we consummated a business combination pursuant to a Merger Agreement among several companies, including MTech Acquisition Corp., which was special purpose acquisition company established for the purpose of entering into a business combination. In connection with such business combination, MTech Acquisition Holdings Inc. changed its name to Akerna Corp., which was the Company immediately prior to the Business Combination (“Akerna”). Akerna was a leading provider of enterprise software solutions within the cannabis industry. The Business Combination with Legacy Gryphon was closed on February 9, 2024. In light of the fact that the Business Combination has closed and our ongoing business will be the business formerly operated by Legacy Gryphon, this business section primarily includes information regarding Legacy Gryphon’s business.

Overview

Founded in October 2020, Gryphon is a bitcoin mining company based in Las Vegas, Nevada. Gryphon commenced its digital assets mining operations in September 2021. Gryphon’s mission is to create a net carbon neutral bitcoin miner. Gryphon’s revenue model is to mine and hold bitcoin, and then sell only the bitcoin that is necessary to pay its operating expenses and to reinvest in operational expansion.

Gryphon’s operations encompass the following:

●	Self-Mining: Gryphon operates approximately 7,400 bitcoin ASIC mining computers, referred to as “miners,” from Bitmain Technologies Limited (“Bitmain”) that Gryphon has installed at third-party hosted mining data centers located in New York. Revenue generated by the mining of bitcoin is measured on a dollar per megawatt-hour (“MWh”) basis and is variable based on the price of Bitcoin, the measure of difficulty, transaction volume and global hash rates.

●	ESG-Led Mining: Gryphon is an ESG-committed bitcoin miner with the mission to create the world’s largest bitcoin miner with a neutral carbon footprint. Gryphon currently uses net carbon neutral energy in its power mix.

Gryphon launched its mining operations in September 2021 upon the receipt of the first of 12 batches of 600 Bitmain S19j Pro Antminers. Gryphon has deployed a total of approximately 9,000 S19 series Antminers from Bitmain pursuant to the Bitmain Agreement (as defined below) and subsequent market purchases.

Given the significant amount of power that ASIC miners require to operate, Gryphon believes most mining companies focus completely on low-cost electricity without considering the impact of the power’s production on the climate. Gryphon’s strategy is to focus on working with power hosting partners that are committed to climate science and also can produce reliable, low-cost power. Gryphon uses 28 megawatts of space at its primary hosting facility in New York, which relies on renewable hydro energy. As it deploys additional miners, Gryphon will work with hosting partners that have committed to providing carbon neutral power.

Bitcoin Mining Overview

Bitcoin miners use ASIC computers to validate Bitcoin transactions and add “blocks” of validated transactions to Bitcoin’s peer-to-peer blockchain network. Miners earn bitcoin rewards for every block they add to the network as well as the corresponding transaction fees associated with the transactions in the “mined” block. Only one miner or group of miners operating together can receive the block rewards and may also receive the corresponding transaction fees per block added to the Bitcoin blockchain. The amount of bitcoin rewards per block (not including transaction fees) is fixed, and the number of blocks that can be added over time is able to be projected with reliable accuracy; therefore, the expected amount of bitcoin rewarded per miner is based on the number of miners actively participating in the Bitcoin network. Miners will typically only participate if the value of the expected bitcoin rewards is higher than their cost of production.

Miners consume electricity in order to compete for rewards. This means that the economics of bitcoin mining largely depend on:

●	the cost of electricity to competing miners;

●	the efficiency of mining equipment operated by competing miners; and

●	fluctuations in the price of Bitcoin, Bitcoin difficulty (the relative measure of the amount of resources required to confirm a block of bitcoin transactions and receive bitcoin rewards), and global hash rates (the overall amount of computing power consumed by the network).

To achieve scale, mining requires access to large amounts of low-cost electricity.

Introduction to Bitcoin, the Bitcoin Network and Bitcoin Mining

Bitcoin is a digital asset that is created and transmitted through the operations of a peer-to-peer decentralized network of computers, known as the Bitcoin network, which operates on cryptographic protocols. No single entity owns or operates the Bitcoin network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin network allows people to exchange digital tokens of value, called bitcoins, which are recorded on a publicly distributed transaction ledger known as a blockchain. The Bitcoin blockchain is a digital, publicly distributed bookkeeping ledger that holds the record of every Bitcoin transaction.

The Bitcoin network is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of Bitcoin. Rather, bitcoin is created and allocated by the Bitcoin network protocol through a process referred to as “mining” and the persons or machines that provide transaction verification services to the Bitcoin network and are rewarded with new bitcoin are called “miners.”

The Bitcoin blockchain is a digital chain of blocks with each block containing information relating to a group of Bitcoin transactions. Miners validate Bitcoin transactions, securing the blocks and adding the blocks of transactions to the blockchain record by using computer processing power to solve complex mathematical problems. Solving the problems will result in the block being successfully added to the chain. This means that the Bitcoin transaction information in the block is verified and locked into the blockchain where it remains as a permanent record on the blockchain network. The record set maintained by the Bitcoin network is publicly viewable and accessible to all. As an incentive to those who incur the computational cost of securing the Bitcoin network by validating transactions, the miner who correctly solves the problem resulting in a block being added to the Bitcoin blockchain is awarded bitcoin.

To begin bitcoin mining, a user can download and run Bitcoin network mining software, which turns the user’s computer into a “node” on the Bitcoin network that validates blocks. Each block contains the details of some or all of the most recent transactions of Bitcoin submitted by users of the Bitcoin network that are not already included in prior blocks, and a transaction awarding an amount of bitcoin to the miner who will add the new block. Each unique block can be solved and added to the blockchain by only one miner. Therefore, individual miners and mining pools (i.e., groups of miners acting together) on the Bitcoin network are engaged in a competitive process of increasing their computing power to improve their likelihood of solving for new blocks and receiving bitcoin rewards. As more miners join the Bitcoin network and its collective processing power increases, the Bitcoin network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the blockchain approximately every ten minutes. A miner’s proposed block is added to the blockchain once a majority of the nodes on the Bitcoin network confirms the miner’s work. Miners that are successful in adding a block to the blockchain are awarded bitcoin for their effort and may also receive transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the method by which new bitcoin enter into circulation.

The Bitcoin network is designed in such a way that the reward for adding new blocks to the blockchain decreases over time. The number of bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the blockchain record. Each block takes approximately 10 minutes to be solved and as a result, rewards are halved approximately every four years. Currently, the fixed reward for solving a new block is 6.25 bitcoin per block and this number is expected to decrease by half to become 3.125 bitcoin sometime in mid-2024. While Bitcoin prices have historically increased around these halving events, which increases in price have correspondingly mitigated the decrease in mining reward, there is no guarantee that the price change would be favorable or would compensate for the reduction in mining reward. Gryphon aims to mitigate the impacts of halving by maintaining a breakeven profitability floor far below the network average. To do so, Gryphon has developed and implemented a curtailment agreement with its hosting partners to maximize the marginal profitability of its machines. Under this arrangement, on a daily basis, Gryphon’s hosting partner calculates the expected profitability of Gryphon’s machines based on announced day-ahead electricity rates provided by the local utility and using current bitcoin prices. On days when it is forecast that the cost of electricity exceeds Gryphon’s revenue, whether for the entire day or part of the day, the machines are curtailed for the corresponding time period. This program was developed by Gryphon’s hosting partner in collaboration with Gryphon and is in use for several of Gryphon’s hosting partner’s clients. This program improves Gryphon’s profitability as it avoids operating the machines in periods when electricity costs exceed the expected revenue generated without impacting efficiency. The impact of the program on Gryphon’s hashpower is relatively minor as Gryphon’s machines are hosted in upstate New York with a strong power grid that does not often require curtailments (unlike Texas). The program has implemented occasional curtailments that often coincide with high temperature periods or extreme cold weather in the region that would cause the demand for local electricity to spike. Gryphon’s partners have also implemented standard operating procedures to maximize the operational efficiency of its sites, such as preventative maintenance and cleaning of equipment. Gryphon believes that these steps can enable it to maintain survivability above its competitors and mitigate the downside risk of decreased rewards.

Performance Metrics — Network Hash Rate and Difficulty

In bitcoin mining, “hash rate” or “hashes per second” are the measuring units of the processing speed of a mining computer mining bitcoin. “Hash rate” is defined as the speed at which a computer can take any set of information and use an algorithm to reduce that information into a string of letters and numbers of a certain length, known as a “hash.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations.

An individual miner has a hash rate measured as the total hash rate of all of the miners it deploys in its bitcoin mining operations, and network-wide there is a total hash rate of all miners seeking to mine bitcoin. The higher total hash rate of a specific miner, as a percentage of the network wide total hash rate, generally results over time in a corresponding higher success rate in bitcoin rewards as compared to miners with lower hash rates. Today, hash rates are measured in peta hashes per second, or one quadrillion (1,000,000,000,000,000) hashes per second, and exa hashes per second, or one quintillion (1,000,000,000,000,000,000) hashes per second.

“Difficulty” is a relative measure of how complex the process is made to successfully solve the algorithm and obtain a bitcoin award. The difficulty is adjusted by the Bitcoin network mining software periodically generally as a function of how much hashing power is deployed by the network of miners and designed to maintain certain mining results so that, on average, 10 minutes is required to produce a Bitcoin block. If the time to produce a block is generally exceeding the 10-minute expectation, which suggests that the target difficulty is set too high, the network reduces the degree of difficulty and vice versa, with this protocol called difficulty retargeting. At each interval of 2,016 blocks being mined (which takes roughly two weeks), the network re-analyzes the interval and revises the difficulty index, if needed.

Bitcoin Mining Power Requirements

At the beginning stages of the Bitcoin network in the early 2010s, individuals interested in bitcoin mining were able to do so using the CPUs of their personal computers. As popularity increased, so did the “difficulty” of mining, as adjusted automatically by the Bitcoin network. To accommodate the growing level of difficulty, more computer processing power was required. Soon, miners used GPUs generally used to power graphic intensive gaming computers to mine bitcoin. The process repeated, and the mining difficulty and amount of computing power required increased.

Eventually, computers and chips were created for the sole purpose of mining bitcoin. Today, bitcoin mining requires efficient hardware, i.e., ASIC-based mining computers, with strong computing abilities and energy efficiency. These ASIC-based mining computers require a significant amount of electricity to run their mining operations. Keeping electricity costs low is key to making bitcoin mining profitable and sustainable.

The amount of MW electricity required to mine bitcoin depends on the number and types of miners and the energy demand for each type of miner. Each type of miner has a specific electricity demand and hash rate output. According to the Digiconomist.net, as of May 3, 2023, an estimated 96TW of power per year is being consumed by bitcoin mining globally.

Mining Pools

As more and more miners entered the market competing for the limited number of blocks that are regularly added to the Bitcoin blockchain, and as the related increase in the amount of available hashing power resulted in increasing levels of difficulty being implemented by the Bitcoin network, individual miners found that they were in some cases working for months without finding a block and receiving any reward. To address this problem, bitcoin mining operators began to combine their mining resources into mining pools to better compete and generate mining revenue. A “mining pool” is the pooling of resources by miners to earn bitcoin together. The mining pool shares their processing power over a network and splits rewards according to the amount of hashing capacity they contribute.

The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises. Fees are paid to the mining pool operator by the participating miners to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ hashing power, identifies new block rewards, records how much work all of the pool participants are contributing, and assigns block rewards earned by the mining pool in proportion to the individual hash rate contributed by a given participant. As discussed below, Gryphon participates in mining pools as an integral part of its business.

Bitcoin Mining Economics

The current 6.25 bitcoin reward for each block, and one Bitcoin block expected to be validated and attached to the Bitcoin blockchain approximately every 10 minutes, equates to approximately 37.50 bitcoin rewards generated by the Bitcoin network every hour, approximately 900 bitcoin generated every day and approximately 328,500 bitcoins generated each year, at least for the next one to two years at which time the bitcoin reward for solving a block will again be halved. Because mining computers generate hashes randomly, the ability to solve a particular Bitcoin block is a probability, with the odds of success typically measured by a ratio equal to the speed at which a particular mining operation is able to calculate hashes (i.e., that miner’s hash rate) compared against the total aggregate hash rate of the Bitcoin network. Profitability is then measured by that ratio multiplied by the number of bitcoins mined in a year multiplied by the then current market price of Bitcoin, then subtracting the costs of purchasing mining equipment, the cost of electricity, and various corporate and administrative costs. For a mining operation that participates in a mining pool, revenues, which are measured as the percentage of a pool’s revenues equal the participating miner’s hash rate compared to the pool’s aggregate hash rate, and typically result in a fraction of a given block reward being paid to a miner, are further reduced by the costs paid to the pool operator.

As of March 26, 2024, Bitcoin was priced at approximately $68,913. Gryphon believes that the price of Bitcoin is likely to continue to fluctuate based on market conditions. Well-known companies have already invested in Bitcoin. Increasing regulatory barriers in Bitcoin epicenters such as China, as well ongoing fiat monetary inflation, have been suggested to support market valuations of Bitcoin. In addition, the block reward for Bitcoin is expected to halve in mid-2024, resulting in even greater Bitcoin scarcity. However, in 2022, FTX Trading LTD. and several other major cryptocurrency exchanges collapsed due to financial issues caused by the falling prices of Bitcoin and other cryptocurrencies, which began in the fourth quarter of 2021. The collapses of these exchanges spurred a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity. The prices of Bitcoin and other cryptocurrencies have rebounded from their lows around the time of the FTX collapse, but volatility due to these market conditions may continue in the near future.

China has previously limited the shipment of products in and out of its borders, which could negatively impact Gryphon’s ability to receive bitcoin mining equipment from Gryphon’s suppliers. Depending on the magnitude of such effects on Gryphon’s supply chain, shipments of parts for Gryphon’s existing miners, as well as any new miners Gryphon purchases, may be delayed. As Gryphon’s miners require repair or become obsolete and require replacement, Gryphon’s ability to obtain adequate replacements or repair parts from their manufacturer may therefore be hampered. Supply chain disruptions could therefore negatively impact Gryphon’s operations. If not resolved quickly, the impact of COVID-19 could have a material adverse effect on Gryphon’s business.

Governments could take additional restrictive measures to combat the pandemic that could further impact Gryphon’s business or the economy in the geographies in which Gryphon operates. It is also possible that the impact of the pandemic and response on Gryphon’s suppliers, customers and markets will persist for some time after governments ease their restrictions. These measures may impact Gryphon’s business and financial condition as the responses to control COVID-19 continue.

The extent to which the pandemic may impact Gryphon’s results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this prospectus/proxy statement, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to Gryphon’s performance, financial condition, results of operations and cash flows. See also “Risk Factors” above.

Material Agreements

BitGo Custodial Services Agreement

Pursuant to the BitGo Custodial Services Agreement between BitGo Trust and Gryphon, dated October 1, 2021, BitGo Trust, through its custodial services enables Gryphon to create one or more custody accounts, controlled and secured by BitGo Trust to store certain supported digital currencies and digital tokens or certain fiat currencies such as dollars or euros. BitGo Trust also provides Gryphon with the option to create non-custodial wallets that support certain digital assets via an API and web interface. Gryphon may also elect to store fiat currency with BitGo Trust.

The BitGo Custodial Services Agreement had an initial term of one year. After the initial term, it automatically renews for successive one-year periods, unless either party notifies the other of its intention not to renew at least 60 days prior to the expiration of the then-current term. Gryphon may terminate the BitGo Custodial Services Agreement at any time for any reason upon 30 days’ prior written notice.

BitGo Trust’s cold wallets are supported by a $250 million policy issued by Lloyd’s of London. Specifically, the policy covers: copying and theft of private keys; insider theft or dishonest acts by BitGo employees or executives; and loss of keys. Any theft of assets directly related to BitGo Trust’s custody of key would be covered by the policy. The policy does not cover cases where the client or a third party holds some of the keys themselves (e.g. hot wallets), since BitGo Trust would not be solely responsible for protecting the keys.

BitGo Trust has established a comprehensive set of controls governing the business processes and technology systems using industry standards and frameworks such as NIST, CCSS,CIS, and FFIEC. In addition, these controls have been independently tested as part of our SOC 1 & SOC 2 (Type 2) reports. Customers will decide upon which specific wallets are required based on their use case and they determine the portion of assets held in hot or cold wallets. BitGo Trust holds keys to cold wallets in undisclosed locations. BitGo’s cold storage solution is housed at undisclosed secure facilities. Any facilities that are co-located are secured by human guards and video surveillance, with 24x7 coverage. All BitGo vaults and manned facilities are located within the United States.

BitGo vaults are restricted from public access. BitGo follows role-based access controls and the principle of least privilege. Only individuals who have a specific business need to complete their job function are granted access to client information. Insurance providers rely on our BitGo’s external auditors to ensure that there is sufficient controls in place for accessing the vault and key material. BitGo maintains $250 million of insurance coverage against loss, theft, and misuse in situations where BitGo holds all keys. As part of this coverage, BitGo’s insurance underwriters have inspection rights associated with the crypto assets held in storage. All of the Company’s digital assets (100%) are held in cold wallets. The Company does not utilize any hot wallets from BitGo.

BitGo has private key procedures as well as the security and procedures in place for securing assets and in withdrawing and transferring assets. The BitGo ecosystem and architecture for private key management includes the BitGo Platform, HSMs and modular services. The BitGo cold custody solution is built on BitGo’s world class security to manage keys on behalf of our clients. BitGo only signs transactions that have been authorized by its clients and follow the policies set by the account administrators. BitGo engages an external third-party auditor to verify the digital assets it holds on a periodic basis. In addition, in the course of performing its annual audit of Gryphon’s financial statements, Gryphon’s independent registered public accounting firm sends annual confirmation requests to BitGo to confirm Gryphon’s digital assets held by BitGo. While neither Gryphon nor its insurance providers have any independent inspection rights associated with the digital assets held by BitGo, BitGo’s insurer, Lloyd’s of London, does have inspection rights with respect to the digital assets that BitGo holds.

Coinmint Agreement

On July 1, 2021, Gryphon entered into a Coinmint Colocation Mining Services Agreement (the “Coinmint Agreement”), with Coinmint, LLC (“Coinmint”), an established operator of renewable-energy data centers, pursuant to which Coinmint provides hosting services to Gryphon at Coinmint’s hydro powered facility in Massena, New York (the “Coinmint Facility”) for a 15-month period, which renews automatically for successive three-month terms unless either party delivers to the other party 90 days’ written notice of intent not to renew. Pursuant to the terms of the Coinmint Agreement, 7,200 S19j Pro Antminer machines were delivered to and installed at the Coinmint Facility. Under the terms of the Coinmint Agreement, Coinmint directly passes through the cost of electricity and maintenance costs to Gryphon, collects an initial reservation fee and collects a percentage of Gryphon’s bitcoin mining profits.

Master Services Agreement with Sphere 3D

On August 19, 2021, in connection with the pending Sphere 3D Merger, and notwithstanding the fact that the Sphere 3D Merger was not consummated, Gryphon entered into a Master Services Agreement (the “Sphere 3D MSA”) with Sphere 3D. Under the Sphere 3D MSA, Gryphon is Sphere 3D’s exclusive provider of management services for all blockchain and cryptocurrency-related operations, including but not limited to services relating to all mining equipment owned, purchased, leased, operated, or otherwise controlled by Sphere 3D and/or its subsidiaries and/or its affiliates at any location. Gryphon in return receives a percentage of the net operating profit of all of Sphere 3D’s blockchain and cryptocurrency-related operations. To provide greater certainty as to the term of the Sphere 3D MSA, Sphere 3D and Gryphon agreed to extend the initial term of the Sphere 3D MSA from three to four years, or to five years in the event Sphere 3D did not receive delivery of a specified minimum number of bitcoin mining machines during 2022. Sphere did not meet delivery targets in 2022, which extended the initial term of the Sphere 3D MSA to five years through August 2026. Subject to written notice from Sphere 3D and an opportunity by Gryphon to cure for a period of up to 180 days, Sphere 3D will be entitled to terminate the Sphere 3D MSA in the event of: (i) Gryphon’s failure to perform the services under the Sphere 3D MSA in a professional and workmanlike manner in accordance with generally recognized crypto-mining industry standards for similar services, or (ii) Gryphon’s gross negligence, fraud or willful misconduct in connection with performing the services. Gryphon will be entitled to specific performance or termination for cause in the event of a breach by Sphere 3D, subject to written notice and an opportunity to cure for a period of up to 180 days.

Pursuant to the Sphere 3D MSA, Gryphon holds the crypto assets of Sphere in a Bitgo Trust digital wallet. Sphere’s assets are safeguarded by Bitgo Trust in the same manner that Gryphon’s assets are safeguarded by Bitgo Trust, as described elsewhere in this section. Gryphon and Sphere’s assets are not co-mingled, as Sphere’s assets are stored in a separate wallet with its own address. The terms of the Sphere 3D MSA govern the management of Sphere’s assets. The terms prevent self-dealing and conflicts of interest. Additionally, all dealings between Sphere 3D and Gryphon involve one or both of (i) independent, arms-length third parties and (ii) transactions publicly available on the blockchain, which provide a clear, unambiguous trail of documentation to audit the relationship as needed.

Master Services Agreement with Core

On September 12, 2021, Gryphon and Core Scientific, Inc. (“Core”) entered into a Master Services Agreement (the “Core MSA”). Pursuant to the Core MSA, Core provides services related to the hosting of Gryphon’s cryptocurrency mining equipment and operations in data centers owned by Core under separate orders entered into by Gryphon and Core. The term of the Core MSA is indefinite, but may be terminated if no active orders have been in effect for at least 12 months.

On November 21, 2023, the Company was notified by Core Scientific, Inc. that Core intended to cease hosting operations of 133 ASIC miners that the Company had operating at Core as of September 30, 2023. As of December 31, 2023, the Company had removed its hosted equipment pursuant to the terms of the operative Master Services Agreement between the Company and Core. This hosted capacity represented approximately 1% of the Company’s overall fleet and management does not anticipate this action to result in a material impact to its operations. The Company relocated those miners to its other existing operations.

The Core MSA was terminated as a result of a settlement agreement entered on January 16, 2024. See “Legal Proceedings - Core Complaint and Related Matters” for more information.

Anchorage Loan Agreement

On May 25, 2022, Anchorage Lending CA, LLC (“Anchorage”) entered into an Equipment Loan and Security Agreement (the “Anchorage Loan Agreement”) with Gryphon Opco I LLC (“Gryphon Opco”), a wholly owned subsidiary of Gryphon, pursuant to which Anchorage loaned Gryphon Opco the principal amount of 933.333333 bitcoin. Gryphon Opco’s obligations under the Anchorage Loan Agreement are secured by certain equipment and software rights of Gryphon Opco and are guaranteed by Gryphon. The loan was payable in installments of 42.424242 bitcoin with interest of 5.0% per annum, payable monthly in bitcoin. Gryphon Opco is further required thereunder to maintain a collateral coverage ratio of 110%. The maturity date of the loan was initially May 27, 2024.

On March 27, 2023, Gryphon and Anchorage entered into an amendment to the Anchorage Loan Agreement (the “Anchorage Loan Amendment”). Pursuant to the Anchorage Loan Amendment, the maturity date was extended to March 2026, and the interest rate was increased to 6% per annum. The monthly principal and interest payments have been adjusted to be 100% of net monthly mining revenue, defined as, for each calendar month, the sum of (a) all of Gryphon’s revenue generated from all bitcoin generated by Gryphon with the collateral less (b) the sum of Gryphon Selling, General and Administrative Expenses (“SG&A”) in connection with bitcoin mining operations, but not to exceed the greater of (x) $100,000 and (y) the amount that is previously preapproved by Anchorage in writing for such calendar month; provided, however that, to the extent that SG&A is capped by clause (b) above, any unapplied SG&A may be rolled forward to subsequent months until fully deducted. Notwithstanding the foregoing, unless otherwise approved by Anchorage, the aggregate amount of SG&A during any rolling twelve-month period will not exceed $750,000. Provided that if at the end of a fiscal quarter, commencing with the fiscal quarter ending June 30, 2023, if (x) the aggregate principal amount payment received by the Anchorage for such fiscal quarter exceeds 38.6363638 bitcoin and (y) the average principal amount payment received by Anchorage for each fiscal quarter (commencing fiscal quarter ending June 30, 2023 and through and including the fiscal quarter for which such determination is to be made) exceeds 38.6363638 bitcoin per fiscal quarter, then, Gryphon will pay to Anchorage 75% of net monthly mining revenue for the immediately succeeding fiscal quarter (and thereafter, in the following fiscal quarter would shift to 100%). As consideration for the Anchorage Loan Agreement Amendment, Gryphon agreed to make a one-time payment of 173.17 bitcoins, reducing the principal balance of bitcoins from 636.81 to 463.64, and a closing fee of $45,000. Subsequent to the one-time payment of 173.17 bitcoins, the Company has made payments of approximately 128 bitcoins, reducing the principal balance of bitcoins due from 463.64 to 351.58 bitcoins as of December 31, 2023.

The Anchorage Loan Agreement Amendment also added a conversion provision whereby Anchorage has a limited right to convert all or any portion of the outstanding principal on the loan into a number of shares of Gryphon or any public company that is Gryphon’s parent, if Gryphon is not the public company (the “Conversion Right”). The Conversion Right is available at any time during the one month period (the “Conversion Period”) after which the market capitalization of Gryphon, or its public company parent if Gryphon is not the public company, for the first time exceeds $125,000,000 for five consecutive days. The conversion price is equal to $150,000,000 divided by the number of shares of Gryphon, or its public company parent if Gryphon is not the public company, common stock outstanding immediately prior to Anchorage’s exercise of the Conversion Right during the Conversion Period.

Competition

In digital asset mining, companies and individuals use computing power to solve cryptographic algorithms to record and publish transactions to blockchain ledgers or provide transaction verification services to the Bitcoin network in exchange for digital asset rewards. The current reward for verifying a block on the Bitcoin blockchain is 6.25 bitcoin. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers. Miners may organize themselves in mining pools. We compete or may in the future compete with other companies that focus all or a portion of their activities on owning or operating digital asset exchanges, developing programming for the blockchain, and mining activities. Currently, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. While there is limited available information regarding non-public competitors, several public companies (traded in the United States or internationally), such as the following, are considered our competitors:

●	Marathon Digital Holdings Inc.;

●	Riot Blockchain Inc.,

●	Hive Blockchain Technologies Ltd.,

●	Hut 8 Mining Corp.,

●	BitDigital, and

●	Bitfarms Ltd.

The digital asset mining industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

Competitive Advantages

Low operating costs are a key part of Gryphon’s competitive advantage. The low-cost hosting rates from its two host providers combined with its current generation, more efficient bitcoin miners provide Gryphon with a competitive advantage.

Gryphon believes it has strong relationships with equipment manufacturers and third-party mining data centers. It is challenging to acquire the latest equipment and host capacity due to significant market demand and limited supply. Gryphon has relationships with both types of suppliers, which it believes will allow it to access current-generation equipment and sign contracts with providers of hosting solutions.

Operational Strategy

Gryphon uses a hosting strategy that allows the company to concentrate the deployment of its capital towards bitcoin mining activities as opposed to building its own datacenters. Gryphon has partnered with a host provider that provides net carbon neutral power for its bitcoin mining.

Gryphon’s primary host facility is the Coinmint Facility located in upstate New York and is hydro powered. In September 2021, Gryphon began deploying the first batch of its 7,200 S19j Pro Antminers from Bitmain at this facility. While electricity costs at the Coinmint facility have been as low as $0.032/kWh in 2021 and as of December 31, 2023, were $0.073/kWh with a 52-week rolling average of $0.066/kWh, electricity costs at the facility have fluctuated and will continue to fluctuate. The Coinmint Agreement provides for direct cost pass through of electricity costs and other operating costs at this facility plus a profit share. Gryphon uses approximately 25MW of electricity at this site.

As of December 31, 2023, Gryphon’s miner fleet is composed of 7,128 S19j Pro Antminers, 229 S19k Pro Antminers, 309 S19 Pro Antminers and 876 S19j Pro + Antminers. The S19j Pro Antminers have a hashrate capacity of approximately 100 TH/s per miner and power consumption of approximately 3,050 watts per miner. The S19k Pro Antminers have a hashrate capacity of approximately 120 TH/s per miner and power consumption of approximately 2,760 watts per miner.The S19 Pro Antminers have a hashrate capacity of 110 TH/s and power consumption of 3,250 watts per miner. The S19j Pro + Antminers have a hashrate capacity of 120 TH/s and power consumption of 3,355 watts per miner. The Company’s operations will continue to expand as it acquires additional miners to the extent that opportunities for such acquisitions arise.

The Company has entered into a contract with a digital asset mining pool operator to provide the service of performing hash computations for the mining pool operator. The contract is terminable at any time for any reason by either party without cause and without penalty and the Company’s enforceable right to compensation only begins when the Company provides the service of performing hash computations for the mining pool operator. The contract is for a continuous 24-hour period each day. The Company’s access and usage rights to the pool and service automatically renew for a successive 24-hour period (00:00:00 UTC and 23:59:59 UTC) unless terminated in accordance with the terms set forth by the terms of service. In exchange for performing hash computations for the mining pool, Gryphon is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which netted as a reduction of the transaction price). Gryphon’s fractional share is based on the proportion of hash computations Gryphon performed for the mining pool operator to the total hash computations contributed by all mining pool participants in solving the current algorithm during the 24-hour period. Hashrate is the measure of the computational power per second used when mining. It is measured in units of hash per second, meaning how many calculations per second that can be performed. The consideration the Company will receive, comprised of block rewards, transaction fees less mining pool operator fees are aggregated in a sub-balance account held by the mining pool operator. That balance, due to the Company, is calculated by the mining pool operator based on the hashrate provided and hash computations completed by the Company for the mining pool from midnight-to-midnight (00:00:00 UTC and 23:59:59 UTC) UTC time, and a sub-account balance is credited one hour later at 1AM UTC time. The balance is then withdrawn to the Company’s whitelisted wallet address, once a day, between the hours of 9am to 5pm UTC time. The rate of payment occurs once per day, as long as the minimum payout threshold of 0.01 bitcoin has accumulated in the sub-account balance, in accordance with the mining pool operator’s terms of service. Pursuant to ASC 606-10-55-42, the Company assessed if the customer’s option to renew represented a material right that represents a separate performance obligation and noted the renewal is not a material right. The definition of a material right is a promise in a contract to provide goods or services to a customer at a price that is significantly lower than the stand-alone selling price of the good or service. The mining pool operator does not provide any discounts and as such there is no economic benefit to the customer and as such a separate performance obligation does not exist under 606-10-55-42. In addition, there are no options for renewal that are separately identifiable from other promises in the contract such as an ability to extend the contract at a reduced price.

The performance obligation of the Bitcoin miner under the mining contracts with Foundry Pool USA involves the service of performing hash computations to facilitate the verification of digital asset transactions. The Company’s miners contribute computing power (i.e. hashrate) that perform hash calculations to the mining pool operator, engaging in the process of validating and securing transactions through the generation of cryptographic hashes. The mining pool then utilizes a specific mining algorithm (e.g. SHA-256) to submit shares (proofs of work) to the mining pool’s server as they contribute to solving the cryptographic puzzles required to mine a block. The Company reviews and analyzes its individual pool performance using a dashboard provided by Foundry Pool USA that includes real-time statistics on hashrate, shares submitted and earnings. The service of performing hash computations in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing these services is the only performance obligation in the Company’s contracts with mining pool operators. The Company performs hash computations for one mining pool operator, Foundry USA. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block.

Regardless of the pool’s success, the Company will receive consistent rewards based on the number of valid shares it contributes. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. The Company measures the bitcoin at fair value on the date earned using the average price (calculated by averaging the daily open price and the daily close price) quoted by its Principal Market at the date the Company completed the service of performing hash computations for the mining pool operator. There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of each 24 hour period (00:00:00 UTC and 23:59:59 UTC), there are no remaining performance obligations. By utilizing the average daily price of bitcoin on the date earned, the Company eliminates any differences that may arise due to the volatility in trading price between bitcoin and fiat currency during the period where the Company establishes and completes the contract. The consideration is all variable. There is no significant financing component in these transactions.

Prior to April 19, 2023, in consideration of the Company being an early strategic customer of Foundry USA Pool and in view of competition, Foundry USA Pool has not charged Gryphon with a fee for its services. However, as of April 19, 2023, Gryphon is now charged a fee of 0.43%, based on its deployed hashrate.

Gryphon contributes 100% of its Bitcoin hashing power to Foundry USA Pool. The total hashing power of Foundry USA Pool is approximately 172 EH/S (per https://hashrateindex.com/hashrate/pools), as of March 28, 2024, of which Gryphon provides approximately 0.5%. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the average daily quoted price of the related cryptocurrency in Gryphon’s principal market at the time of contract inception, which is deemed daily. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. After every 24-hour term, the mining pool transfers the cryptocurrency consideration to our designated cryptocurrency wallet. Gryphon has no knowledge of whether Foundry USA Pool maintains insurance for theft or loss and the risks associated with transferring crypto assets. See “Risk Factors — Incorrect or fraudulent cryptocurrency transactions may be irreversible” for details related to the risks associated with transferring crypto assets.

Gryphon does not have visibility into how Foundry USA Pool holds Gryphon’s proportion of mining rewards prior to transfer as they are a private company. Gryphon obtains comfort on the bitcoin received from Foundry USA Pool as management completes an estimated revenue analysis whereas it calculates its percentage of hashrate contributed on a daily basis as a percentage of the global hashrate to identify expected rewards. Gryphon then compares that amount to the actual bitcoin received from Foundry USA Pool for variances. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block. Daily Earnings are calculated from midnight-to-midnight UTC time, and the sub-account balance is credited one hour later at 1 AM UTC time. Earnings accrued in the balance would be withdrawn to the selected whitelisted wallet address, once a day, during 9 AM to 5 PM UTC time. According to the Foundry USA Pool’s FAQ page, the minimum payout threshold for Bitcoin (BTC) is 0.001 bitcoin. Under the FPPS method, Foundry USA provides Gryphon with a stable and predictable payout for their mining efforts. Regardless of the pool’s success, Gryphon will receive consistent rewards based on the number of valid shares (hash rate) they contribute.

While Gryphon may expand its operations beyond the mining of bitcoin in the future, Gryphon has no plans to pursue the acquisition or mining of digital assets other than bitcoin. However, Gryphon has acquired in the past digital assets other than bitcoin as in-kind investments or payments.

Gryphon’s revenue model is to mine and hold bitcoin, and then sell only the bitcoin that is necessary to pay its operating expenses and to reinvest in operational expansion. For the year ended December 31, 2023, the average holding period was 25 days. Prior to December 31, 2022, Gryphon’s average holding period was under 7 days. The bitcoin that is sold to pay operating expenses and to reinvest in operational expansion is sold within a 24 hour time frame of receipt. Gryphon converts mined bitcoin into fiat currency through BitGo Prime LLC (“BitGo Prime”), under the terms of the Electronic Trading Agreement entered into between BitGo Prime and Gryphon as of October 5, 2021. Under such agreement, BitGo Prime and Gryphon may purchase from and sell digital assets to each other, each for its own benefit and account. To facilitate such trading services, BitGo Prime may provide Gryphon online access to its proprietary electronic trading system, with access to and use of the trading system being subject to the terms and conditions of the Agreement. BitGo Prime charges Gryphon no fees for such conversion other than a nominal wire transfer fee associated with the wire of fiat currency to Gryphon’s account. Gryphon will also not pay any commissions and transaction, processing and other fees, including federal, state, and local taxes.

An affiliate of BitGo Prime, BitGo Trust Company Inc., (“BitGo Trust”) serves as the custodian for Gryphon’s digital currency holdings in consideration of nominal fees paid for custodial, transaction, and settlement services provided pursuant to the agreement between Gryphon and BitGo Trust. Gryphon’s CEO, President and CFO each hold Gryphon side private keys that are protected with two-factor authentication. Custodial side keys are held by BitGo Trust who verifies requests with two factor authentication and video reviews. Additionally, as custodian of Gryphon’s digital assets, BitGo Trust has implemented certain security measures with regard to Gryphon’s digital asset holdings. Any liquidation, conversion, or transfer of the digital assets held in custody by BitGo Trust requires authorizations by two Gryphon executives and requires 24 hours prior to the effectiveness of any such transaction. In addition, the digital assets held in custody by BitGo Trust are insured up to $100 million. There can be no assurances that these procedures will be effective, and Gryphon could suffer a loss of its bitcoin due to an adverse software or cybersecurity event. While Gryphon is confident in the security of its digital assets, Gryphon continues to evaluate additional protective measures. See “Risk Factors — Gryphon’s bitcoin may be subject to loss, theft or restriction on access” for Gryphon’s risks and challenges related to custody.”

Intellectual Property

Gryphon holds no patents, copyrights, trademarks, or licenses.

Employees and Advisors

Gryphon currently has three full-time employees, its Chief Executive Officer, Chief Financial Officer and Chief Technical Advisor.

Government Regulation

Government regulation of blockchain technology and Bitcoin specifically is being actively considered by the United States federal government via a number of agencies and regulatory bodies, as well as similar entities in other countries. State government regulations also may apply to Gryphon’s bitcoin mining activities and other related activities in which Gryphon participates or may participate in the future. Certain regulatory bodies have shown an interest in regulating or investigating companies engaged in the blockchain technology or Bitcoin business.

In addition, because transactions in bitcoin provide a reasonable degree of pseudo anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of Bitcoin platforms, and there is the possibility that law enforcement agencies could close Bitcoin platforms or other Bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, the Secretary of the U.S. Department of the Treasury Janet Yellen noted during her nomination hearing before the Senate Finance Committee in January 2021 that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering and support malign activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. Accordingly, Secretary Yellen expressed her view that federal regulators needed to look closely at how to encourage the use of cryptocurrencies for legitimate activities while curtailing their use for malign and illegal activities. Furthermore, in December 2020, the Financial Crimes Enforcement Network (“FinCEN”), a unit of the U.S. Department of the Treasury, focused on money laundering and proposed a new set of rules for cryptocurrency-based exchanges aimed at reducing the use of cryptocurrencies for money laundering. These proposed rules would require filing reports with FinCEN regarding cryptocurrency transactions in excess of $10,000 and impose record-keeping requirements for cryptocurrency transactions in excess of $3,000 involving users who manage their own private keys. In January 2021, the Biden Administration issued a memorandum freezing federal rulemaking, including the proposed FinCEN rules, to provide additional time for the Biden Administration to review the rulemaking that had been proposed by the Trump Administration. As a result, it remains unclear whether the proposed FinCEN rules will take effect.

Multiple United States federal agencies and regulators have been active in rulemaking, issuing guidance and regulating various actors in the blockchain technology industry, including the CFTC, SEC, FINRA, OCC, CFPB, FinCEN, OFAC, IRS, FDIC, and Federal Reserve. In March 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and in January 2023, the House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and its intention to develop a regulatory framework for the digital asset industry. In February 2023, Bipartisan leadership of the Senate Banking Committee announced a similar goal. Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to Gryphon’s businesses, or when they will be effective. As the regulatory and legal environment evolves, Gryphon may become subject to new laws, further regulation by the SEC, and other federal or state agencies, which may affect Gryphon’s bitcoin mining and other related activities. Certain state and local authorities have introduced and passed legislation that may affect Gryphon’s business and the business of bitcoin mining. New York recently enacted a 2-year ban on new cryptocurrency mining conducted at fossil fuel-burning plants. It is possible that other states may likewise create laws that specifically impact Gryphon’s business.

In 2022, FTX Trading Ltd. and several other major cryptocurrency exchanges declared bankruptcy. The U.S. Department of Justice brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. These events continue to develop rapidly, and it is not possible to predict at this time all of the risks that they may pose to Gryphon or on the digital asset industry as a whole.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold crypto assets or that have exposures to crypto assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for crypto assets and related products. While the SEC gave approval to the first set of funds linked to crypto asset derivatives with the launches of the ProShares Bitcoin Strategy ETF (BITO), Valkyrie Bitcoin Strategy ETF (BTF), and VanEck Bitcoin Strategy ETF (XBTF) in the fourth quarter of 2021, the SEC previously denied repeated requests for funds that hold crypto assets or that have exposures to crypto assets through derivatives, including a request submitted in connection with a fund operated by the Sponsor. The exchange listing of shares of crypto asset funds would create more opportunities for institutional and retail investors to invest in the crypto asset market. If exchange-listing requests are not ultimately approved by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for crypto assets generally and therefore adversely affect Gryphon.

For additional discussion regarding Gryphon’s belief about the potential risks existing and future regulation pose to Gryphon’s business, see “Risk Factors” herein.

Environmental Considerations

Environmental considerations are top priority for Gryphon. Gryphon was founded as an ESG-led company. This means that Gryphon has limited the provision of electricity to its bitcoin mining activities to facilities using carbon-free energy, or required the purchase of carbon credits by such facility to provide for carbon neutrality. Gryphon currently has no plans to change this practice. Gryphon’s policy, which it currently has no plans to change, is to avoid conducting bitcoin mining at any facility using a carbon-based electricity source. Gryphon recognizes that a byproduct of the acquisition of bitcoin mining equipment from the existing supply chain is a carbon footprint. To offset this footprint, Gryphon has entered into agreements to purchase 74,075 carbon credits. See “— Material Agreements — Carbon Credit Agreements” for more information.

Item 1A. Risk Factors.

Risks Related to the Price of Bitcoin

Gryphon’s future success will depend upon the value of Bitcoin; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

Gryphon’s operating results depend on the value of Bitcoin because it is the only cryptocurrency that Gryphon mines. Specifically, Gryphon’s revenues from its bitcoin mining operations are based on two factors: (1) the number of bitcoin rewards Gryphon successfully mines and (2) the value of Bitcoin. In addition, Gryphon’s operating results are directly impacted by changes in the value of Bitcoin, because under the value measurement model, impairment of Bitcoin and realized gains will be reflected in Gryphon’s statement of operations (i.e., Gryphon will be marking bitcoin to fair value each closing period). This means that Gryphon’s operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Further, Gryphon’s current application-specific integrated circuit, or ASIC, machines (which Gryphon refers to as “miners”) are principally utilized for mining bitcoin and cannot mine other cryptocurrencies, such as ether, that are not mined utilizing the “SHA-256 algorithm.” If other cryptocurrencies were to achieve acceptance at the expense of Bitcoin causing the value of Bitcoin to decline, or if Bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which Gryphon’s miners are not specialized, or the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, Gryphon’s operating results would be adversely affected, and there could be a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue Gryphon’s strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations, and harm investors.

Bitcoin market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, which inflates and makes its market prices more volatile or creates “bubble” type risks for Bitcoin.

Bitcoin prices are highly volatile, which may affect our ability to effectively manage growth plans and our profitability.

The price of bitcoin is extremely volatile and in fiscal 2023 the price range of bitcoin was between approximately $16,600 and $44,000. The cost to mine a bitcoin is independent of the then current price of bitcoin, so when prices are low, the cost per coin to mine may consume much of our available cash, which means that there is less capital with which to invest in future company growth. Similarly, when prices are low, our profitability is decreased on a dollar-for-dollar basis correlated to the then price of bitcoin. Given the volatility of bitcoin, these factors render us unable to accurately predict in advance what our growth plans may be and accurately forecast any revenue and profitability projections for any reporting period.

Gryphon may face several risks due to disruptions in the crypto asset markets, including but not limited to the risk from depreciation in Gryphon’s stock price, financing risk, risk of increased losses or impairments in its investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

The use of crypto assets to, among other things, buy and sell goods and services and complete other transactions is part of a new and rapidly evolving industry that employs crypto assets based upon a computer generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of crypto assets in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may adversely affect Gryphon’s operations. The factors affecting the further development of the industry, include, but are not limited to:

●	Continued worldwide growth in the adoption and use of crypto assets;

●	Governmental and quasi-governmental regulation of crypto assets and their use, or restrictions on or regulation of access to and operation of the network or similar crypto asset systems;

●	Changes in consumer demographics and public tastes and preferences;

●	The maintenance and development of the open source software protocol of the network;

●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	General economic conditions and the regulatory environment relating to crypto assets; and

●	Consumer sentiment and perception of Bitcoin specifically and crypto assets generally.

Many crypto asset exchanges currently do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, crypto asset exchanges, which may cause the price of Bitcoin to decline. For example, in the first half of 2022, each of Celsius Network LLC, et al. (“Celsius”), Voyager Digital Ltd., et al. (“Voyager”), and Three Arrows Capital (“Three Arrows”) declared bankruptcy, resulting in a loss of confidence among participants in the crypto asset ecosystem and negative publicity surrounding crypto assets more broadly. In November 2022, BlockFi Inc. (“BlockFi”) and FTX Trading Ltd. (“FTX”), the third largest crypto asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy. In December 2022, Core Scientific Inc. (“Core”), one of the largest publicly traded crypto mining companies in the U.S., filed for bankruptcy. Most recently, in January 2023, Genesis Global Holdco, LLC, et al. (“Genesis”) filed for bankruptcy.

In response to these events, the crypto asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the crypto asset industry have been, and may continue to be, negatively affected, further undermining confidence in the crypto asset market and in Bitcoin. These events have also negatively impacted the liquidity of the crypto asset market as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the crypto asset market continues to be negatively impacted by these events, crypto asset prices, including the price of Bitcoin, may continue to experience significant volatility and confidence in the crypto asset markets may be further undermined. A perceived lack of stability in the crypto asset exchange market and the closure or temporary shutdown of crypto asset exchanges due to business failure, hackers or malware, government-mandated regulation or fraud, may reduce confidence at least in part in crypto asset networks and result in greater volatility in Bitcoin’s value. Because the value of Bitcoin is derived from the continued willingness of market participants to exchange government-issued currency that is designated as legal tender in its country of issuance through government decree, regulation or law for Bitcoin, should the marketplace for Bitcoin be jeopardized or disappear entirely, permanent and total loss of the value of Bitcoin may result. Such a decrease in Bitcoin price may have a material and adverse effect on Gryphon’s results of operations and financial condition as the results of Gryphon’s operations are significantly tied to the price of Bitcoin.

The failure or insolvency of large exchanges like FTX may cause the price of Bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in Gryphon. Such market volatility and decrease in Bitcoin price may have a material and adverse effect on Gryphon’s results of operations and financial condition as the results of Gryphon’s operations are significantly tied to the price of Bitcoin.

As of the date hereof, Gryphon has not experienced any material impact resulting from the bankruptcy filings of FTX, Three Arrows, Celsius, Voyager, BlockFi, and Genesis and the attendant disruptions in the crypto asset markets. Genesis is owned by Digital Currency Group Inc. (“DCG”), which also owns Foundry Digital LLC (“Foundry”), one of Gryphon’s mining pool providers. However, at this time, Gryphon believes it is not subject to any material risks arising from its previous exposure to Genesis. Other than the Genesis entities, Gryphon (i) has no direct exposure to any crypto asset entities that have recently filed for bankruptcy; (ii) has no assets that may not be recovered due to these bankruptcies; and (iii) has no exposure to any other counterparties, customers, custodians or other crypto asset market third parties known to Gryphon to have (x) experienced material excessive redemptions or withdrawals or suspended redemptions or withdrawals of crypto assets, (y) the crypto assets of their customers unaccounted for, or (z) experienced material compliance failures. Similarly, Gryphon believes it is not subject to any material risks arising from its previous exposure to Core. Core provides hosting services for approximately 2% of Gryphon’s existing fleet and has continued to provide services throughout its bankruptcy process, with no noticeable impact to the level of service provided. Gryphon does not have any assets which may be lost due to the bankruptcy proceedings of Core.

The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on, may expose Gryphon to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in Gryphon.

The digital asset exchanges on which Bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. In 2022, FTX and a number of other digital asset exchanges filed for bankruptcy proceedings after failing to solve financial issues caused by the falling prices of Bitcoin and other cryptocurrencies. FTX and others became the subjects of investigations by various governmental agencies for, among other things, fraud, which caused a loss of confidence in cryptocurrency market participants and an increase in negative publicity for the digital asset ecosystem. As a result, many digital asset markets, including the market for Bitcoin, did and continue to experience increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence cannot rebound or decreases again due similar future events.

These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to Gryphon, Gryphon’s service providers, or the digital asset industry as a whole. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in Gryphon.

The Bitcoin market is exposed to financially troubled cryptocurrency-based companies.

The failure of several cryptocurrency platforms has impacted and may continue to impact the broader cryptocurrency economy; the full extent of these impacts may not yet be known. Bitcoin is part of the cryptocurrency environment and is subject to price volatility resulting from financial instability, poor business practices, and fraudulent activities of players in the cryptocurrency market. When investors in cryptocurrency and cryptocurrency-based companies experience financial difficulty as a result of price volatility, poor business practices, and/or fraud, it has caused, and may continue to cause, loss of confidence in the cryptocurrency space, reputational harm to cryptocurrency assets, heightened scrutiny by regulatory authorities and law makers, and a steep decline in the value of Bitcoin, among other material impacts. Such adverse effects have affected, and may in the future continue to affect, the profitability of Gryphon’s bitcoin mining operations.

There is a lack of liquid markets for, and possible manipulation of, blockchain/cryptocurrency-based assets.

Cryptocurrencies that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more relaxed a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. These factors may decrease liquidity or volume or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system. Such circumstances could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue its strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of any bitcoin that Gryphon mines or otherwise acquires or holds for its own account, which in turn could harm investors.

Acceptance and/or widespread use of Bitcoin are uncertain.

Currently, there is a relatively limited use of Bitcoin in the retail and commercial marketplace. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions, process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, or maintain accounts for persons or entities transacting in Bitcoin. Conversely, a significant portion of Bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines Bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for Bitcoin as a medium of exchange and payment method may always be low.

The relative lack of acceptance of Bitcoin in the retail and commercial marketplace limits the ability of end users to use bitcoin to pay for goods and services. Such lack of acceptance could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue Gryphon’s strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of Bitcoin Gryphon mines or otherwise acquires or holds for its own account.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in Gryphon.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets, including Bitcoin, based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of Bitcoin as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

●	continued worldwide growth in the adoption and use of Bitcoin as a medium of exchange;

●	governmental and quasi-governmental regulation of Bitcoin and its use, or restrictions on or regulation of access to and operation of the Bitcoin network or similar cryptocurrency systems;

●	changes in consumer demographics and public tastes and preferences;

●	the maintenance and development of the open-source software protocol of the network;

●	the increased consolidation of contributors to the Bitcoin blockchain through mining pools;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;

●	general economic conditions and the regulatory environment relating to cryptocurrencies; and

●	negative consumer sentiment and perception of Bitcoin specifically and cryptocurrencies generally.

The outcome of these factors could have negative effects on Gryphon’s ability to continue as a going concern or to pursue Gryphon’s business strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations as well as a potentially negative effect on the value of any bitcoin that Gryphon mines or otherwise acquires or holds for Gryphon’s own account, which would harm investors.

The bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin value may not adjust to compensate Gryphon for the reduction in the rewards Gryphon receives from its mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof-of-work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 bitcoin currency rewards per block. This was cut in half to 25 on November 28, 2012 at block 210,000, and then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for Bitcoin happened on May 11, 2020 at block 630,000 and the reward reduced to 6.25. The next halving will likely occur in 2024 and the reward will reduce to 3.125. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected around 2140.

While Bitcoin prices have historically increased around these halving events, which increases in price have correspondingly mitigated the decrease in mining reward, there is no guarantee that the price change would be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue Gryphon earns from its bitcoin mining operations would see a corresponding decrease, which would have a material adverse effect on Gryphon’s business and the economics of Gryphon’s mining operations.

Gryphon aims to mitigate the impacts of halving by maintaining a breakeven profitability floor far below the network average. To do so, Gryphon has developed and implemented a curtailment agreement with its hosting partners to maximize the marginal profitability of its machines.

Gryphon’s partners have also implemented standard operating procedures to maximize the operational efficiency of its sites, such as preventative maintenance and cleaning of equipment. Gryphon believes that these steps can enable it to maintain survivability above its competitors and mitigate the downside risk of decreased rewards.

Cryptocurrencies, including Bitcoin, face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, which widespread acceptance is important to the continued growth and development of Gryphon’s business. Many cryptocurrency networks, including the Bitcoin network, face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency and, specifically, Bitcoin transactions will be effective, or how long they will take to become effective, which could adversely affect Gryphon’s business.

Transaction fees may decrease demand for Bitcoin and prevent expansion that could adversely impact an investment in Gryphon.

As the number of bitcoins awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the Bitcoin network may transition from a set reward to transaction fees. In order to incentivize miners to continue to contribute to the Bitcoin network, the Bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for Bitcoin transactions become too high, the marketplace may be reluctant to accept Bitcoin as a means of payment and existing users may be motivated to switch from Bitcoin to another cryptocurrency or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for Bitcoin and prevent the expansion of the Bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of Bitcoin that could adversely impact Gryphon’s business. Decreased use and demand for bitcoins that Gryphon has accumulated may adversely affect their value and may adversely impact an investment in Gryphon.

The price of Bitcoin may be affected by the sale of Bitcoin by other vehicles investing in Bitcoin or tracking Bitcoin markets.

The global market for Bitcoin is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which Bitcoin is mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in Bitcoin or tracking Bitcoin markets form and come to represent a significant proportion of the demand for Bitcoin, large redemptions of the securities of those vehicles and the subsequent sale of Bitcoin by such vehicles could negatively affect Bitcoin prices and therefore affect the value of the Bitcoin holdings Gryphon holds. Such events could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue Gryphon’s new strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of any bitcoin that Gryphon mines or otherwise acquires or holds for its own account.

The development of other cryptocurrencies and/or digital currencies may adversely affect the value of Bitcoin.

To the extent that other cryptocurrencies are introduced into the market, gain traction and are supported by the deployment of significant resources, the success of any such cryptocurrency could lead to a decrease in demand and the potential exclusion of existing cryptocurrencies, such as Bitcoin.

In addition, central banks in some countries have started to introduce digital forms of legal tender. Whether or not they incorporate blockchain or similar technology, central bank digital currencies as legal tender in the issuing jurisdiction could have an advantage in competing with, or replacing, Bitcoin and other cryptocurrencies as a medium of exchange or store of value. As a result, the value of Bitcoin could decrease, which could have a material adverse effect on Gryphon’s business, prospects, financial condition, and operating results.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in Gryphon.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in Gryphon.

For example, in late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period may have exceeded, the threshold of 50% of the processing power on the Bitcoin network. To the extent that GHash.io did exceed 50% of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the blockchain performed by GHash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40% of the processing power on the Bitcoin network.

The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in Gryphon.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect Gryphon’s business.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of the Bitcoin blockchain leads to ineffective decision making that slows development and growth of the Bitcoin network protocol, Gryphon’s business may be adversely affected.

The open-source structure of the Bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin network and an investment in Gryphon.

The Bitcoin network operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network that Gryphon is mining on may adversely affect an investment in Gryphon.

The impact of geopolitical and economic events on the supply and demand for Bitcoin is uncertain.

Geopolitical crises may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could increase the price of Bitcoin and other cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, which would adversely affect the value of Gryphon’s Bitcoin value following such downward adjustment. Such risks are similar to the risks of purchasing commodities in uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturns may discourage investment in Bitcoin as investors focus their investments on less volatile asset classes as a means of hedging their investment risks.

As an alternative to fiat currencies that are backed by central governments, Bitcoin, which is relatively new, is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to Gryphon. Political or economic crises may motivate large-scale acquisitions or sales of Bitcoin either globally or locally. Such events could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue Gryphon’s new strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of any bitcoin that Gryphon mines or otherwise acquires or holds for its own account.

Gryphon faces risks of Internet disruptions, which could have an adverse effect on the price of Bitcoin.

A disruption of the Internet may affect the use of Bitcoin. Generally, Bitcoin and Gryphon’s business of mining Bitcoin are dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of Bitcoin and Gryphon’s ability to mine bitcoin.

Fluctuations in the price of bitcoin may significantly influence the market price of our bitcoin holdings and therefore, the price of our common stock.

To the extent investors view the value of our common stock as linked to the value or change in the value of our bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of our common stock.

If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect the demand for Bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry. Accordingly, to maintain our chances of earning new bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin global network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for bitcoin increases. Therefore, if the price of bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

Risks Related to Operations

Gryphon is an early-stage company and has a limited history of generating profits.

Gryphon was formed in October 2020 and has a limited history upon which an evaluation of Gryphon’s performance and future prospects can be made. Gryphon began mining operations in September 2021, and had no previous existing operations. Gryphon’s current and proposed operations are subject to all of the business risks associated with new enterprises. These include likely fluctuations in operating results as Gryphon reacts to developments in its market, manages its growth and operations, and responds to the entry of competitors into the market. Further, there is no assurance that Gryphon can successfully execute its business plan. Gryphon has had limited revenues generated since its bitcoin miners became operational in September 2021, and consequently recorded losses in 2023, 2021 and 2020. Gryphon generated minimal profits in 2022 and may not be able to sustain profitability in the future.

Gryphon may be unable to access sufficient additional capital to fund its operations or for future strategic growth initiatives.

Gryphon’s purchase of its fleet of bitcoin miners was a capital intensive project, and Gryphon anticipates that future strategic growth initiatives will likewise be capital-intensive. Gryphon has raised limited capital through private placements to date and expects to raise additional capital to fund its operations and future strategic growth initiatives. If Gryphon raises additional capital through public or private equity offerings, the ownership interest of Gryphon’s existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect Gryphon’s stockholders’ rights. If Gryphon raises additional capital through debt financing, Gryphon may be subject to covenants limiting or restricting Gryphon’s ability to take specific actions, such as incurring additional debt or liens, making capital expenditures or declaring dividends. Further, Gryphon may be unable to raise capital in a timely manner, in sufficient quantities, or on terms acceptable to Gryphon, if at all. If Gryphon is unable to raise the additional capital needed to fund its operations or execute future strategic growth initiatives, Gryphon may be less competitive in its industry and its results of operations and financial condition may suffer. The value of its securities may also be materially and adversely affected.

Gryphon has a substantial amount of debt and significant debt service obligations.

On May 25, 2022, Anchorage Lending CA, LLC (“Anchorage”) entered into an Equipment Loan and Security Agreement (the “Anchorage Loan Agreement”) with Gryphon Opco I LLC (“Gryphon Opco”), a wholly owned subsidiary of Gryphon, pursuant to which Anchorage loaned Gryphon Opco the principal amount of 933.333333 bitcoin. The loan is payable in principal installments of 42.424242 bitcoin together with initial interest at 5.0% per annum, payable monthly in bitcoin. On March 29, 2023, Gryphon executed an amendment to the Anchorage Loan Agreement (the “Anchorage Loan Amendment”), which, among other things, increased the interest rate to 6.0% per annum.

The Anchorage Loan Agreement, as amended by the Anchorage Loan Amendment, contains certain covenants that limit Gryphon’s ability to engage in certain transactions that may be in Gryphon’s long-term best interest. Subject to certain limited exceptions, these covenants do or may limit Gryphon’s ability to or prohibit Gryphon from permitting any of its subsidiaries to, as applicable, among other things:

●	convey, sell, lease, transfer, assign, or otherwise dispose of all or any part of 7,200 of Gryphon’s bitcoin mining machines and the Coinmint Agreement (as defined below) that are posted as collateral for the loan;

●	keep Gryphon’s bitcoin mining machines at hosting facilities of Gryphon’s choice after March 31, 2024;

●	create, incur, assume, or be liable for any additional indebtedness, or create, incur, allow, or permit to exist any additional liens;

●	declare dividends or other distributions on Gryphon shares, redeem, retire or purchase for value any Gryphon shares, make any payment to retire or obtain the surrender of any Gryphon warrants or options, or make any payment with respect to any earnout obligation;

●	use bitcoin wallet custody or trading execution services of Gryphon’s choice; or

●	merge or consolidate with any entity where Gryphon is not the surviving entity without the execution of additional loan documents.

In addition, under the Anchorage Loan Agreement, Gryphon is required to maintain a collateral (mining equipment, digital assets or US dollars) coverage ratio of 110%. If this collateral coverage ratio decreases below 110%, including as a result of a decrease in the value of the bitcoin or bitcoin mining machines posted as collateral under the Anchorage Loan Agreement (due to volatility in the crypto asset markets or otherwise), Gryphon will have to provide Anchorage with additional collateral in the form of bitcoin, U.S. dollars, or additional equipment. If Gryphon is unable to do so, Gryphon may be in default under the Anchorage Loan Agreement, which could have a material adverse effect on its operations, liquidity, financial condition, and results of operations.

While Gryphon has not previously breached and is currently in compliance with the covenants contained in the Anchorage Loan Agreement, as amended by the Anchorage Loan Amendment, Gryphon may breach these covenants in the future. Gryphon’s ability to comply with these covenants may be affected by events and factors beyond its control. In the event that Gryphon breaches one or more covenants, Anchorage may choose to declare an event of default and require that Gryphon immediately repay all amounts outstanding under the Anchorage Loan Agreement and terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on Gryphon’s business, financial condition and results of operations.

Gryphon’s independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about Gryphon’s ability continue as a “going concern.”

Gryphon’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of Gryphon as a going concern and the realization of assets and satisfaction of liabilities in the ordinary course of business.

Since Gryphon began revenue generation in September 2021, management has financed Gryphon’s operations through equity and debt financing and the sale of the digital assets earned through mining operations.

Gryphon may incur additional losses from operations and negative cash outflows from operations in the foreseeable future. In the event Gryphon does incur losses, it may need to raise debt or equity financing to finance its operations until operations are cashflow positive. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time and will depend on several factors, including the market price for the underlying commodity mined by Gryphon and its ability to procure the required mining equipment and operate profitably. Gryphon’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

Gryphon’s loss of any of its management or advisory team, its inability to execute an effective succession plan, or its inability to attract and retain qualified personnel, could adversely affect Gryphon’s business.

Gryphon’s success and future growth will depend to a significant degree on the skills and services of its management and advisors, including Robby Chang, Gryphon’s Chief Executive Officer and Sim Salzman, Gryphon’s Chief Financial Officer. Gryphon will need to continue to grow its management in order to alleviate pressure on its existing team and in order to continue to develop its business. If Gryphon’s management, including any new hires that Gryphon may make, fail to work together effectively and to execute Gryphon’s plans and strategies on a timely basis, Gryphon’s business could be harmed. Furthermore, if Gryphon fails to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt its business.

The loss of key members of management or advisory team could inhibit Gryphon’s growth prospects. Gryphon’s future success also depends in large part on its ability to attract, retain and motivate key management and operating personnel. As Gryphon continues to develop and expand its operations, it may require personnel with different skills and experiences, and who have sound understandings of Gryphon’s business and the Bitcoin network industry. The market for highly qualified personnel in this industry is very competitive, and Gryphon may be unable to attract such personnel. If Gryphon is unable to attract such personnel, its business could be harmed.

Any valuation at this stage is difficult to assess.

Gryphon’s valuation is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Gryphon began its operations in September 2021 and has limited operating experience and performance history, which makes valuation difficult.

If the bitcoin reward for solving blocks and transaction fees is not sufficiently high, Gryphon may not have an adequate incentive to continue mining and may cease mining operations, which will likely lead to Gryphon’s failure to achieve profitability.

As the number of bitcoin rewards awarded for solving a block in a blockchain decreases, Gryphon’s ability to achieve profitability worsens. Decreased use and demand for bitcoin rewards may adversely affect Gryphon’s incentive to expend processing power to solve blocks. If the award of bitcoin rewards for solving blocks and transaction fees are not sufficiently high, Gryphon or other miners may not have an adequate incentive to continue mining and may cease mining operations. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on a blockchain, potentially permitting such actor or botnet to manipulate a blockchain in a manner that adversely affects Gryphon’s activities. A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible. Such events could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of any Bitcoin that Gryphon mines or otherwise acquires or holds for its own account.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of mining machines and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as Gryphon’s.

Mining bitcoin requires massive amounts of electrical power, and electricity costs are expected to account for a significant portion of Gryphon’s overall costs. The availability and cost of electricity will restrict the geographic locations of Gryphon’s mining activities. Any shortage of electricity supply or increase in electricity costs in any location where Gryphon plans to operate may negatively impact the viability and the expected economic return for bitcoin mining activities in that location.

Further, Gryphon’s business model can only be successful and Gryphon’s mining operations can only be profitable if the costs, including electrical power costs, associated with bitcoin mining are lower than the price of Bitcoin itself. As a result, any equipment Gryphon deploys can only be successful if Gryphon can obtain access to sufficient electrical power on a cost-effective basis through hosting arrangements with mining data centers. Gryphon’s deployment of new mining equipment requires Gryphon to find sites where that is the case. Even if Gryphon’s electrical power costs do not increase, significant fluctuations in, and any prolonged periods of, low Bitcoin prices may also cause Gryphon’s electrical supply to no longer be cost-effective.

Furthermore, if cryptocurrency mining becomes more widespread, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption may significantly increase. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for bitcoin mining activities. This, in turn, could lead to governmental measures restricting or prohibiting the use of electricity for bitcoin mining activities. For example, in September 2022, the White House issued a report regarding the Climate and Energy Implications of Crypto-Assets in the United States. The report states that the Department of Energy and Environmental Protection Agency should initiate a process to solicit data and develop environmental performance and energy conservation standards for crypto-asset technologies, including mining equipment. Should such measures prove ineffective at achieving the Administration’s environmental goals, the report calls for the Administration to explore executive actions and legislation to limit or eliminate the use of high energy intensity consensus mechanisms for crypto-asset mining in the United States. Any such development in the jurisdictions where Gryphon plans to operate could increase Gryphon’s compliance burdens and have a material adverse effect on Gryphon’s business, prospects, financial condition, and operating results.

Additionally, the mining data centers at which Gryphon maintains its mining equipment could be materially adversely affected by power outages and similar disruptions. Given the power requirements for Gryphon’s mining equipment, it would not be feasible to run this equipment on back-up power generators in the event of a government restriction on electricity or a power outage. If Gryphon is unable to receive adequate power supply and is forced to reduce its operations due to the availability or cost of electrical power, it would have a material adverse effect on Gryphon’s business, prospects, financial condition, and operating results.

Gryphon’s bitcoin may be subject to loss, theft or restriction on access.

There is a risk that some or all of Gryphon’s bitcoin could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies, which may be accessed to exchange a holder’s cryptocurrency assets. Access to Gryphon’s bitcoin assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which Gryphon maintains a hosted hot wallet. A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Gryphon holds its bitcoin solely in cold custodial wallets with keys managed by BitGo Trust. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions, and Gryphon may experience lag time in its ability to respond to market fluctuations in the price of Gryphon’s bitcoin assets.

Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoin, such as by attacking the Bitcoin network source code, exchange miners, third-party platforms, cold and hot storage locations or software, through phishing schemes or by other means. Several errors and defects in such codes have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite Gryphon’s efforts and processes to prevent breaches, Gryphon’s devices, as well as Gryphon’s miners, computer systems and those of third parties that Gryphon uses in its operations, are vulnerable to cybersecurity risks, including cyberattacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with Gryphon’s miners and computer systems or those of third parties that Gryphon uses in its operations. Any of these events may adversely affect Gryphon’s operations and, consequently, Gryphon’s investments and profitability. The loss or destruction of a private key required to access Gryphon’s digital wallets may be irreversible and Gryphon may be denied access for all time to its bitcoin holdings or the holdings of others held in those compromised wallets. Gryphon’s loss of access to its private keys or a data loss relating to Gryphon’s digital wallets could adversely affect Gryphon’s investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. Gryphon will publish the public key relating to digital wallets in use when Gryphon verifies the receipt of transfers and disseminates such information into the network, but Gryphon will need to safeguard the private keys relating to such digital wallets. We safeguard and keep private the private keys relating to our digital assets by relying on BitGo Trust’s (as defined herein) 100% cold storage custody solution held in a purpose-built physically-secure environment based on established, industry best practices to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Gryphon’s CEO holds Gryphon side private keys that are protected with two-factor authentication. Gryphon confirms transactional validity and data for revenue recognition through a daily review and reconciliation of BitGo reports. Custodial side keys are held by BitGo Trust who verifies requests with two factor authentication and video reviews. To the extent such private keys are lost, destroyed or otherwise compromised, Gryphon will be unable to access its bitcoin rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store Gryphon’s bitcoin could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue its new strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of any bitcoin that Gryphon mines or otherwise acquires or holds for its own account.

Our ability to adopt technology in response to changing security needs or trends and reliance on third party, Bitgo Prime, for custody poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on Bitgo Trust’s 100% cold storage custody solution held in a purpose-built physically-secure environment based on established, industry best practices to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. We believe that it may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that either BitGo Trust or we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us. To the extent that BitGo Trust is no longer, due to the current banking crisis, able to safeguard our assets, we would be at risk of loss if safeguarding protocols fail.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent Bitcoin transactions could adversely affect Gryphon’s investments and assets. Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrency from the transaction. In theory, Bitcoin transactions may be reversible with the control or consent of a majority of processing power on the Bitcoin network; however, Gryphon does not now, nor is it feasible that Gryphon could in the future, possess sufficient processing power to effect such a reversal. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and Gryphon may not have sufficient recourse to recover its losses from any such transfer or theft. It is possible that, through computer or human error, or through theft, fraud, phishing schemes or other criminal action, Gryphon’s cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties or uncontrolled accounts. Further, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. In the event of a loss, Gryphon would be reliant on existing private investigative entities to investigate any such loss of Gryphon’s bitcoin assets. These third-party service providers rely on data analysis and compliance of Internet service providers with traditional court orders to reveal information such as the IP addresses of any attackers who may have targeted Gryphon. To the extent that Gryphon is unable to recover its losses from such action, error, theft or other criminal action, such events could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue Gryphon’s new strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations of and potentially the value of any bitcoin that Gryphon mines or otherwise acquires or holds for its own account.

Gryphon may be affected by price fluctuations in the wholesale and retail power markets.

Market prices for power, generation capacity and ancillary services, are unpredictable. Depending upon the effectiveness of any price risk management activity undertaken by Gryphon, including but not limited to attempts to secure hosting services contracts at fixed fees, an increase in market prices for power, generation capacity, and ancillary services may adversely affect Gryphon’s business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of Gryphon’s control, including, but not limited to:

●	increases and decreases in generation capacity;

●	changes in power transmission or fuel transportation capacity constraints or inefficiencies;

●	volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters;

●	technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;

●	federal and state power, market and environmental regulation and legislation; and

●	changes in capacity prices and capacity markets.

If Gryphon is unable to secure power supply at prices or on terms acceptable to it, a material adverse effect on Gryphon’s business, prospects, financial condition, and operating results would occur.

To remain competitive in Gryphon’s industry, Gryphon seeks to grow its hash rate to match the growing network hash rate and increasing network difficulty of the Bitcoin blockchain, and if Gryphon is unable to grow its hash rate at pace with the network hash rate, Gryphon’s chance of earning bitcoin from its mining operations would decline.

As the adoption of Bitcoin has increased, the price of Bitcoin has generally appreciated, causing the demand for new bitcoin rewards for successfully solving blocks on the Bitcoin blockchain to likewise increase. This has encouraged more miners to attempt to mine bitcoin, which increases the global network hash rate deployed in support of the Bitcoin blockchain.

Because a miner’s relative chance of successfully solving a block and earning a new bitcoin reward is generally a function of the ratio the miner’s individual hash rate bears to the global network hash rate, as the global network hash rate increases, a miner must increase its individual hash rate to maintain its chances of earning new bitcoin rewards. Therefore, as new miners enter the industry and as miners deploy greater and greater numbers of increasingly powerful machines, existing miners must seek to continually increase their hash rates to remain competitive. Thus, a feedback loop is created: as Bitcoin gains popularity and its relative market price increases, more miners attempt to mine bitcoin and the Bitcoin network hash rate is increased; in response, existing miners and new miners devote more and more hash rate to the Bitcoin blockchain by deploying greater numbers of increasingly powerful machines in an attempt to ensure their abilities to earn additional bitcoin rewards do not decrease. Compounding this feedback loop, the network difficulty of the Bitcoin network (i.e., the amount of work (measured in hashes) necessary to solve a block) is periodically adjusted to maintain the pace of new block additions (with one new block added to the blockchain approximately every ten minutes), and thereby control the supply of Bitcoin. As miners deploy more hash rate and the Bitcoin network hash rate is increased, the Bitcoin network difficulty is adjusted upwards by requiring more hash rate to be deployed to solve a block. Thus, miners are further incentivized to grow their hash rates to maintain their chances of earning new bitcoin rewards. In theory, these dual processes should continually replicate themselves until the supply of available bitcoin is exhausted. In response, miners have attempted to achieve greater hash rates by deploying increasingly sophisticated and expensive miners in ever greater quantities. This has become the Bitcoin mining industry’s great “arms race.” Moreover, because there are very few manufacturers of miners capable of producing a sufficient number of miners of adequate quality to meet this need, scarcity results and miner prices increase. Compounding this phenomenon, it has been observed that some manufacturers of bitcoin miners may increase their prices for new miners as the market price of Bitcoin increases.

Accordingly, for Gryphon to maintain its chances of earning new bitcoin rewards and remaining competitive in its industry, Gryphon must seek to continually add new miners to grow its hash rate at pace with the growth in the Bitcoin network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased, and Gryphon expects this process to continue in the future as demand for bitcoin increases. Therefore, if the price of Bitcoin is not sufficiently high to allow Gryphon to fund its hash rate growth through new miner acquisitions, and if Gryphon is otherwise unable to access additional capital to acquire these miners, Gryphon’s hash rate may stagnate and Gryphon may fall behind its competitors. If this happens, Gryphon’s chances of earning new bitcoin rewards would decline and, as such, its results of operations and financial condition may suffer.

Gryphon’s business is dependent on a small number of digital asset mining equipment suppliers.

Gryphon’s business is dependent upon digital asset mining equipment suppliers providing an adequate supply of new generation digital asset mining machines at economical prices to customers intending to purchase its hosting and other solutions. The growth in Gryphon’s business is directly related to increased demand for hosting services and digital assets such as Bitcoin, which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable digital asset mining, as well as the trading price of digital assets such as Bitcoin. The market price and availability of new mining machines fluctuates with the price of Bitcoin and can be volatile. Higher Bitcoin prices increase the demand for mining equipment and increase the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. There are no assurances that digital asset mining equipment suppliers will be able to keep pace with any surge in demand for mining equipment. Further, manufacturing mining machine purchase contracts are not favorable to purchasers and Gryphon may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If Gryphon and its customers are not able to obtain a sufficient number of digital asset mining machines at favorable prices, its growth expectations, liquidity, financial condition and results of operations will be negatively impacted.

Mining machines rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to an ongoing significant shortage.

In order to build and sustain Gryphon’s self-mining operations, Gryphon will depend on third parties to provide it with ASIC chips and other critical components for its mining equipment, which may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. ASIC chips were recently subject to significant price increases and shortages that may occur again in the future.

There is also a risk that a manufacturer or seller of ASIC chips or other necessary mining equipment may adjust the prices according to Bitcoin, other cryptocurrency prices or otherwise, so the cost of new machines could become unpredictable and extremely high. As a result, at times, Gryphon may be forced to obtain mining machines and other hardware at premium prices, to the extent they are even available. Such events could have a material adverse effect on Gryphon’s business, prospects, financial condition, and operating results.

Gryphon’s reliance primarily on a single model of miner may subject its operations to increased risk of design flaws.

The performance and reliability of Gryphon’s miners and its technology is critical to Gryphon’s reputation and its operations. Because Gryphon currently only uses Bitmain Antminer type miners, if there are issues with those machines, such as a design flaw in the ASIC chips they employ, Gryphon’s entire system could be affected. Any system error or failure may significantly delay response times or even cause Gryphon’s system to fail. Any disruption in Gryphon’s ability to continue mining could result in lower yields and harm its reputation and business. Any exploitable weakness, flaw, or error common to Bitmain miners could affect all of Gryphon’s miners; therefore, if a defect or other flaw exists and is exploited, Gryphon’s entire miner fleet could be adversely impacted. Any interruption, delay or system failure could result in financial losses, a decrease in the value of Gryphon’s stock and damage to Gryphon’s reputation.

There are risks related to technological obsolescence, the vulnerability of the global supply chain to Bitcoin hardware disruption, and difficulty in obtaining new hardware, which may have a negative effect on Gryphon’s business.

Gryphon’s mining operations can only be successful and profitable if the costs of mining Bitcoin, including hardware and electricity costs, associated with mining Bitcoin are lower than the price of a bitcoin. As Gryphon’s mining facility operates, Gryphon’s miners experience ordinary wear and tear, and may also face more significant malfunctions caused by a number of extraneous factors beyond Gryphon’s control. The physical degradation of Gryphon’s miners will require Gryphon to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, Gryphon may be required to acquire newer models of miners to remain competitive in the market.

Also, because Gryphon expects to depreciate all new miners, Gryphon’s reported operating results will be negatively affected. Further, the global supply chain for bitcoin miners is presently heavily dependent on China, which has been severely affected by the emergence of the COVID-19 coronavirus global pandemic. The global reliance on China as a main supplier of bitcoin miners has been called into question in the wake of the COVID-19 pandemic and China’s ban on cryptocurrency mining and trading in 2021. Should similar outbreaks or other disruptions to the China-based global supply chain for Bitcoin hardware occur, Gryphon may not be able to obtain adequate replacement parts for Gryphon’s existing miners or to obtain additional miners from the manufacturer on a timely basis. Such events could have a material adverse effect on Gryphon’s ability to pursue Gryphon’s new strategy, which could have a material adverse effect on Gryphon’s business.

Gryphon’s use of third-party mining pools exposes it to additional risks.

Gryphon receives bitcoin rewards from its mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, which increases miners’ chances of solving blocks and receiving bitcoin rewards from the network. The rewards are distributed by the pool operator, proportionally to Gryphon’s contribution to the pool’s overall mining power, after deducting the applicable pool fee, if any, used to solve a particular block on the Bitcoin blockchain. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other issue, Gryphon’s ability to mine and receive revenue will be negatively impacted.

Gryphon relies on hosting arrangements to conduct its business, and the availability of such hosting arrangements is uncertain and competitive and may be affected by changes in regulation in one or more countries.

Gryphon relies on its hosting arrangements with Coinmint, LLC and, to a lesser degree, Core Scientific, Inc., to provide mining data centers and host its mining equipment. If these mining data centers fail to perform their obligations under their agreements with Gryphon, Gryphon may be forced to look for alternative mining data centers to host its mining equipment, which may not be available on favorable terms or at all. Additionally, if the mining data centers shut down or cannot accommodate additional miners as Gryphon expands its fleet, Gryphon may be forced to look for alternative centers.

In May 2021, China’s State Council issued a statement signaling its intent to restrict cryptocurrency mining and trading activities, resulting in provincial governments taking proactive measurements to prohibit cryptocurrency mining. On September 24, 2021, China’s central bank and its National Development and Reform Commission issued a nation-wide ban on cryptocurrency mining and declaring all financial transactions involving cryptocurrencies illegal. As a result, mining data centers previously operating in China have been forced to shut down and owners of cryptocurrency mining equipment located in China have been attempting to relocate the equipment to mining data centers in other jurisdictions, with a particular focus on locations within the United States. Combined with the increase in the price of bitcoin in 2021, the influx of cryptocurrency miners from China has created conditions of great demand for mining data centers and limited supply. Due to these conditions, there is no assurance that Gryphon will be able to procure alternative hosting agreements on acceptable terms in a timely manner or at all.

Significant competition for suitable mining data centers is expected to continue, and other government regulators, including local permitting officials, may potentially restrict the ability of potential mining data centers to begin or continue operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations. While Gryphon is not aware of the existence of any such restrictions in New York, the jurisdiction in which the mining data centers that Gryphon is currently maintaining its machines at are located, new ordinances and other regulations at the federal, state and local levels can be introduced at any time and can be triggered by certain adverse weather conditions or natural disasters, among other reasons.

The mining data centers at which Gryphon maintains its mining equipment may experience damages, including damages that are not covered by insurance.

Gryphon maintains its mining equipment at mining data centers in New York. The mining data centers at which Gryphon maintains its mining equipment, and any future mining data centers at which Gryphon maintains its mining equipment will be, subject to a variety of risks relating to physical condition and operation, including:

●	the presence of construction or repair defects or other structural or building damage;

●	any non-compliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;

●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms; and

●	claims by employees and others for injuries sustained at Gryphon’s properties.

For example, the mining data centers at which Gryphon maintains its mining equipment could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the facilities where Gryphon’s mining equipment is located. The security and other measures Gryphon takes to protect against these risks may not be sufficient. Any property insurance Gryphon obtained in the future may not be adequate to cover the losses Gryphon suffers as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mining data centers at which Gryphon maintains its mining equipment, such mining data centers may not be adequately repaired in a timely manner or at all and Gryphon may lose some or all of the future revenues anticipated to be derived from Gryphon’s equipment located at such mining data centers. Additionally, Gryphon is exposed to regulatory risk in New York given the high concentration of Gryphon’s mining equipment in the state. The recent regulatory changes in New York have not impacted Gryphon’s operations due the scope of the changes being limited to carbon-based electricity. However, Gryphon is acutely aware that further regulatory changes could impact its ability to operate in the state and is prepared to shift its operations to alternative jurisdictions should it be required. Such a shift could be costly, which could have a material adverse effect on Gryphon’s business, financial condition and results of operations.

Gryphon may not be able to compete with other companies, some of whom have greater resources and experience.

Gryphon may not be able to compete successfully against present or future competitors. Gryphon does not have the resources to compete with larger providers of similar services at this time. The Bitcoin industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than Gryphon does. With the limited resources Gryphon has available, Gryphon may experience great difficulties in expanding and improving its network of computers to remain competitive. Competition from existing and future competitors, particularly those that have access to competitively-priced energy, could result in Gryphon’s inability to secure acquisitions and partnerships that Gryphon may need to expand Gryphon’s business in the future. This competition from other entities with greater resources, experience and reputations may result in Gryphon’s failure to maintain or expand its business, as Gryphon may never be able to successfully execute its business plan. If Gryphon is unable to expand and remain competitive, its business could be negatively affected.

Gryphon’s operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in Bitcoin.

Gryphon competes with other users and/or companies that are mining Bitcoin and other potential financial vehicles, including securities backed by or linked to Bitcoin through entities similar to Gryphon. Market and financial conditions, and other conditions beyond Gryphon’s control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin directly. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to Gryphon and impact Gryphon’s ability to successfully pursue its strategy or operate at all, or to establish or maintain a public market for Gryphon’s securities. Such circumstances could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue its strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of any bitcoin that Gryphon mines or otherwise acquires or holds for its own account, and harm investors.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Gryphon’s business utilizes presently existent digital ledgers and blockchains and Gryphon could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect Gryphon and Gryphon’s exposure to various blockchain technologies and prevent Gryphon from realizing the anticipated profits from its investments. Such circumstances could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue Gryphon’s strategy at all, which could have a material adverse effect on its business, prospects or operations and potentially the value of any bitcoin that Gryphon mines or otherwise acquires or holds for Gryphon’s own account, which could in turn harm investors.

Gryphon may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect Gryphon’s business.

Competitive conditions within the Bitcoin industry require that Gryphon use sophisticated technology in the operation of Gryphon’s business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies Gryphon currently utilizes, and Gryphon may have to manage transitions to these new technologies to remain competitive. Gryphon may not be successful, generally or relative to Gryphon’s competitors in the Bitcoin industry, in timely implementing new technology into Gryphon’s systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into Gryphon’s operations, Gryphon may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that Gryphon will recognize, in a timely manner or at all, the benefits that Gryphon may expect as a result of implementing new technology into its operations. As a result, Gryphon’s business and operations may suffer.

There is a possibility of Bitcoin mining algorithms transitioning to proof of stake validation and other mining related risks, which could make Gryphon less competitive and ultimately adversely affect Gryphon’s business.

Proof of stake is an alternative method in validating Bitcoin transactions. Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. Gryphon, as a result of its efforts to optimize and improve the efficiency of its bitcoin mining operations, may be exposed to the risk in the future of losing the benefit of Gryphon’s capital investments and the competitive advantage Gryphon hopes to gain from this as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. Such events could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue its new strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of any bitcoin that Gryphon mines or otherwise acquires or holds for its own account.

Gryphon may not be able to realize the benefits of forks. Forks in a digital asset network may occur in the future which may affect the value of bitcoin held by Gryphon.

To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency, blockchains with the greatest amount of hashing power contributed by miners or validators, or blockchains with the longest chain. A fork in the Bitcoin network could adversely affect Gryphon’s ability to operate.

Gryphon may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect Gryphon’s business. If Gryphon holds bitcoin at the time of a hard fork into two cryptocurrencies, industry standards would dictate that Gryphon would be expected to hold an equivalent amount of the old and new assets following the fork. However, Gryphon may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, Gryphon may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to Gryphon’s holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new cryptocurrency exceed the benefits of owning the new cryptocurrency. Additionally, laws, regulations or other factors may prevent Gryphon from benefitting from the new asset even if there is a safe and practical way to custody and secure the new asset.

The impacts of climate change may result in additional costs or risks.

The physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for Bitcoin and other cryptocurrencies, and other operating costs. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on Gryphon’s operations, or if Gryphon’s operations are disrupted due to physical impacts of climate change, Gryphon’s business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Risks Related to Governmental Regulation and Enforcement

As cryptocurrencies may be determined to be investment securities, Gryphon may inadvertently violate the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations and Gryphon may incur third-party liabilities.

Gryphon believes that it is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities. However, under the Investment Company Act of 1940 (the “Investment Company Act”), a company may be deemed an investment company under section 3(a)(1)(C) thereof if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

As a result of Gryphon’s investments and its mining activities, including investments in which it does not have a controlling interest, the investment securities Gryphon holds could exceed 40% of Gryphon’s total assets, exclusive of cash items and, accordingly, Gryphon could determine that it has become an inadvertent investment company. The bitcoin that Gryphon owns, acquires or mines may be deemed an investment security by the SEC, although Gryphon does not believe any of the bitcoin it owns, acquires or mines are securities. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of the date of this Report, Gryphon does not believe it is an inadvertent investment company. Gryphon may take actions to cause the investment securities held by it to be less than 40% of its total assets, which may include acquiring assets with Gryphon’s cash and bitcoin on hand or liquidating Gryphon’s investment securities or bitcoin or seeking a no-action letter from the SEC if Gryphon is unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As the Rule 3a-2 exception is available to a company no more than once every three years, and assuming no other exclusion were available to Gryphon, Gryphon would have to keep within the 40% limit for at least three years after it ceases being an inadvertent investment company. This may limit Gryphon’s ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on Gryphon’s earnings. In any event, Gryphon does not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of Gryphon’s operations, and Gryphon would be very constrained in the kind of business it could do as a registered investment company. Further, Gryphon would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in Gryphon incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct Gryphon’s operations.

If regulatory changes or interpretations of Gryphon’s activities require its registration as a money services business under the regulations promulgated by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act, Gryphon may be required to register and comply with such regulations. If regulatory changes or interpretations of Gryphon’s activities require the licensing or other registration of Gryphon as a money transmitter (or equivalent designation) under state law in any state in which Gryphon operates, Gryphon may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent Gryphon decides to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to Gryphon. Gryphon may also decide to cease its operations. Any termination of certain operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

To the extent that Gryphon’s activities cause it to be deemed a money service business under the regulations promulgated by the Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) under the authority of the U.S. Bank Secrecy Act, Gryphon may be required to comply with FinCEN regulations, including those that would mandate Gryphon to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that Gryphon’s activities cause Gryphon to be deemed a money transmitter or equivalent designation under state law in any state in which Gryphon operates, Gryphon may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York Department of Financial Services maintains a comprehensive “BitLicense” framework for businesses that conduct “virtual currency business activity.” Gryphon will continue to monitor for developments in New York legislation, guidance and regulations.

Such additional federal or state regulatory obligations may cause Gryphon to incur extraordinary expenses, which could affect Gryphon’s business in a material and adverse manner. Furthermore, Gryphon and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to money service businesses and money transmitters. If Gryphon is deemed to be subject to and determined not to comply with such additional regulatory and registration requirements, Gryphon may act to dissolve and liquidate Gryphon. Any such action may adversely affect an investment in Gryphon.

Gryphon is subject to an extensive, highly evolving and uncertain regulatory and business landscape and any adverse changes to, or its failure to comply with, any laws and regulations, and adverse business reactions from counterparties could adversely affect its brand, reputation, business, operating results, and financial condition.

Gryphon’s business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance, as well as counterparty risk in the markets in which it operates, including regulatory aspects from financial services, federal energy and other regulators, the SEC, the CFTC, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, consumer and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing, as well as the same regulatory risks applicable to counterparties, most notably hosting businesses, as well as the recent economic issues and bankruptcies befalling some in this industry. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of Gryphon’s business and the significant uncertainty surrounding the regulation of the crypto economy requires Gryphon to exercise its judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with Gryphon’s conclusions. To the extent Gryphon has not complied with such laws, rules, and regulations, it could be subject to significant fines, revocation of licenses, limitations on its products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect its business, operating results, and financial condition.

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the crypto economy. The collapse of TerraUSD and Luna and the bankruptcy filings of FTX and its subsidiaries, Three Arrows, Celsius, Voyager, Genesis and BlockFi have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The U.S. regulatory regime — namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (“FDIC”), and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including Bitcoin and digital asset markets. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the crypto economy generally, and crypto asset platforms in particular. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. The failures of risk management and other control functions at other companies that played a role in these events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the crypto economy.

Although Gryphon is not directly connected to the recent cryptocurrency market events, Gryphon may still suffer reputational harm due to its association with the cryptocurrency industry in light of the recent disruption in the crypto asset markets. Due to its business activities, Gryphon may be subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators, many of which have broad discretion to audit and examine its business. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying Gryphon from offering certain products or services offered by its competitors or could impact how it offers such products and services. Adverse changes to, or its failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on its reputation and brand and its business, operating results, and financial condition.

There is no one unifying principle governing the regulatory status of cryptocurrency nor whether cryptocurrency is a security in each context in which it is viewed. Regulatory changes or actions in one or more countries may alter the nature of an investment in Gryphon or restrict the use of digital assets, such as cryptocurrencies, in a manner that adversely affects Gryphon’s business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming cryptocurrencies illegal, and others allowing their use and trade without restriction. In some jurisdictions, such as in the U.S., digital assets, like cryptocurrencies, are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. On March 8, 2022, President Biden announced an executive order on cryptocurrencies, which seeks to establish a unified federal regulatory regime for cryptocurrencies. In connection with FTX’s collapse and bankruptcy filing, the U.S. Department of Justice brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. Regulatory and enforcement scrutiny has also increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. Gryphon is unable to predict the nature or extent of new and proposed legislation and regulation potentially stemming from the Biden Administration executive order and proceedings surrounding FTX.

Bitcoin is the oldest and most well-known form of cryptocurrency. Bitcoin and other forms of cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Bitcoin and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force (“FATF”) and the Internal Revenue Service (“IRS”) consider a cryptocurrency as currency or an asset or property. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency.

If regulatory changes or interpretations require the regulation of Bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Exchange Act and the 1940 Act or similar laws of other jurisdictions and interpretations by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities, Gryphon may be required to register and comply with such regulations, including at a state or local level. To the extent that Gryphon decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to Gryphon. Gryphon may also decide to cease certain operations and change Gryphon’s business model. Any disruption of Gryphon’s operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to Gryphon.

Current and future legislation and SEC-rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin or other cryptocurrencies are viewed or treated for classification and clearing purposes. In particular, Bitcoin and other cryptocurrencies may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions unless another exemption is available, including transacting in bitcoin or cryptocurrency among owners and require registration of trading platforms as “exchanges”.

Gryphon cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law. While Gryphon received crypto assets other than Bitcoin from the private placement of stock, Gryphon has long since sold these assets and currently does not hold any crypto assets other than Bitcoin. Additionally, Gryphon does not intend to expand its business by acquiring digital assets other than Bitcoin. Nonetheless, if Bitcoin becomes subject to additional regulatory and registration requirements, and Gryphon fails to comply with these, Gryphon may seek to cease certain of its operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue its business model at all, which could have a material adverse effect on its business, prospects or operations and potentially the value of any cryptocurrencies Gryphon plans to hold or expect to acquire for its own account.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in Bitcoin-related activities or that accept bitcoin as payment, including financial institutions of investors in Gryphon’s common stock.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with Bitcoin may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. In January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement effectively discouraging banks from doing business with clients in crypto-asset industries. The Federal Reserve also issued a policy statement broadening its authority to cover state-chartered institutions. Moreover, in January 2023, the White House issued a statement cautioning deepening ties between crypto-assets and the broader financial system. Gryphon also may be unable to obtain or maintain these financial services for Gryphon’s business. The difficulty that many businesses that provide Bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services could decrease their usefulness and harm their public perception in the future and may be decreasing the usefulness of Bitcoin as a payment system and harming public perception of Bitcoin.

The usefulness of Bitcoin as a payment system and the public perception of Bitcoin could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock exchanges and commodities derivatives exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect Gryphon’s relationships with financial institutions and impede Gryphon’s ability to convert bitcoin to fiat currencies. Such factors could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue its strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and harm investors.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin, ether, or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect Gryphon.

As Bitcoin has grown in both popularity and market size, governments around the world have reacted differently to Bitcoin; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Until recently, little or no regulatory attention has been directed toward Bitcoin and the Bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. As Bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market.

One or more countries such as China and Russia, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these cryptocurrency assets or to exchange for fiat currency. In many nations, particularly in China and Russia, it is illegal to accept payment in Bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of Bitcoin. Such restrictions may adversely affect Gryphon as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on Gryphon’s ability to continue as a going concern or to pursue Gryphon’s strategy at all, which could have a material adverse effect on Gryphon’s business, prospects or operations and potentially the value of any Bitcoin that Gryphon mines or otherwise acquires or holds for its own account, and harm investors.

Gryphon’s interactions with a blockchain may expose Gryphon to specially designated nationals or blocked persons or cause Gryphon to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires Gryphon to comply with its sanction program and not conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, Gryphon may inadvertently and without Gryphon’s knowledge engage in transactions with persons named on OFAC’s specially designated nationals list. Gryphon’s policy prohibits any transactions with such specially designated national individuals, but Gryphon may not be adequately capable of determining the ultimate identity of the individual with whom Gryphon transacts with respect to selling bitcoin assets. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because Gryphon’s business requires it to download and retain one or more blockchains to effectuate Gryphon’s ongoing business, it is possible that such digital ledgers contain prohibited depictions without Gryphon’s knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, Gryphon may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm Gryphon’s reputation.

Gryphon’s management and compliance personnel have limited experience handling a listed cryptocurrency mining-related services company.

Gryphon’s management and compliance personnel have limited experience in handling regulatory and compliance matters relating to a listed cryptocurrency mining-related services company. Gryphon’s key compliance documents and compliance programs, such as AML and KYC procedures, also have a recent history only. Gryphon believes that its measures designed to limit its counterparty risks are appropriate. While Gryphon has been devoting a substantial amount of time and resources to various compliance initiatives and risk management measures, including but not limited to, developing a dedicated internal compliance function, Gryphon cannot assure you the practical application and effectiveness of its compliance program and risk management measures, nor that there will not be a failure in detecting regulatory compliance issues or managing risk exposure, which may adversely affect its reputation, business, financial condition and results of operations

Risks Related to Gryphon’s Securities

The stock price of the Company’s common stock may be volatile or may decline regardless of its operating performance and you may not be able to resell your shares at or above the purchase price.

An active trading market for Gryphon’s common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair Gryphon’s ability to raise capital by selling shares of common stock and may impair Gryphon’s ability to acquire other businesses or technologies using Gryphon’s shares of common stock as consideration, which, in turn, could materially adversely affect Gryphon’s business. The market price of Gryphon’s common stock may fluctuate significantly in response to numerous factors, many of which are beyond Gryphon’s control, including:

●	overall performance of the equity markets;

●	Gryphon’s operating performance and the performance of other similar companies;

●	the published opinions and third-party valuations by banking and market analysts;

●	changes in Gryphon’s projected operating results that it provides to the public, Gryphon’s failure to meet these projections or changes in recommendations by securities analysts that elect to follow Gryphon’s common stock;

●	regulatory or legal developments in the United States and other countries;

●	the level of expenses related to operations;

●	Gryphon’s failure to achieve its goals in the timeframe it announces;

●	announcements of acquisitions, strategic alliances or significant agreements by Gryphon;

●	recruitment or departure of key personnel;

●	the economy as a whole and market conditions in Gryphon’s industry;

●	trading activity by a limited number of stockholders who together beneficially own a majority of Gryphon’s outstanding common stock;

●	the size of Gryphon’s market float;

●	political uncertainty and/or instability in the United States;

●	the ongoing and future impact of the COVID-19 pandemic and actions taken to slow its spread; and

●	any other factors discussed in this Report.

In addition, the equity markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many data mining and cryptocurrency companies. Stock prices of many data mining and cryptocurrency companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading prices for common stock of other cryptocurrency mining companies have also been highly volatile. In the past, stockholders have filed securities class action litigation following periods of market volatility. If Gryphon were to become involved in securities litigation, it could subject Gryphon to substantial costs, divert resources and the attention of management from Gryphon’s business and adversely affect its business.

Gryphon’s operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause the Company’s stock price to fluctuate or decline.

Gryphon’s operating results will be subject to annual and quarterly fluctuations. Gryphon’s net income and other operating results will be affected by numerous factors, including:

●	Gryphon’s execution of any additional collaboration or similar arrangements, and the timing of payments Gryphon may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

●	additions and departures of key personnel;

●	strategic decisions by Gryphon or its competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy; and

●	changes in general market and economic conditions.

If Gryphon’s operating results fall below the expectations of investors or securities analysts, the price of Gryphon’s common stock could decline substantially. Furthermore, any fluctuations in Gryphon’s operating results may, in turn, cause the price of its stock to fluctuate substantially.

Gryphon’s executive officers, directors and principal stockholders, if they choose to act together, will continue to control or significantly influence all matters submitted to stockholders for approval.

As of March 29, 2023, Gryphon’s executive officers, directors and greater than 5% stockholders owned, in the aggregate, approximately 40.8% of the combined company’s outstanding common stock (assuming no exercise of outstanding warrants). As a result, such persons acting together, have the ability to control or significantly influence all matters submitted to Gryphon’s board of directors or stockholders for approval, including the appointment of Gryphon’s management, the election and removal of directors and approval of any significant transaction, as well as Gryphon’s management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving Gryphon, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of Gryphon’s business, even if such a transaction would benefit other stockholders.

Current or future litigation may harm our financial condition or results of operations.

As described in the section entitled “Gryphon’s Business — Legal Proceedings” in this Report, Gryphon is engaged in litigation, including the Sphere 3D Litigation (as defined below). Litigation proceedings may be uncertain, and adverse rulings could occur, resulting in significant liabilities, penalties or damages. Such current or future substantial legal liabilities or regulatory actions could have a material adverse effect on our business, financial condition, cash flows and reputation.

Gryphon intends to continue to vigorously defend against the Sphere 3D Litigation, including but not limited to the Sphere 3D MSA Termination, which it believes are without merit, and to aggressively pursue its counterclaims against Sphere 3D. However, Gryphon cannot predict the outcome of these proceedings or provide an estimate of potential damages or recovery, if any. Failure by Gryphon to obtain a favorable resolution of the Sphere 3D Litigation could require it to pay damage awards or otherwise enter into settlement arrangements for which its insurance coverage may be insufficient.

Further, any valid termination of the Sphere MSA in accordance with its terms could also have a negative impact on Gryphon’s business and operating results. In addition, such lawsuits may make it more difficult for Gryphon to finance its operations in the future.

We have received a civil investigative demand from the United States Department of Justice (the “DOJ”) and a notice from the Small Business Administration (the “SBA”) relating to our PPP Loan under the CARES Act related to COVID-19, that the DOJ is reviewing documents related to the PPP Loan and the SBA is reviewing their prior decision to forgive our PPP Loan and may reverse that determination, and a reversal of the determination that we are eligible for forgiveness of the PPP Loan could negatively impact the Company.

On April 21, 2020, the Company, while operating the business of Akerna, obtained a loan from KeyBank National Association (“Key Bank”) in the principal aggregate amount of $2.2 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan had a two-year term bearing interest at a rate of 1% per annum with principal and interest payments to be paid monthly beginning seven months from the date of the PPP Loan. In August 2021, the Company submitted its application for forgiveness for repayment of the PPP Loan, and on September 3, 2021, repayment of the PPP Loan was forgiven, in full, by the SBA.

On February 5, 2024, the Company received a letter, dated January 25, 2024, from the SBA, on behalf of Key Bank, in which the SBA indicated that, notwithstanding its prior notification of forgiveness, in full, of repayment of the PPP Loan, it was reviewing its prior determination of forgiveness for potential reversal. Specifically, the SBA indicated that based on its preliminary findings, the SBA is considering a full denial of the previously received forgiven amount based on the purported ineligibility of the Company to have received the PPP Loan under the SBA loan programs because the Company, operating the business of Akerna at the time of the PPP Loan, provided software support to the cannabis industry. The Company responded to the SBA on February 6, 2024, providing reasons as to why it believes it was eligible for the PPP Loan, but has not received any further correspondence from the SBA, since that date, and the SBA has not made any financial demands. The Company plans to continue to cooperate with any further inquiry from the SBA.

In January 2024, the Company received a civil investigative demand from the DOJ seeking information and documents about the PPP Loan. The Company is cooperating with the inquiry. At this time, there has been no formal demand for return of the PPP Loan proceeds, and no formal claim or lawsuit has been initiated against the Company.

While no formal determination has been made regarding the SBA review of forgiveness of the PPP Loan, there currently exists a risk that the SBA or the DOJ could determine that we do not qualify in whole or in part for such forgiveness and demand repayment of the PPP Loan. In addition, it is unknown what type of penalties could be assessed against us, if any. Any obligation for us to repay the PPP Loan and any penalties in addition to such repayment could negatively impact our business, financial condition and results of operations and prospects.

The issuance of shares of our common stock pursuant to the Akerna Notes and the Anchorage Loan Agreement may result in significant dilution to our stockholders.

The Anchorage Loan Agreement includes conversion provision whereby Anchorage has a limited right to convert all or any portion of the outstanding principal on the loan into a number of shares of Gryphon or any public company that is Gryphon’s parent, if Gryphon is not the public company (the “Conversion Right”). The Conversion Right is available at any time during the one month period (the “Conversion Period”) after which the market capitalization of Gryphon, or its public company parent if Gryphon is not the public company, for the first time exceeds $125,000,000 for five consecutive days. The conversion price is equal to $150,000,000 divided by the number of shares of Gryphon, or its public company parent if Gryphon is not the public company, common stock outstanding immediately prior to Anchorage’s exercise of the Conversion Right during the Conversion Period.

Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of the common stock and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

Sales of a substantial number of shares of Gryphon’s common stock by Gryphon’s stockholders in the public market could cause Gryphon’s stock price to fall.

Sales of a substantial number of shares of Gryphon’s common stock in the public market or the perception that these sales might occur could significantly reduce the market price of Gryphon’s common stock and impair Gryphon’s ability to raise adequate capital through the sale of additional equity securities.

As of March 29, 2024, Gryphon had outstanding a total of approximately 38,800,340 shares of common stock. Of these shares, approximately 33.5 million shares of common stock are freely tradable, without restriction, in the public market, unless they are purchased by one of Gryphon’s affiliates.

Sales of these shares, or perceptions that they will be sold, could cause the trading price of Gryphon’s common stock to decline.

Future sales and issuances of Gryphon’s common stock or rights to purchase common stock, including pursuant to Gryphon’s equity incentive plan, could result in dilution of the percentage ownership of its stockholders and could cause Gryphon’s stock price to fall.

Additional capital will be needed in the future to continue Gryphon’s planned operations. To the extent Gryphon raises additional capital by issuing equity securities, its stockholders may experience substantial dilution. Gryphon may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner it determines from time to time. If Gryphon sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to Gryphon’s existing stockholders, and new investors could gain rights superior to existing stockholders.

Pursuant to the 2024 Omnibus Incentive Plan (the “2024 Plan”), Gryphon’s board of directors is authorized to grant stock options and other equity-based awards to its employees, directors and consultants, which equity-based awards would also cause dilution to its stockholders. The number of shares of Gryphon’s common stock reserved for issuance under the 2024 Plan is 15% of the total number of the shares of common stock outstanding at the closing of the Merger, or 5,810,033 shares of common stock. If the board of directors of Gryphon elects to increase the number of shares available for future grant by the maximum amount each year, stockholders may experience additional dilution, which could cause Gryphon’s stock price to fall.

Delaware law and provisions in Gryphon’s amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of Gryphon’s common stock.

Gryphon’s amended and restated certificate of incorporation (as amended) and bylaws contain provisions that could depress the trading price of Gryphon’s common stock by acting to discourage, delay or prevent a change of control of Gryphon or changes in its management that the stockholders of Gryphon may deem advantageous. These provisions include the following:

●	establish a classified board of directors so that not all members of Gryphon’s board of directors are elected at one time;

●	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

●	provide that directors may only be removed for cause;

●	require super-majority voting to amend some provisions in Gryphon’s bylaws;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of Gryphon’s stockholders;

●	provide that the board of directors is expressly authorized to amend or repeal Gryphon’s bylaws;

●	restrict the forum for certain litigation against Gryphon to Delaware; and

●	establish advance notice requirements for nominations for election to Gryphon’s board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of Gryphon’s amended and restated certificate of incorporation (as amended) or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for Gryphon’s stockholders to receive a premium for their shares of Gryphon’s common stock, and could also affect the price that some investors are willing to pay for Gryphon’s common stock.

Gryphon’s amended and restated certificate of incorporation designate a state or federal court located within the state of Delaware as the exclusive forum for substantially all disputes between Gryphon and its stockholders, which could limit Gryphon’s stockholders’ ability to choose the judicial forum for disputes with Gryphon or its directors, officers or employees.

Gryphon’s amended and restated bylaws provide that, unless it consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Gryphon, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Gryphon to Gryphon or Gryphon’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine will be the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. These exclusive forum provisions do not apply to claims under the Securities Act or the Exchange Act.

To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, Gryphon’s amended and restated certificate of incorporation contains a federal forum provision which provides that unless Gryphon consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in any of Gryphon’s securities will be deemed to have notice of and consented to this provision. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with Gryphon or its directors, officers or other employees, which may discourage lawsuits against Gryphon or its directors, officers and other employees. If a court were to find the exclusive forum provision in Gryphon’s amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, Gryphon may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm Gryphon’s results of operations.

Gryphon does not currently intend to pay dividends on its common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of Gryphon’s common stock.

Gryphon has never declared or paid any cash dividend on Gryphon’s common stock. The expectation is that Gryphon will retain future earnings for the development, operation and expansion of Gryphon’s business and Gryphon does not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Anchorage Loan Agreement prohibits Gryphon from declaring or paying any cash dividends without Anchorage’s prior written consent, and the terms of any future debt agreements may preclude Gryphon from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of Gryphon’s common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility to maintain the listing of our Common Stock on Nasdaq depends on a number of factors, including the price of our Common Stock and Public Warrants and the number of persons that hold our Common Stock. If Nasdaq delists our securities from trading on its exchange for failure to meet its listing standards, such as the corporate governance requirements or the minimum closing bid price requirement, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

●	a limited availability of market quotations

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;

●	a limited amount of news and analyst coverage; and

●	a decreased ability for us to issue additional securities or obtain additional financing in the future.

Gryphon’s management is required to devote a substantial amount of time to comply with public company regulations.

As a public company, Gryphon incurs significant legal, accounting and other expenses that Gryphon did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and Nasdaq, impose various requirements on public companies, including those related to corporate governance practices. Gryphon’s management and other personnel will need to devote a substantial amount of time to these requirements. Certain members of Gryphon’s management do not have significant experience in addressing these requirements. Moreover, these rules and regulations will increase Gryphon’s legal and financial compliance costs and will make some activities more time-consuming and costly.

Among other things, Gryphon’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Gryphon’s compliance with these requirements will require that it incur substantial accounting and related expenses and expend significant management efforts. Gryphon will need to hire additional accounting and financial staff to comply with public company regulations. The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to Gryphon.

Moreover, if Gryphon identifies deficiencies in its internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of Gryphon’s financial reports, the market price of Gryphon’s common stock could decline and Gryphon could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

Information Security Program

The mission of our information security organization is to design, implement, and maintain an information security program that protects our systems, services, and data against unauthorized access, disclosure, modification, damage, and loss. The information security organization is comprised of internal and external security and technology professionals. We continue to make investments in information security resources to mature, expand, and adapt our capabilities to address emerging cybersecurity risks and threats.

Cybersecurity Risk Management and Strategy

Cybersecurity risk management is one component of our information security program that guides continuous improvement to, and evaluates the confidentiality, integrity, and availability of our critical systems, data, and operations.

Our approach to controls and risk management is based on guidance from the National Institute of Standards and Technology (“NIST”) and the Crypto Currency Security Standard (“CCSS”). This does not mean that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST and CCSS as a guide to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.

Our cybersecurity risk management program includes:

●	Identifying cybersecurity risks that could impact our facilities, third-party vendors/partners, operations, critical systems, information, and broader enterprise IT environment. Risks are informed by threat intelligence, current and historical adversarial activity, and industry specify threats;

●	Performing a cybersecurity risk assessment to evaluate our readiness if the risks were to materialize; and

●	Ensuring risk is addressed and tracking any necessary remediation through an action plan.

While we face a number of ongoing cybersecurity risks in connection with our business, such risks have not materially affected us to date, including our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated the oversight of cybersecurity and other information technology risks to the Board’s Audit Committee. As part of this oversight, we created the Information Security Advisory Team (the “Task Force”). The Task Force is comprised of senior managers and executives from multiple departments within the Company, including the IT, finance, legal and operations departments. The Task Force oversees our information security program and our strategy, including management’s implementation of cybersecurity risk management. The Task Force meets at least quarterly to discuss matters involving cybersecurity risks.

The Task Force ultimately provides information to our Audit Committee regarding its activities, including those related to cybersecurity risks. The Audit Committee also receives a briefing and continuing education from a member of the Task Force relating to our cyber risk management program at least annually. The Task Force is responsible for notifying the Audit Committee of material cybersecurity incidents.

Cybersecurity Incidents

The cryptocurrency earned from the Sphere 3D’s mining operations is held in a wallet, in which the Company holds the cryptographic key information and maintains the internal recordkeeping of the cryptocurrency. The Company’s contractual arrangements state that Sphere 3D retains legal ownership of the cryptocurrency; has the right to sell, pledge, or transfer the cryptocurrency; and benefits from the rewards and bears the risks associated with the ownership, including as a result of any cryptocurrency price fluctuations. Sphere 3D also bears the risk of loss as a result of fraud or theft unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the cryptocurrency resulting from the Sphere 3D MSA as collateral for any of the Company’s loans or other financing arrangements, nor does it lend, or pledge cryptocurrency held for Sphere.

A threat actor representing to be the Sphere 3D CFO inserted themselves into an email exchange between the Sphere 3D CFO and the Company’s CEO, which also included Sphere 3D’s CEO, regarding the transfer of Sphere 3D’s BTC from the Company’s wallet to Sphere 3D’s wallet. The threat actor requested that the BTC be transferred to an alternate wallet. As a result, 26 BTC, with a value of approximately $560,000 at the time, was transferred to a wallet controlled by the threat actor. Via counsel, Gryphon engaged with US Federal law enforcement to recover the BTC. Despite these attempts by law enforcement to recover the BTC, recovery was not possible. Gryphon subsequently wired the commensurate amount in USD to Sphere 3D to make them whole for the stolen BTC. Gryphon also engaged a nationally recognized third-party firm to perform a forensic analysis. The analysis revealed that the threat actor did not enter the email exchange via Gryphon’s IT systems. Sphere 3D made a claim with its insurance carrier. If Sphere 3D is reimbursed by its insurance carrier, the Company would request reimbursement from Sphere 3D. The Company has also subsequently modified its control systems to protect against any future attempted incursions. During the quarter ended June 30, 2023, the Company made a payment to Sphere 3D for $560,000, which was classified as a general and administrative expense on Gryphon’s condensed consolidated statement of operations.

Item 2. Properties.

The principal executive offices of Gryphon are located at 5953 Mabel Road, Unit 138, Las Vegas, NV 89110, and its telephone number is (877) 646-3374. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

Sphere 3D Litigation

On April 7, 2023, Sphere 3D filed suit against Gryphon in the Southern District of New York. The lawsuit concerns the Sphere MSA between the parties where Gryphon agreed to act as Sphere 3D’s “exclusive provider of any and all management services for all blockchain and cryptocurrency-related operations.” Sphere 3D alleges that Gryphon has fallen short in its obligations under the Sphere MSA, and is suing for alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty (such matter, the “Sphere 3D Litigation”).

On June 15, 2023, Sphere 3D filed an amended complaint in connection with the Sphere 3D Litigation, which clarified certain of Sphere 3D’s prior allegations. On June 28, 2023, Gryphon requested leave to file a motion to dismiss Sphere 3D’s claims for breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing, which the Court granted on August 11, 2023. On August 18, 2023, Gryphon filed: (i) its motion to dismiss Sphere 3D’s claims for breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing; and (ii) its answer and counterclaims against Sphere 3D, asserting, among other things, that Sphere had breached the Sphere MSA, breached the implied covenant of good faith and fair dealing in connection with that contract, acted negligently in connection with a separate incident, and defamed Gryphon. Gryphon’s answer and counterclaims further asserted the defamation counterclaim against Sphere 3D’s Chief Executive Officer, Patricia Trompeter, personally.

On September 20, 2023, Sphere 3D filed a second amended complaint in connection with the Sphere 3D Litigation, which added a claim against Gryphon alleging that Gryphon’s counterclaim for defamation against Sphere 3D violated New York’s anti-SLAPP law.

On October 6, 2023, Sphere 3D delivered a purported termination notice to Gryphon with respect to the Sphere MSA, largely on the basis of the allegations made by Sphere 3D in the Sphere 3D Litigation (the “Sphere 3D MSA Termination”). On January 17, 2024, Gryphon filed an amended answer with fourth amended counterclaims to Sphere 3D’s second amended complaint, in which, among other things, Gryphon alleged that Sphere 3D’s attempted termination of the Sphere MSA was wrongful and ineffective, because it violated the terms of the Sphere MSA, and thus that Sphere 3D continues to owe Gryphon all amounts to which Gryphon would otherwise be entitled under the Sphere MSA through that contract’s term ending in August 2026.

Gryphon intends to continue to vigorously defend against the Sphere 3D Litigation, including but not limited to the Sphere 3D MSA Termination, which it believes are without merit, and to aggressively pursue its counterclaim against Sphere 3D for breach of the Sphere MSA. On March 25, 2024, Gryphon filed a pre-motion letter with the Court seeking pre-judgment attachment of the equity shares in Core that Sphere 3D received as a result of the Core Settlement (as defined below) to secure a judgment against Sphere 3D. However, Gryphon cannot predict the outcome of these proceedings or provide an estimate of potential damages or recovery, if any. Failure by Gryphon to obtain a favorable resolution of the Sphere 3D Litigation could require it to pay damage awards or otherwise enter into settlement arrangements for which its insurance coverage may be insufficient. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on Gryphon’s business, operating results or financial condition. Even if Sphere 3D’s claims are not successful, or if Gryphon is successful in pursuing its counterclaims or negotiating a favorable settlement, defending against this or future litigation is expensive and could divert management’s attention and resources, all of which could have an adverse and material impact on Gryphon’s business, operating results and financial condition and negatively affect Gryphon’s value. Further, any valid termination of the Sphere MSA in accordance with its terms could also have a negative impact on Gryphon’s business and operating results. In addition, such lawsuits may make it more difficult for Gryphon to finance its operations in the future.

Core Complaint and Related Matters

In connection with the ongoing Core Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, on November 21, 2023, the Company was notified that Core Scientific and its debtor affiliates filed an adversary proceeding complaint (“Core Complaint”) against Sphere 3D and the Company (“Core Litigation”). As it pertains to the Company, the Core Complaint alleged, among other things, that the Company breached certain miner hosting agreements between Core and the Company by failing to deliver miners to Core under the miner hosting agreements. The Core Complaint sought damages in the amount of $100 million and a declaratory judgment that Core has no continuing obligations under those miner hosting agreements. The Company disputed the allegations of the complaint and was prepared to assert all available defenses as well as counterclaims against Core. However, before the Company had to respond to the Core Complaint, the parties reached a mutually agreeable settlement where all claims against the Company would be released and the Core Complaint dismissed with prejudice.  Therefore, on January 2, 2024, the Core Debtors filed an emergency motion in the Core Chapter 11 bankruptcy proceedings, seeking the Court’s approval of a settlement resolving all claims as between the Core Debtors, on the one hand, and Sphere 3D and Gryphon on the other hand, arising from the miner hosting agreements; any claims and disputes as between Sphere 3D and Gryphon are excluded from this proposed settlement. The Bankruptcy Court approved the settlement by order entered on January 16, 2024 (the “Core Settlement”).

On November 21, 2023, the Company was notified by Core Scientific, Inc. that Core intended to cease hosting operations of 133 ASIC miners that the Company had operating at Core as of September 30, 2023. As of December 31, 2023, the Company had removed its hosted equipment pursuant to the terms of the operative Master Services Agreement between the Company and Core. This hosted capacity represented approximately 1% of the Company’s overall fleet and management does not anticipate this action to result in a material impact to its operations. The Company relocated those miners to its other existing operations.

PPP Loan

On April 21, 2020, the Company obtained a loan from KeyBank National Association (“Key Bank”) in the principal aggregate amount of $2.2 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan had a two-year term bearing interest at a rate of 1% per annum with principal and interest payments to be paid monthly beginning seven months from the date of the PPP Loan. In August 2021, the Company submitted its application for forgiveness for repayment of the PPP Loan, and on September 3, 2021, repayment of the PPP Loan was forgiven, in full, by the SBA.

On February 5, 2024, the Company received a letter, dated January 25, 2024, from the SBA, on behalf of Key Bank, in which the SBA indicated that, notwithstanding its prior notification of forgiveness, in full, of repayment of the  the PPP Loan, it was reviewing its prior determination of forgiveness for potential reversal. Specifically, the SBA indicated that based on its preliminary findings, the SBA is considering a full denial of the previously received forgiven amount based on the purported ineligibility of the Company to have received the PPP Loan under the SBA loan programs because the Company, operating as Akerna at the time of the PPP Loan, provided software support to the cannabis industry. The Company responded to the SBA on February 6, 2024, providing reasons as to why it believes it was eligible for the PPP Loan, but has not received any further correspondence from the SBA, since that date, and the SBA has not made any financial demands. The Company plans to continue to cooperate with any further inquiry from the SBA.

In January 2024, the Company received a civil investigative demand from the DOJ seeking information and documents about the PPP Loan. The Company is cooperating with the inquiry. At this time, there has been no formal demand for return of the PPP Loan proceeds, and no formal claim or lawsuit has been initiated against the Company.

Dutchie Litigation

On January 13, 2023, Courier Plus Inc. d/b/a Dutchie (“Dutchie”) filed a complaint in the Court of Common Pleas, Dauphin County, Commonwealth of Pennsylvania against Akerna and MJ Freeway, LLC (“MJF”) (which was a wholly-owned subsidiary prior to the closing of the Business Combination), alleging unfair competition, tortious interference, and unjust enrichment with respect to MJF’s exclusive government contract with the Commonwealth of Pennsylvania. We filed a preliminary objection alleging serious defects, such as jurisdiction. The parties attended a hearing in July 2023. In October 2023, the courts dismissed the case but left some items available in the complaint for an appeal. Dutchie has amended its complaint and filed again. We filed another preliminary objection to their amended complaint. A hearing on our preliminary objections is scheduled for April 9, 2024. Before and throughout this dispute, we have worked with the Commonwealth of Pennsylvania to ensure continued compliance with our contract. We intend to continue to defend our position vigorously and, at this time, do not believe an estimate of potential loss, if any, is appropriate.

TreCom Litigation

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and MJF in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2.0 million for services allegedly provided pursuant to a Subcontractor Agreement between MJF and TreCom. MJF provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJF disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. Both parties recently filed motions for summary judgment with respect to the validity of each parties’ claims.  The court has not advised the parties if it will hold a hearing on the motions or when an order is expected.  As most of the material facts at issue are disputed by the parties, the court may deny both motions, in which case the matter will move towards trial. With respect to the TreCom matter, we established a loss contingency of $0.2 million in 2021 on the books of MJF which remains outstanding as of December 31, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are traded on the Nasdaq under the symbol “GRYP.”

(b) Holders

On March 29, 2024, there were 301 holders of record of shares of our common stock.

(c) Dividends

As of the date of this Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, the general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K

(f) Repurchase of Securities

None.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023 and below, Gryphon Digital Mining, Inc. (“Gryphon”) became a publicly held entity in February 2024 upon the completion of a reverse merger transaction (the “Merger”) with Akerna Corp., herein referred to as we, us, our, the Company or Akerna. Akerna provided software as a service (“SaaS”) solutions within the cannabis industry that enabled regulatory compliance and inventory management through several wholly-owned subsidiaries including MJ Freeway, LLC (“MJF”), Trellis Solutions, Inc. (“Trellis”), Ample Organics, Inc. (“Ample”), Last Call Analytics (“LCA”), solo sciences, inc. (“Solo”), Viridian Sciences, Inc. (“Viridian”), and The NAV People, Inc. d.b.a. 365 Cannabis (“365 Cannabis”).

The following discussion and analysis is exclusively attributable to the operations of Akerna for the years ended December 31, 2023 and 2022, as well as certain activities up to and including the effective date of the Merger, or February 9, 2024. This discussion and analysis should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022 and the related notes thereto, which have been prepared in accordance with GAAP.

Key Business Metrics

In addition to our results determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe earnings before interest, taxes, depreciation and amortization, or EBITDA, and Adjusted EBITDA are useful in evaluating our operating performance. We used EBITDA and Adjusted EBITDA, to evaluate our continuing operations and for internal planning and forecasting purposes. Please see the heading “Non-GAAP Financial Measures” for additional discussion and a reconciliation of our net loss determined in accordance with GAAP to these non-GAAP measures for the years ended December 31, 2023 and 2022.

Key Developments

The following general business developments had a significant impact on our results of operations, financial position and cash flows:

Strategic Shift in Business Strategy

During the fourth quarter of 2022, we committed to a number of significant actions that collectively represented a strategic shift in our business strategy and a complete exit from the SaaS business serving the cannabis industry. The shift was effectuated in a two-part exit strategy whereby we (i) disposed of our component SaaS business units in advance of (ii) the Merger with Gryphon, an entity unaffiliated with the SaaS and cannabis industries (see below).

Prior to the aforementioned shift in strategy, we implemented a restructuring initiative (the “Restructuring”) in May 2022 whereby we reduced our headcount by 59 employees and incurred and paid $0.6 million of associated costs in an effort to minimize costs and streamline the organization. There were no remaining obligations under the Restructuring after December 31, 2022.

During 2023, we disposed of 365 Cannabis, LCA and Ample (the “Disposal Group”) through a series of sale transactions. As a result of these transactions, the Disposal Group met the criteria to be considered “discontinued operations” as that term is defined in GAAP. Accordingly, the assets and liabilities of these entities are classified and reflected on our consolidated balance sheet as of December 31, 2022 as attributable to “discontinued operations” and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. Certain financial disclosures including major components of the assets and liabilities and results of operations of the Disposal Group are provided in Note 15 to the consolidated financial statements. We effectively abandoned our operations for Trellis, Solo and Viridian during the year ended December 31, 2023 after all contractual commitments were satisfied with the customers and vendors of those businesses. The results of operations of those business units are reflected in these consolidated financial statements for all periods presented as a component of continuing operations. We committed to the sale of MJF (the “Sale Transaction”) during 2023; however, the required stockholder approval and certain other consents required to complete the Sale Transaction were not obtained until January of 2024. Accordingly, the assets and liabilities and results of operations of MJF are reflected in the consolidated financial statements for all periods presented as a component of continuing operations. The Sale Transaction closed on February 9, 2024 (see below).

On January 27, 2023, we entered into an agreement and plan of merger, as amended on April 28, 2023 and June 14, 2023 (the “Merger Agreement”) with Gryphon and Akerna Merger Co. (“Akerna Merger”). Required approval of the Merger Agreement by the stockholders of Akerna and Gryphon as well as approval by Nasdaq of the continued listing of Gryphon after the closing of the Merger was obtained in January 2024. On February 9, 2024, concurrent with the closing of the Sale Transaction, Akerna Merger merged with and into Gryphon, with Gryphon surviving the Merger as a wholly-owned subsidiary of Akerna. Following the closing of the Merger, the former Gryphon and Akerna stockholders immediately before the Merger owned approximately 92.5 percent and 7.5 percent, respectively, of the outstanding capital stock on a fully diluted basis which effectively resulted in a change in control of the Company. Upon completion of the Merger, Akerna changed its name to Gryphon and its common stock began trading on the Nasdaq under the symbol “GRYP.”

Sale Transaction

On January 27, 2023, we entered into a securities purchase agreement (the “Initial SPA”) with a third party to sell MJF and Ample for $4.0 million in cash. Subsequently, we received a superior offer from Alleaves Inc. (“Alleaves”), as described below, which was presented to the third party for an opportunity to match or exceed Alleaves’ offer in accordance with the Initial SPA. The third party ultimately declined to present a counter-offer and on April 5, 2023, we terminated the Initial SPA. As a result of the termination, Akerna paid a termination fee and reimbursement for expenses of $0.2 million in June 2023. These costs were included in the line item “Other expense, net” in our consolidated statements of operations.

On April 28, 2023, we entered into a securities purchase agreement (the “SPA”) with MJ Freeway Acquisition Co (“MJ Acquisition”), an affiliate of Alleaves. Upon the terms and subject to the satisfaction of the conditions described in the SPA, including approval of the transaction by Akerna’s stockholders, Akerna would sell MJF and Ample to MJ Acquisition for a purchase price of $5.0 million, consisting of $4.0 million in cash at closing and a loan by MJ Acquisition to Akerna in the principal amount of $1.0 million evidenced by a note (the “MJA Note”) and security documents with such note to be deemed paid in full upon closing.

The SPA was amended on October 12, 2023, November 15, 2023 and December 28, 2023 to facilitate the following, among other administrative matters attributable to the Sale Transaction: (i) reduced the cash to be paid at closing to $1.85 million from the original $4.0 million, (ii) required Akerna to sell Ample in an unrelated transaction to an unaffiliated third party (see Note 15 to the consolidated financial statement) with the sales proceeds from such sale, less an allowance for legal fees, to further reduce the proceeds to be received from MJ Acquisition upon closing of the Sale Transaction, (iii) provided for an additional $0.650 million from MJ Acquisition to Akerna for working capital purposes and (iv) amended the MJA Note (the “Amended and Restated Secured Promissory Note”) to increase the principal to $1.650 million and adjust for its settlement at closing such that in would be converted into a number of shares of Akerna common stock, $0.0001 par value (“Common Stock”) upon closing equivalent to $1.650 million divided by the 5-day volume weighted average price of Akerna’s Common Stock.

At a special meeting held on January 29, 2024 (the “Special Meeting”), the stockholders of Akerna approved the Sale Transaction.

In order to consummate the Merger and Sale Transaction, pursuant to the terms of the SPA, as amended, the Company also entered into a release and termination agreement dated February 8, 2024 (the “MJA Release and Termination Agreement”) with MJ Acquisition to obtain a release under and termination of the Second Amended and Restated Security and Pledge Agreement dated November 15, 2023 entered into by and among the Company, certain of its subsidiaries, and MJ Acquisition under the Second Amended and Restated Intellectual Property Security Agreement dated November 15, 2023 by and between the Company, certain of its subsidiaries and MJ Acquisition and under the Second Amended and Restated Guaranty dated November 15, 2023, by and between certain subsidiaries of the Company and MJ Acquisition (the “MJA Credit Agreements”). Pursuant to the MJA Release and Termination Agreement, MJ Acquisition released the Company and its subsidiaries from all of the security interests and guarantees set forth in the MJA Credit Agreements and agreed that, upon receipt by MJ Acquisition of the assignment of the membership interests of MJF and the shares of Common Stock to be issued to MJ Acquisition upon conversion of the Amended and Restated Secured Promissory Note held by MJ Acquisition into shares of Common Stock, the MJA Credit Agreements would terminate without any further action by MJ Acquisition.

On February 9, 2024, we closed the Sale Transaction pursuant to the SPA, as amended. Upon the terms and subject to the satisfaction of the conditions described therein, Akerna sold to MJ Acquisition all of the membership interests in MJF for an aggregate purchase price of approximately $1.284 million and conversion of the Amended and Restated Secured Promissory Note in the amount of $1.650 million which principal amount converted into shares of Common Stock of Akerna at closing of the Sale Transaction, with such Amended and Restated Secured Promissory Note deemed paid in full upon closing of the Sale Transaction.

Merger

On January 27, 2023, we entered into the Merger Agreement with Gryphon. Concurrent with the signing and in support of  the Merger, we and each of the holders of the 2021 Senior Secured Convertible Notes (the “Senior Convertible Notes ”) entered into exchange agreements (the “Exchange Agreements”) whereby the holders would ultimately convert the principal amounts of each of their note holdings to a level that would represent 19.9 percent of the outstanding shares of Common Stock prior to the closing of the Sale Transaction and the Merger. Prior to the stockholder vote required for the closing of those transaction, the remaining Senior Convertible Notes outstanding would be converted into a special class of exchangeable preferred stock to facilitate the required stockholder vote and then be converted into shares of our Common Stock subject to the Merger. For a limited period, the conversion price of the Senior Convertible Notes was lowered to $24.00 per share from $95.00 per share. In accordance with the Exchange Agreements and upon the occurrence of an any additional capital raising transaction, the conversion price would be adjusted accordingly. In connection with an equity offering in June 2023 (see Note 11 to the consolidated financial statements), the conversion price was further reduced to $10.00 per share. Through December 6, 2023, a total of $3.187 million in principal amount of the Senior Convertible Notes were exchanged for 237,213 shares of Common Stock in connection with the Exchange Agreements.

On December 14, 2023, we designated and authorized 3,244 shares of Series C Preferred Stock with a par value of $1,000 per share (“Series C Preferred Stock”). Each share of the Series C Preferred Stock would have voting power equivalent to 2,000 shares of Common Stock. On December 20, 2023, Akerna and the holders of the Senior Convertible Notes that were parties to the Exchange Agreements entered into an amendment no. 1 to each of their respective the Exchange Agreements (the “Amended Exchange Agreements”) to establish the initial closing at which time each of the holders of the Senior Convertible Notes received 1,711 shares of Series C Preferred Stock (3,422 shares in total) in exchange for $1.711 million in principal amount of the Senior Convertible Notes ($3.422 million on a combined basis).

At the Special Meeting, the stockholders of Akerna approved the Merger concurrent with approval by Gryphon’s stockholders. In addition, the stockholders of Akerna approved: (i) an amendment to the Company’s amended and restated certificate of incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock, at a ratio of one (1) new share for every fifteen (15) to one hundred (100) shares of outstanding Common Stock, with the exact ratio and effective time of the reverse stock split of Akerna Common Stock to be determined by the Akerna board of directors, agreed to by Gryphon and publicly announced by press release, (ii) an increase to the number of authorized shares of Common Stock to facilitate the closing of the Merger, (iii) approval of an amendment to the amended and restated certificate of incorporation to change the corporate name from “Akerna Corp.” to “Gryphon Digital Mining, Inc.,” (iv) approval of the Akerna 2024 Omnibus Incentive Plan and (v)  approval of the issuance of Common Stock upon the conversion of $1.650 million in principal amount of the Amended and Restated Secured Promissory Note held by MJ Acquisition.

On February 8, 2024, we entered into amendment no. 2 (“Amendment No. 2”) to the Exchange Agreements. Pursuant to Amendment No. 2, the Company and the holders of the Senior Convertible Notes amended the terms of the Exchange Agreements to (i) set the “Final Closing Date” under the Exchange Agreement to conduct the “Final Exchange” to take place immediately following the Effective Date of the Merger, (ii) agree that the “Company Optional Redemption Price” of the Senior Convertible Notes in relation to the “Cash Sweep” was $nil (iii) agree as to the principal amount of the Senior Convertible Note remaining outstanding held by each holder following the payment of portion of the Senior Convertible Note pursuant to the Cash Sweep and that such Senior Convertible Note will be exchanged at the Final Closing into shares of Common Stock based on a per share price of $4.60 (being $0.23, as adjusted to reflect the 1-for-20 reverse stock split to be effected immediately prior to the Final Closing), (iv) agree that such number of shares of Common Stock will not exceed the “Maximum Percentage” and therefore there will be no “Abeyance Shares”, and (v) the Final Exchange shall be consummated pursuant to Section 3(a)(9) of the Securities Act and the terms set forth in Amendment No. 2. Pursuant to the terms of Amendment No. 2, on February 9, 2024, the remaining principal amount of Senior Convertible Notes was exchanged for 824,977 shares of Common Stock.

On February 8, 2024, we entered into certain exchange agreements under Section 3(a)(9) of the United States Securities Act of 1933, as amended (the “Securities Act”), in relation to the exchange of the Company’s issued and outstanding shares of Series C Preferred Stock for shares of Common Stock (the “3(a)(9) Exchange Agreements”). Pursuant to the Section 3(a)(9) Exchange Agreements, on February 9, 2024, all 3,244 Series C Shares with a face value of $1,000 per share were exchanged for 756,746 shares of Common Stock.

In order to consummate the Merger and the Sale Transaction, pursuant to the terms of the Exchange Agreements, we entered into a release and termination agreement dated February 8, 2024 (“Release and Termination Agreement”), to obtain a release under, and termination of, the Amended and Restated Security and Pledge Agreement dated October 5, 2021 entered into by and among the Company, certain of its subsidiaries, and the collateral agent named therein, the Amended and Restated Intellectual Property Security Agreement dated October 5, 2021 by and between the Company, certain of its subsidiaries and the collateral agent named therein, and the Amended and Restated Guaranty dated October 5, 2021 by and between certain subsidiaries of the Company and the collateral agent named therein (collectively, the “Credit Agreements”). Pursuant to the Release and Termination Agreement, the collateral agent released the Company and its subsidiaries from all of the security interests and guarantees set forth in the Credit Agreements and agreed that, upon receipt by the holders of the Senior Convertible Notes of (i) the shares of Common Stock to be issued pursuant to Amendment No. 2 and (ii) evidence of the receipt of assignment of a stated monetary interest in the Company’s Employee Retention Tax Credit (“ERTC”) to the holders of the Senior Convertible Notes (who were also holders of the Series C Shares), the Credit Agreements would terminate without any further action by the collateral agent or the holders of the Senior Convertible Notes. Further, we entered into a separate consent and agreement dated February 8, 2024 with each of the two institutions that hold the Senior Convertible Notes, pursuant to which each such holder separately consented to the Release and Termination Agreement (the “Noteholder Consents”).

On February 8, 2024, we entered into a ERTC & Liability Assignment Agreement (the “ERTC Agreement”) with Distributionco LLC, a Colorado limited liability company (“Distributionco”). Pursuant to the ERTC Agreement, in order to (i) induce the holders of the Senior Convertible Notes and Series C Shares to agree to the closing of the Merger and Sale Transaction, (ii) settle certain accounts payable to a third party service provider and (iii) settle certain amounts of compensation due and payable to officers of the Company, the Company agreed to the assignment of the Company ERTC credit anticipated to be approximately $2.1 million to Distributionco in exchange for Distributionco assuming the above liabilities of the Company totaling in the aggregate, $2.1 million of liabilities.

On February 8, 2024, we entered into share settlement agreements (the “Share Settlement Agreements”) with certain former officers of the Company (the “Purchasers”), pursuant to which the Purchasers were issued shares of Common Stock as satisfaction for outstanding compensation balances owed to the Purchasers. On February 9, 2024, an aggregate of 446,611 shares of Common Stock (the “Settlement Shares”) were issued to the Purchasers pursuant to the terms of the Share Settlement Agreements.

In order to induce the Purchasers to execute and deliver the Share Settlement Agreements, we agreed to provide certain registration rights under the Securities Act and applicable state securities laws with respect to the Settlement Shares, pursuant to registration rights agreements (the “Registration Rights Agreements”), dated February 8, 2024, between the Company and each of the Purchasers.

On February 9, 2024, the Company completed the transactions contemplated by the Merger Agreement, as amended. Under the terms of the Merger Agreement, Merger Sub merged with and into Gryphon, with Gryphon surviving as a wholly-owned subsidiary of Akerna. On the Effective Date of the Merger, each share of Gryphon’s common stock, par value $0.0001 per share (the “Gryphon Common Stock”), and Gryphon’s preferred stock, par value $0.0001 per share (the “Gryphon Preferred Stock,” collectively referred to herein with the Gryphon Common Stock as the “Gryphon Shares”), outstanding immediately prior to the Effective Date was converted into the right to receive approximately 1.7273744 shares of Gryphon Common Stock.  Each warrant to purchase common stock of Gryphon that was issued and outstanding at the Effective Date will remain issued and outstanding, and was assumed by the Company and is exercisable for shares of Common Stock pursuant to its existing terms and conditions as adjusted to reflect the ratio of exchange of Gryphon Shares for shares of Common Stock.  Immediately after giving effect to the Merger, the Company had 38,733,554 shares of Common Stock outstanding and warrants to purchase Common Stock outstanding and exercisable to acquire shares of Common Stock. On February 9, 2024, the Common Stock began trading on the Nasdaq under the symbol “GRYP.”

Components of Results of Operations

Revenue

We generated revenue from two primary sources: (1) software and (2) consulting services. Revenue from software comprised approximately 99 percent and 93 percent of our revenue for the years ended December 31, 2023, and 2022, respectively. Revenue from consulting services comprised approximately 1 percent and 7 percent of our revenue for the same periods, respectively.

Software. Our software was solutioned for our key markets, SMB and government regulatory agencies. In these markets, software revenue was generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform®, and our government regulatory platform, Leaf Data Systems®. Software contracts are generally quarterly or annual contracts paid monthly, quarterly, or annually in advance of service and cancellable upon 30 or 90 days’ notice, although we did have many multi-year commercial software contracts. Leaf Data Systems® contracts are generally multi-year contracts payable annually or quarterly in advance of service. MJ Platform® and Leaf Data Systems® contracts could only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities.

Consulting Services. Consulting services revenue was generated by providing solutions for prospective and current cannabis, hemp and cannabidiol business operators in the pre-application of licensures and pre-operational phases of development. These services included application and business plan preparation as they seek licenses to be granted. Consulting projects completed during the pre-application phase generally solidified us as the software vendor of choice for subsequent operational phases once the operator was granted the license.

Other Revenue. Our other revenue was derived primarily from point-of-sale hardware and other non-recurring revenue.

Cost of Revenue and Operating Expenses

Cost of Revenue. Our cost of revenue was derived from direct costs associated with operating our commercial and government regulatory software platforms and providing consulting services. The cost of revenue for our commercial and government regulatory platforms related primarily to hosting and infrastructure costs and subcontractor expenses incurred in connection with certain government contracts. Consulting cost of revenue related primarily to our employees’ and consultants’ salaries and other related compensation expenses. We recorded the cost of revenue using the direct cost method. This method requires the allocation of direct costs including support services and materials to the cost of revenue.

Product Development. Our product development expenses included salaries and benefits, nearshore contractor expenses, technology expenses, and other overhead related to the ongoing maintenance of our commercial and government regulatory software platforms and planning for new software development. Product development costs, other than software development expenses that qualified for capitalization, were expensed as incurred. Capitalized software development costs consist primarily of employee-related costs. We devoted substantial resources to enhance and maintain our technology infrastructure, developed new and enhanced existing solutions, conducted quality assurance testing, and improved our core technology.

Sales and Marketing. Sales and marketing expense was primarily salaries and related expenses, including commissions, for our sales, marketing, and client service staff. We also categorized payments to partners and marketing programs as sales and marketing expenses. Marketing programs consist of advertising, events, such as trade shows, corporate communications, brand building, and product marketing activities. The timing of these marketing events affected our marketing costs in a particular quarter. We deferred the portion of sales commissions that were considered a cost of obtaining a new contract with a customer and amortized those deferred costs over the period of benefit, generally one year. We expensed the remaining sales commissions as incurred. The rates at which sales commissions were earned varied depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel.

General and Administrative. Our general and administrative expenses included salaries and benefits and other costs of departments serving administrative functions, such as executive and corporate governance, finance and accounting, human resources, public relations and investor relations. In addition, general and administrative expense included non-personnel costs, such as professional fees and other supporting corporate expenses not allocated to cost of revenue, product and development or sales and marketing.

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table highlights our operating revenues and expenses attributable to our continuing operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

	For the Years Ended December 31,		Change
	2023	2022	Period over period
Revenue
Software	$6,787,285	$9,748,268	$(2,960,983)	(30)%
Consulting	39,750	682,309	(642,559)	(94)%
Other revenue	9,409	27,593	(18,184)	(66)%
Total revenue	6,836,444	10,458,170	(3,621,726)	(35)%

Cost of revenue	3,401,441	4,911,503	(1,510,062)	(31)%
Gross profit	3,435,003	5,546,667	(2,111,664)	(38)%
Gross profit margin	50%	53%

Operating expenses
Product development	2,335,609	4,088,294	(1,752,685)	(43)%
Sales and marketing	2,293,767	5,572,721	(3,278,954)	(59)%
General and administrative	5,677,485	8,018,255	(2,340,770)	(29)%
Depreciation and amortization	27,191	4,421,995	(4,394,804)	(99)%
Impairment of long-lived assets	—	26,528,630	(26,528,630)	(100)%
Total operating expenses	10,334,052	48,629,895	(38,295,843)	(79)%

Loss from operations	$(6,899,049)	$(43,083,228)	$36,184,179	(84)%

Revenue

Software Revenue

Total software revenue declined to $6.8 million for the year ended December 31, 2023 from $9.7 million for the year ended December 31, 2022, for a decrease of $3.0 million, or 30 percent. Software revenue accounted for 99 percent and 93 percent of total revenue in 2023 and 2022, respectively. The decline was primarily attributable to the abandonment of the Trellis, Solo and Viridian business units resulting in a loss of $1.4 million of revenues (ii) customer churn of $0.8 million during 2023 in our MJ Platform service offerings and (iii) lower continuing Leaf Data System revenues, fewer change requests attributable to our two state clients as well as the transition of a key client’s business from implementation fees to traditional subscription service from 2023 to 2022 for a combined decline of $0.8 million.

Consulting Revenue

Our consulting revenue was less than $0.1 million for the year ended December 31, 2023 compared to $0.7 million for the year ended December 31, 2022, a decrease of $0.6 million, or 94 percent. Consulting revenue was 1 percent and 7 percent of total revenue for 2023 and 2022, respectively. In anticipation of the Sale Transaction and the Merger, we had de-emphasized our consulting services during 2023.

Other Revenue

Other revenue includes retail/resale revenue, which was generated from point-of-sale hardware and other non-recurring revenues. Other revenue was less than $0.1 million for each of the years ended December 31, 2023 and 2022 and was less than one percent of total revenue for each of the years ended December 31, 2023 and 2022, respectively.

Cost of Revenue

Cost of revenue decreased to $3.4 million for the year ended December 31, 2023 from $4.9 million for the year ended December 31, 2022, for a decrease of $1.5 million, or 31 percent. The decrease was due primarily to the following (i) lower hosting expenses, platform license costs and software applications of $0.8 million during 2023 and (ii) lower compensation-related and contractor and consulting costs of $1.3 million in 2023. These decreases partially offset by the effects of the capitalization of $0.2 million of certain software development costs in 2022 while none were capitalized in 2023 and $0.4 million related to the reversal of a legal settlement during 2022.

Gross Profit

Gross profit decreased to $3.4 million for the year ended December 31, 2023 from $5.5 million for the year ended December 31, 2022, for a decrease of $2.1 million, or 38 percent. Gross margin decreased to 50 percent for the year ended December 31, 2023 from 53 percent for the year ended December 31, 2022. This decline in gross profit was due primarily to the decline in revenue and slightly higher margin revenues from the loss of Viridian revenues.

Operating Expenses

Product Development

Product development expense decreased to $2.3 million for the year ended December 31, 2023 from $4.1 million for the year ended December 31, 2022, for a decrease of $1.8 million, or 43 percent. The decrease was due primarily to (i) lower compensation-related and contractor expenses of $1.8 million during 2023, (ii) lower stock-based compensation costs of $0.3 million during 2023 and (iii) $0.1 million of lower software application costs during 2023. These declines were primarily attributable to the effects of a corporate restructuring initiative (the “Restructuring”) completed during 2022 which reduced our overall headcount. The Restructuring resulted in a reduction of our workforce by 59 employees, or approximately 33 percent of the Company’s headcount at that time. The Restructuring resulted in $0.2 million of direct costs attributable to Product development during 2022. These declines were partially offset by the capitalization of software development costs of $0.6 million during 2022 while no such costs were capitalized in 2023.

Sales and Marketing

Sales and marketing expense decreased to $2.3 million for the year ended December 31, 2023 from $5.6 million for the year ended December 31, 2022, for a decrease of $3.3 million or 59 percent. The decline was due primarily to (i) lower compensation-related and contractor expenses of $2.6 million in 2023, (ii) lower trade show and related promotional expenses of $0.2 million during 2023, (iii) lower software applications costs of $0.3 million during 2023 and (iv) lower public relations and media costs of $0.1 million during 2023. These declines were primarily attributable to the effects of the Restructuring in 2022 which reduced our overall headcount and related employee support costs. The Restructuring resulted in $0.2 million of direct costs attributable to Sales and marketing during 2022. These declines were partially offset by $0.1 million of higher stock-based compensation costs during 2023.

General and Administrative

General and administrative expense decreased to $5.7 million for the year ended December 31, 2023 from $8.0 million for the year ended December 31, 2022, for a decrease of $2.3 million, or 29 percent. This decrease was due primarily to the following: (i) lower overall compensation-related and contractor costs of $0.8 million during the 2023 period attributable to lower overall headcount as well as lower stock-based and performance-based incentive compensation, (ii) lower recurring professional fees of $0.9 million during the 2023 period, (iii) lower occupancy and support costs of $0.1 million during the 2023 period as we operated on a 100 percent remote basis, (iv) lower software application costs of $0.3 million during 2023, (v) lower credit loss charges of $0.4 million during 2023, (vi) lower franchise and sale and use taxes of $0.1 million during 2023, (vii) the receipt of a partial employer retention tax credit of $0.2 million during 2023 and (viii) the reversal of a contingency for rent of $0.5 million attributable to a prior office lease. These declines were partially offset by $1.1 million of higher professional fees and related costs associated with strategic initiatives transaction, particularly the Sales Transaction and the Merger, as well as $0.1 million of restructuring charges during 2023.

Depreciation and Amortization

Depreciation and amortization expense decreased to less than $0.1 million for the year ended December 31, 2023 from $4.4 million for the year ended December 31, 2022. The decrease was due primarily to the full impairment of capitalized software attributable to MJF and the intangible assets attributable to Trellis, Solo and Viridian during 2022.

Impairment of long-lived assets

During 2022, we determined that, in consideration of our shifts in strategy, the carrying value of all of our noncurrent assets, including capitalized software, intangible assets and goodwill was not recoverable with its undiscounted cash flows during their remaining useful lives. Accordingly, we recorded a charge of $26.5 million to fully impair these assets.

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

We define EBITDA as net loss before loss from discontinued operations, net of tax, interest expense, net, changes in fair value of convertible notes, changes in fair value of derivative liability, provision for income taxes, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA further adjusted to exclude the effects of the following items for the reasons set forth below:

●	impairment of long-lived assets, as this is a non-cash, non-recurring item, which effects the comparability of results of operations and liquidity;

●	stock-based compensation expense, as this represents a non-cash charge and our mix of cash and stock-based compensation may differ from other companies, which affects the comparability of results of operations and liquidity;

●	costs incurred in connection with strategic initiative transactions, including the Sale Transaction, the Merger and the associated dispositions, that are required to be expensed as incurred in accordance with GAAP, because such costs are specific to the complexity and size of the underlying transactions and are not reflective of our ongoing operations;

●	costs incurred in connection with non-recurring financing activities and related transactions, including a reverse stock split during 2022 as well as fees incurred as a direct result of electing the fair value option to account for our debt instruments;

●	restructuring charges, which includes severance costs associated with the Restructuring to terminate employees in functions that have been eliminated and costs and credits associated with terminated leases, among others as we believe these items are not representative of operating performance;

●	loss on sale of an equity investment that was not recurring across all periods and we believe inclusion of the loss is not representative of operating performance;

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
	2023	2022
	(unaudited)	(unaudited)
Net loss	$(11,578,169)	$(79,057,610)
Loss from discontinued operations, net of tax	2,975,500	32,779,739
Interest expense, net	1,130,343	853,566
Change in fair value of convertible notes	370,457	2,884,273
Change in fair value of derivative liability	—	(63,178)
Income tax benefit	—	(701,119)
Depreciation and amortization	27,190	4,421,995
EBITDA	$(7,074,679)	$(38,882,334)
Impairment of long-lived assets	—	26,528,630
Stock-based compensation expense	374,069	844,766
Strategic transaction and merger related costs	1,904,150	5,081
Non-recurring financing fees	—	583,482
Restructuring charges	(501,109)	503,895
Loss on sale of investment	—	221,101
Adjusted EBITDA	$(5,297,569)	$(10,195,379)

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 205-40, Going Concern (“ASC 205-40”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASC 205-40. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASC 205-40.

The accompanying consolidated financial statements have been prepared on the basis that Akerna will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception in 2019 we have incurred recurring losses from operations, used cash from operating activities and relied on capital raising activities to continue ongoing operations. Collectively, these factors raise substantial doubt regarding our ability to continue as a going concern for the twelve months from the date our consolidated financial statements were issued in the absence of a significant capital transaction. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Akerna be unable to continue as a going concern.

In connection with the closing of the Sale Transaction and Merger, substantially all of the assets and liabilities of the legacy Akerna business were disposed of such that after February 8, 2024, our assets and liabilities and capital structure reflected those of Gryphon immediately after the closing of those transactions. Since Gryphon began revenue generation in September 2021, management has financed its operations through equity and debt financing and the sale of the digital assets earned through mining operations. Gryphon may incur additional losses from operations and negative cash outflows from operations in the foreseeable future. In the event Gryphon continues to incur losses, it may need to raise debt or equity financing to finance its operations until operations are cashflow positive. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time and will depend on several factors, including the market price for the underlying commodity mined by the Company and its ability to procure the required mining equipment and operate profitably. The aforementioned factors indicate that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Cash Flows

Our cash and restricted cash balance was $0.8 million, as of December 31, 2023. Cash flow information is as follows:

	Year Ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(5,888,352)	$(10,900,729)
Investing activities	1,237,362	(3,972,144)
Financing activities	(2,767,405)	8,635,827
Effect of change in exchange rates on cash and restricted cash	3,601	(22,225)
Net decrease in cash and restricted cash	$(7,414,794)	$(6,259,271)

Operating Activities

Our largest source of operating cash was collections from our customers for subscriptions to our products and related services. Our primary use of cash was for compensation and employee-related expenses, marketing expenses and third-party hosting costs. Net cash used in operating activities was impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, impairments of long-lived assets, changes in the fair value of convertible notes, derivative liabilities and contingent consideration obligations, stock-based compensation and deferred income taxes, among other non-cash items as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities decreased by $5.0 million to $5.9 million during the year ended December 31, 2023 from $10.9 million during the year ended December 31, 2022. The decrease in the use of cash from operating activities during 2023 as compared to 2022 was due primarily to the sale of 365 Cannabis, LCA and Ample and the abandonment of Solo, Trellis and Viridian during 2023 as well as the impact of the Restructuring in 2022 which resulted the payment of severance benefits in 2022, but lower overall compensation and employee-related costs in the second half of 2022 and throughout 2023.

Investing Activities

Our primary investing activities have historically consisted of the capitalization of internal-use software necessary to deliver significant new features and functionality in our platforms which provide value to our customers. Other investing activities include cash outflows related to purchases of property and equipment, and from time-to-time, the cash paid for acquisitions or received from the sale of business units and investments.

Net cash used in investing activities decreased $5.2 million to a source of $1.2 million during the year ended December 31, 2023 from a use of $4.0 million during the year ended December 31, 2022. The decrease is due primarily to the (i) net cash received from the sales of  365 Cannabis ($0.5 million), LCA ($0.1 million) and Ample ($0.6 million) acquisition during 2023 and (ii) payments for $4.3 million  invested in the development of our software products in the 2022 period while no amounts were paid during 2023. In addition, the use of cash in the 2022 period was partially offset by a return of $0.4 million of cash attributable to working capital from the 365 Cannabis acquisition and nominal proceeds from the sale of an equity investment.

Financing Activities

Our financing activities have consisted primarily of proceeds from issuance of our Common Stock and warrants, issuances and repayments attributable to long-term debt and the value of shares withheld from the vesting of certain stock-based compensation awards.

During the year ended December 31, 2023, we made principal payments of $4.9 million on the Senior Convertible Notes. These payments were partially offset by proceeds of $0.5 million from the issuance of one million shares of Common Stock in a private placement offering and a combined total of $1.650 million in proceeds from MJ Acquisition in connection with the Amended and Restated Secured Promissory Note. During the year ended December 31, 2022, we received net proceeds of $9.2 million from a unit offering of 2,173,913 shares of Common Stock and warrants and $1.9 million from the issuance of 642,956 shares of Common Stock through our at-the-market offering programs which was partially offset by $1.4 million of principal payments on the Senior Convertible Notes. In addition, we paid approximately $1.0 million, net, in cash for the offering and subsequent redemption associated with convertible redeemable preferred stock that was necessary to effectuate a reverse stock split during 2022.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

Our consolidated financial statements and the related notes included in this Annual Report on Form 10-K are prepared in accordance with GAAP. As described in Note 3 to the consolidated financial statements, the preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable after taking into account our circumstances and expectations for the future based on available information. Our actual results could differ from these estimates.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 3 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Recent Accounting Pronouncements

Please refer to Note 3 – Summary of Significant Accounting Policies to the consolidated financial statements for our discussion regarding Akerna’s adoption of new accounting pronouncements and those pending.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2023, we have not maintained effective internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to management’s review of disclosure controls and procedures and internal control over financial reporting, Akerna management determined that the following material weaknesses in our internal control over financial reporting and prevented management from concluding that our disclosure controls and procedures and internal controls over financial reporting were effective as of the end of the period covered by this report:

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

Remediation

Akerna’s remediation plans to address the material weaknesses described above were suspended in consideration of the Merger which was completed in February 2024. Gryphon has assumed internal control over financial reporting subsequent to the Merger.

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

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a list of our directors and executive officers as of March 29, 2024, along with the specific information required by Rule 14a-3 of the Exchange Act:

Name	Age	Position
Robby Chang	46	Chief Executive Office, President and Director
Simeon Salzman	43	Chief Financial Officer and Secretary
Brittany Kaiser	36	Director and Chairperson of the Board
Jessica Billingsley	46	Director
Heather Cox	53	Director
Steve Gutterman	54	Director

Executive Officers

Robby Chang, Chief Executive Officer, President and Director

Robby Chang has served as Gryphon’s Chief Executive Officer and a director since the closing of the Business Combination and as Legacy Gryphon’s Chief Executive Officer and a director since January 14, 2021. Mr. Chang has also been a director of Fission Uranium Corp. (TSX: FCU), a mineral exploration company, since April 2018, a director of Ur-Energy, Inc. (NYSE American: URG), an exploration stage mining company, since March 2018, and a director of Shine Minerals Corp., a company engages in the acquisition, exploration, and evaluation of mineral properties, since November 2018. Mr. Chang is also the Chief Executive Officer and founder of Chang Advisory Inc., a consulting service company, since December 2020. Prior to that, from August 2019 to January 2021, Mr. Chang was an independent consultant for traditional mining and crypto currency companies. From July 2018 to March 2020, Mr. Chang was a member of the board of advisors of District Metals Corp. (TSX.V: DMX), a mineral exploration stage company. From February 2018 to August 2019, Mr. Chang served as CFO of Riot Platforms, Inc. (Nasdaq: RIOT), a provider of Bitcoin mining and data center hosting, and oversaw the company’s business operations, investor relations and finances. From January 2011 to January 2018, Mr. Chang was the managing director and Head of Metals and Mining Research of Cantor Fitzgerald. Mr. Chang graduated from the Rotman School of Management at University of Toronto with his MBA in 2006. We believe Mr. Chang is fit to serve on our board of directors based on his diverse leadership experience across multiple industries, including mineral exploration, cryptocurrency, consulting, and metals and mining research.

Simeon Salzman, Chief Financial Officer and Secretary

Simeon Salzman has served as Gryphon’s Chief Financial Officer since the closing of the Business Combination and joined Legacy Gryphon’s management team as the Chief Financial Officer on June 19, 2023. Mr. Salzman is an accomplished financial executive with a diverse background in overseeing financial functions and driving growth. From late 2020 to March 2023, Mr. Salzman served as the Chief Financial Officer and Chief Accounting Officer for Marathon Digital Holdings, Inc. (Nasdaq: MARA), a digital asset technology company. During his tenure, the company experienced significant market capitalization growth, peaking at $8 billion, up from the market capitalization of $500 million. In addition, he was an integral part of the negotiations with major investment firms and was able to secure substantial capital investments utilizing debt and equity offerings totaling approximately $2 billion dollars. Prior to that, from July 2018 to October 2020, Mr. Salzman served as the Chief Financial Officer of the Las Vegas Monorail Company, where he managed the financial operations of a completely electric, zero-emission driverless monorail transit system that served approximately 4.6 million passengers annually. During his tenure, he implemented effective financial strategies, ensuring compliance and achieving significant cost savings. Before joining the Las Vegas Monorail Company, Mr. Salzman held the position of Chief Financial Officer for Wendoh Media and Corner Bar Management from May 2015 through July 2018. He successfully revitalized various food and beverage establishments in Downtown Las Vegas by streamlining operations resulting in double-digit returns to the bottom line. Mr. Salzman holds dual degrees with a Bachelor of Science in Accounting and a Bachelor of Arts in Criminal Justice & Criminology from the University of Maryland, College Park. He is also a Certified Public Accountant.

Non-Employee Directors

Brittany Kaiser, Chairperson of the Board

Brittany Kaiser has served as our Chairperson of the board since the closing of the Business Combination and as the chairperson of Legacy Gryphon’s board of directors since February 4, 2021 and as a director of Legacy Gryphon since December 21, 2020. Ms. Kaiser is also an independent director of Lucy Scientific Discovery Inc. (Nasdaq: LSDI), a psychotropics contract manufacturing company, since December 2020, Chief Executive Officer and director of Achayot Partners LLC, a digital asset consulting firm, since April 2019, President and director of Own Your Data Foundation, a non-profit foundation implementing digital intelligence education programs since August 2019 and co-founder of Digital Asset Trade Association, an advocacy group for distributed ledger technology since February 2018. Prior to that, Ms. Kaiser served as business development director at SCL USA, a provider of consumer research, targeted advertising and other data-related services from March 2017 to January 2018 and SCL Group Ltd. (UK) from February 2015 to March 2017. Ms. Kaiser graduated from Middlesex University School of Law in 2015. Ms. Kaiser was selected to serve on our board of directors based on her broad experience in diverse leadership roles, including digital asset consulting, non-profit leadership, and distributed ledger technology advocacy.

Jessica Billingsley

Jessica Billingsley has served as a director on our board of directors since the closing of the Business Combination. Ms. Billingsley served as Chief Executive Officer and director of Akerna since the consummation of its business combination on June 17, 2019, and Chairman of the Board since July 2019. Ms. Billingsley co-founded MJF, Akerna’s wholly-owned subsidiary, in 2010 and served as President of MJF from 2010 to April 2018 and Chief Executive Officer since May 2018. An early investor in one of Colorado’s first legal medical cannabis businesses, Ms. Billingsley created the category of cannabis seed-to-sale technology after seeing the need first-hand. Prior to MJF, Ms. Billingsley was the founder and chief executive officer of Zoco, LLC, a technology services firm with clients across the United States. Ms. Billingsley has 20 years of technology and systems experience with rapidly scaling businesses, and founded her first business at the age of 22. Ms. Billingsley served on the board of the National Cannabis Industry Association from 2012 – 2019 and currently serves as Chair of the Board of the United States Cannabis Council. Ms. Billingsley was named one of Fortune’s 10 most promising women entrepreneurs in 2015 and named one of Inc. Magazine’s 100 Female Founders in 2018. Ms. Billingsley holds a dual degree from the University of Georgia in Computer Science and Communications. Ms. Billingsley was selected to serve on our board of directors based on her extensive experience with technology and systems companies, broad experience in the telecommunications industry, and her background as an entrepreneur.

Heather Cox

Heather Cox has been at the forefront of building and leading disruptive fintech, healthtech, data and digital businesses throughout her career, from the early days of E*TRADE to more recently in the healthcare space serving as the Chief Digital Health and Analytics Officer for Humana (NYSE: HUM) from August 2018 to February 2023. At Humana, she was accountable for building the firm’s digital care delivery operations and leading enterprise advanced analytics, including the application of Artificial Intelligence at scale in healthcare. Prior to Humana, Heather served as Chief Technology and Digital Officer at United Services Automobile Association (“USAA”), a financial services company providing insurance and banking products from September 2016 to March 2018, where she built personalized and digitally enabled end-to-end experiences for USAA members. Heather served as CEO of Citi FinTech at Citigroup, a fintech start-up that she designed that allowed Citigroup to harness innovation in the global fintech ecosystem. Prior, she headed Card Operations for Capital One, where she reshaped customer and digital experience for Capital One cardholders. Heather has been named to several American Banker Women to Watch Lists, including a designation of the #3 Woman to Watch nationally in banking in 2017. In 2015, she was named Digital Banker of the Year by American Banker and one of the 10 most innovative CEOs in banking by Bank Innovation. Since March 2018, Heather has served on the board of directors of NRG Energy (Nasdaq: NRG), and since August 2022, has served on the board of directors of Atlantic Union Bankshares Corporation (Nasdaq: AUB). Heather graduated cum laude with a Bachelor of Arts in Economics from the University of Illinois at Urbana- Champaign. Ms. Cox was selected to serve on our board of directors based on her extensive career in fintech, healthtech, data, and digital businesses, demonstrating her expertise in driving innovation and digital transformation.

Steve Gutterman

Mr. Gutterman has built, led, acquired and invested in market-changing companies for almost 30 years. Since July 2021 he has served as CEO of Falcon International, a large private cannabis company in California. Previously, he served from January 2020 to July 2021 as CEO of General Cannabis Corp, also known as TREES Corporation (OTC: CANN), a cannabis retailer and cultivator company, and from May 2018 to November 2020 as President of Harvest Health & Recreation Inc. (CSE: HARV), since acquired by Trulieve (CSE: TRUL) to form the largest cannabis company in the US as measured by revenue. Prior to Harvest Health & Recreation Inc., he held a variety of senior roles including at E*TRADE Financial (Nasdaq: ETFC) from February 2000 to July 2005, where he was EVP and COO of E*TRADE Bank. During his tenure, the bank’s assets increased from $1 billion to $35 billion. He also served as the CEO of GeoPoll from November 2012 to July 2018, a market research company and was Managing Director of MBH Enterprises, a private equity company focused on technology and infrastructure, from August 2005 to November 2012. Mr. Gutterman was selected to serve on our board of directors based on his extensive experience in building, leading, acquiring, and investing in transformative companies over the past 25 years. His track record of success demonstrate his strategic prowess and ability to drive growth and innovation across various sectors.

Family Relationships.

There are no family relationships among any of the directors or executive officers.

Composition of our Board of Directors

Our Board currently consists of five directors. Our amended and restated certificate of incorporation, as amended, and bylaws, as amended, provide that the total number of directors constituting the entire Board shall be seven directors; provided that, the total number of directors constituting the entire Board of Directors may be changed to such number as may be fixed from time to time exclusively by resolution adopted by the affirmative vote of at least a majority of the Board. Our Board is divided into three classes, designated as Class I, Class II and Class III directors, with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class I directors, consisting of Steve Gutterman and Heather Cox, will expire at our 2025 annual meeting of stockholders. The term of office of the Class II directors, consisting of Brittany Kaiser and Rob Chang, will expire at our 2026 annual meeting of stockholders. The term of office of the Class II director, consisting of Jessica Billingsley, will expire at our 2024 annual meeting of stockholders. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). Our Board has affirmatively determined that each of Ms. Kaiser, Ms. Billingsley, Ms. Cox and Mr. Gutterman are “independent directors,” as that term is defined in the Nasdaq rules. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his capacity as a member of our audit committee, our Board, or any other committee of our Board: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Committees of the Board of Directors

Presently, our board of directors has the following standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of the standing committees is composed solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. Mr. Gutterman, Ms. Kaiser and Ms. Billingsley serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Each of Mr. Gutterman, Ms. Kaiser and Ms. Billingsley are independent.

Mr. Gutterman serves as the chair of the audit committee. Each member of the audit committee is financially literate and our Board has determined that Mr. Gutterman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal responsibilities of the audit committee, including:

●	To assist board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	To (i) approve all audit engagement fees and terms and (ii) pre-approve all audit and permitted non-audit and tax services that may be provided by the Company’s independent auditors or other registered public accounting firms.

●	At least annually, to evaluate the qualifications, performance and independence of the Company’s independent auditors, including an evaluation of the lead audit partner; and to assure the regular rotation of the lead audit partner at the Company’s independent auditors and consider regular rotation of the accounting firm serving as the Company’s independent auditors.

●	To review and discuss with the Company’s independent auditors and management the Company’s quarterly financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to be included in the Company’s Quarterly Report on Form 10-Q before such Form 10-Q is filed; and to review and discuss the Form 10-Q for filing with the SEC.

●	To review, approve and oversee any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K promulgated by the SEC) and any other potential conflict of interest situations on an ongoing basis, in accordance with Company policies and procedures, and to develop policies and procedures for the Committee’s approval of related party transactions.

●	To review with management and the Company’s independent auditors: (i) any major issues regarding accounting principles and financial statement presentation, including any significant changes in the Company’s selection or application of accounting principles; (ii) any significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements, including the effects of alternative GAAP methods; and (iii) the effect of regulatory and accounting initiatives and off-balance sheet structures on the Company’s financial statements.

●	To assist and advise the Board and the Compensation Committee thereof in enforcing the Company’s executive compensation clawback policy and related laws, rules and regulations.

Compensation Committee

We have established a compensation committee of our Board of Directors. The members of our compensation committee are Ms. Billingsley, Ms. Cox and Ms. Kaiser. Ms. Billingsley serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the principal responsibilities of the compensation committee, including:

●	To review and approve the Company’s compensation programs and arrangements applicable to its executive officers, including without limitation salary, incentive compensation, equity compensation and perquisite programs, and amounts to be awarded or paid to individual officers under those programs and arrangements, or make recommendations to the Board regarding approval of the same.

●	To determine the objectives of the Company’s executive officer compensation programs, identify what the programs are designed to reward, and modify (or recommend that the Board modify) the programs as necessary and consistent with such objectives and intended rewards.

●	To ensure appropriate corporate performance measures and goals regarding executive officer compensation are set and determine the extent to which they are achieved and any related compensation earned.

●	To at least annually review and approve the Company’s goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of such goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation.

●	To review and approve any new equity compensation plan or any material change to an existing plan where stockholder approval has not been obtained.

●	To assist management in complying with our proxy statement and annual report disclosure requirements;

●	To implement and enforce the Company’s executive compensation clawback policy and related laws, rules and regulations, including determining what constitutes “incentive-based compensation” and, if a clawback is triggered due to a financial statement restatement, the amount of any clawback.

The charter also provides that the compensation committee may select, retain and terminate independent legal counsel and other experts or consultants, as it deems appropriate, without seeking approval of the Board or management, including the authority to approve the fees payable to such counsel, experts or consultants and any other term of retention. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Ms. Kaiser, Mr. Gutterman and Ms. Billingsley. Ms. Kaiser serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the principal responsibilities of the nominating and corporate governance committee, including:

●	The identification, evaluation and recommendation of qualified candidates to become Board members.

●	The oversight of the implementation of and monitoring compliance with the Company’s Code of Business Conduct (other than with respect to complaints regarding accounting or auditing issues).

●	Coordinating and overseeing Board, committee, and director evaluations.

●	Periodic review of the Company’s governance documents as appropriate.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares do not have the right to recommend director candidates for nomination to our Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the Board’s compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or compensation committee. See the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information about related party transactions involving members of our compensation committee or their affiliates.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (the “Code of Ethics”). We have filed a copy of our Code of Ethics and our audit committee, compensation committee and nominating and corporate governance charters as exhibits to this Report. Our stockholders are also able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Trading Policies

On March 30, 2024, we adopted revised insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Item 11. Executive Compensation

Akerna’s named executive officers for the fiscal year ended December 31, 2022 were Jessica Billingsley, Chief Executive Officer, L. Dean Ditto, Chief Financial Officer, David McCullough, Chief Technology Officer and Ray Thompson, Chief Operating Officer.

Summary Compensation Table

The following table sets forth all information concerning the compensation earned, for the fiscal years ended December 31, 2023, 2022 and 2021 for services rendered to us by persons who served as our named executive officers at the end of December 31, 2023.

		Salary	Bonus		Stock Awards		All Other Compensation		Total
Name and Principal Position	Year	($)	($)		($)		($)		($)
(a)	(b)	(c)	(d)		(e)
Jessica Billingsley	2023	300,000	134,130	(1)	—		—		434,130
Chief Executive Officer	2022	297,916	—		—		6,587	(2)	304,503
	2021	262,500	201,866	(3)	108,200	(4)	11,774	(5)	584,340

Ray Thompson	2023	235,417	34,323	(6)	—		—		269,740
Chief Operating Office	2022	233,854	—		—		—		233,854
	2021	200,000	—		83,200	(7)	—		283,200

David McCullough	2023	250,000	35,641	(8)	—		—		285,641
Chief Technology Officer	2022	240,432	—		—		—		240,432
	2021	200,000	60,075	(9)	83,200	(10)	—		343,275

L. Dean Ditto	2023	250,000	15,496	(11)	—		—		265,496
Chief Financial Officer	2022	68,750	—		25,000	(12)	49,200	(13)	142,950

(1)	In connection with the year ended 2022, Ms. Billingsley was awarded a discretionary cash bonus in 2023 of $134,130 that was paid in January of 2024.

(2)	In addition to cash and stock awards, Ms. Billingsley may redeem loyalty awards generated by corporate purchases made on certain credit cards for her personal use. During the year ended 2022, Ms. Billingsley redeemed $6,587 in loyalty awards for her personal use.

(3)	Pursuant to Ms. Billingsley’s employment agreement with Akerna, she was eligible for a bonus that is determined by the board of directors on the basis of fulfillment of the objective performance criteria established in its discretion. For the year ended 2021, the bonus was determined based Akerna’s relative performance against budgeted targets, as further described below. The Board evaluated the achievement of these targets and Ms. Billingsley’s 2021 fiscal year bonus amount was $201,866 which was paid in 2022.

(4)	During the year ended 2021, Ms. Billingsley was awarded 1,000 restricted stock units with a grant date fair value of $83,200. These awards vested 25% annually on December 1 with the final vesting scheduled to occur on December 1, 2024. As compensation for the 2021 fiscal year, Ms. Billingsley was also awarded a discretionary bonus of 1,117 restricted shares with a grant date fair value of $25,000. These shares fully vested on April 12, 2022.

(5)	In addition to cash and stock awards, Ms. Billingsley may redeem loyalty awards generated by corporate purchases made on certain credit cards for her personal use. During the year ended 2021, Ms. Billingsley redeemed $11,774 in loyalty awards for her personal use.

(6)	In connection with the year ended 2022, Mr. Thompson was awarded a discretionary cash bonus in 2023 of $34,323 that was paid in January of 2024.

(7)	During the year ended 2021, Mr. Thompson was awarded 1,000 restricted stock units with a grant date fair value of $83,200. These awards vested 25% annually on December 1 with the final vesting scheduled to occur on December 1, 2024.

(8)	In connection with the year ended 2022, Mr. McCullough was awarded a discretionary cash bonus in 2023 of $35,641 that was paid in January of 2024.

(9)	During the year ended 2021, Mr. McCullough was awarded a discretionary cash bonus of $60,075.

(10)	During the year ended 2021, Mr. McCullough was awarded 1,000 restricted stock units with a grant date fair value of $83,200. These awards vested 25% annually on December 1 with the final vesting scheduled to occur on December 1, 2024.

(11)	In connection with the year ended 2022, Mr. Ditto was awarded a discretionary cash bonus in 2023 of $15,496 that was paid in January of 2024.

(12)	On July 25, 2022, Mr. Ditto was awarded a discretionary bonus of 6,701 restricted shares with a grant date fair value of $25,000. These shares fully vested on the grant date.

(13)	In the period during 2022 in which Mr. Ditto was serving as the Company’s Interim Chief Financial Officer, he was compensated as a consultant for $49,200.

Legacy Gryphon Executive Compensation

The following table sets forth information concerning the compensation of the named executive officer for the years ended December 31, 2023 and December 31, 2022:

Name and Principal Position	Year	Salary(1)		Bonus	Stock Awards(2)			Total Compensation
Rob Chang	2023	$228,167	(3)	$228,167	$			$456,334
Chief Executive Officer	2022	230,640	(1)	—		—		230,640

Simeon Salzman	2023	107,692		$100,000		530,496	(2)	738,188
Chief Financial Officer	2022	—		—		—		—

(1)

The amounts for Mr. Chang’s salary and bonus in the table were converted from Canadian dollars to United States dollars using an average exchange rate of (i) 1 CAD for 0.7688 USD for 2022 and (ii) 1 CAD for 0.7408 USD for 2023.

(2)	The amounts reported in this column reflect the aggregate grant date fair value of shares granted to the applicable named executive officer as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). These amounts do not necessarily correspond to the actual value recognized by the applicable named executive officer. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in Note 1 to Gryphon’s consolidated financial statements included elsewhere in this proxy statement/prospectus. See the narrative below for more information on the stock awards in this column.

Consulting Agreement with Chang Advisory, Inc.

Mr. Chang serves as Gryphon’s Chief Executive Officer pursuant to a Consulting Agreement between Gryphon and Chang Advisory, Inc. (“Chang Advisory”), effective January 14, 2021. Mr. Chang is the sole owner of Chang Advisory. Under the agreement, Chang Advisory’s base fee was initially CAD $175,000 per year. The agreement provided that the base fee would increase to CAD $300,000 per year upon the closing of either: (i) an equity financing totaling at least CAD $5 million or (ii) a debt and equity financing totaling at least CAD $10 million. This condition was met in March 2021 and, accordingly, the base fee is currently CAD $300,000 per year. Under the agreement, Chang Advisory’s base fee for any year may not be reduced without the written consent of both Chang Advisory and Gryphon, and Chang Advisory is entitled to an annual cash incentive opportunity with a target equal to 100% of Chang Advisory’s base fee for such year. The agreement further provides that Gryphon will pay to Chang Advisory harmonized sales tax on any invoice or other compensation paid to Chang Advisory in the event that Gryphon’s head office becomes located in Canada or in the event that any law or governmental authority requires that such tax be remitted by Chang Advisory in respect of any such compensation.

On the effective date of the agreement, Chang Advisory became entitled to purchase, for USD $0.004 per share, 15.2% of the outstanding shares of common stock of Gryphon as of such date. In the event that Chang Advisory’s engagement with Gryphon terminates by reason of Chang Advisory’s resignation or by reason of a material breach by Chang Advisory of the agreement, or for cause (as defined below), prior to the one-year anniversary of the effective date of the agreement, Gryphon or any other affiliate of Gryphon had the right (but not the obligation) to repurchase (i) 75% of the such shares if such termination occurred within six months of the effective date of the agreement; and (ii) 50% of such shares if such termination occurred after six months and within one year of such effective date, in each case for a price of USD $0.004 per share. Such repurchase right expired on the one-year anniversary of the effective date of the agreement.

In the event that Chang Advisory’s engagement is terminated by Gryphon without cause, is terminated by Chang Advisory for good reason, or in the event that there is a change in control (as defined in the agreement), all unvested equity awards held by Chang Advisory will accelerate vesting and, with respect to any stock options, such options will remain fully exercisable until their original expiry date. In the event of Chang Advisory’s termination for cause or voluntary resignation, all equity awards granted to Chang Advisory that are outstanding on the date of such termination or resignation will continue to vest on the original schedule and any stock options will remain exercisable until the earlier of (i) the expiration date set forth in the applicable stock option agreement; or (ii) the expiration of 6 months measured from the date of such termination or resignation.

The agreement also provides that Chang Advisory will be entitled to receive reimbursement from Gryphon for all reasonable business expenses, and Mr. Chang and his partner and dependents will be eligible to participate in the benefit plans that are available to the executive officers of Gryphon. Under the agreement, Gryphon will indemnify Chang Advisory and Mr. Chang to the fullest extent permitted by law against all costs, charges, awards, legal fees and expenses which Chang Advisory and/or Mr. Chang is/are involved because of its/his/their association with Gryphon, and Gryphon will at all times maintain a Directors and Officers Insurance Policy under which Chang Advisory and Mr. Chang will be insured.

Upon termination of engagement due to the death or disability (as defined in the agreement) of Chang Advisory, Chang Advisory will be entitled to receive: (i) any unpaid annual bonus for the year immediately prior to the year of such termination (in an amount equal to the greater of the bonus percentage accrued by Gryphon or Chang Advisory’s target annual bonus) and (ii) a pro-rated share of Chang Advisory’s target annual bonus for the year of such termination (in an amount equal to the bonus percentage accrued by Gryphon through the last closed accounting month prior to such termination but with such bonus percentage being deemed to be fully accrued if Gryphon is at least on target to attain the appropriate financial targets for such year). In addition, in the case of termination due to disability, Gryphon will continue Chang Advisory’s and/or Mr. Chang’s participation in the benefit plans for so long as he remains disabled as defined under those plans.

Under the agreement, should Gryphon terminate Chang Advisory’s engagement (other than for cause or as a result of Chang Advisory’s death or disability), or in the event Chang Advisory resigns for good reason, or in the event of a termination of Chang Advisory’s engagement whether by Chang Advisory or by Gryphon for any reason other than cause within 6 months of a change in control, then Gryphon will pay to Chang Advisory (i) a termination fee equal to the annual fee; (ii) bonus for any prior year that has been earned but is unpaid (in an amount equal to the greater of the bonus percentage accrued by Gryphon or Chang Advisory’s target annual bonus); and (iii) a pro-rated share of Chang Advisory’s target annual bonus for the year of such termination (in an amount equal to the bonus percentage accrued by Gryphon through the last closed accounting month prior such termination but with such bonus percentage being deemed to be fully accrued if Gryphon is at least on target to attain the appropriate financial targets for such year).

For purposes of the agreement, “cause” means that Chang Advisory or Mr. Chang has engaged in any one of the following: (i) intentional misconduct involving Gryphon or its assets, including, without limitation, material misappropriation of Gryphon’s funds or property; (ii) reckless or willful misconduct in the performance of Chang Advisory’s duties in the event such conduct continues after Gryphon has provided 30 days written notice to Chang Advisory and a reasonable opportunity to cure such misconduct; (iii) conviction of, or plea of nolo contendere to, any felony or misdemeanor involving dishonesty or fraud; (iv) the material violation of any of Gryphon’s policies, including without limitation, Gryphon’s policies on equal engagement opportunity and the prohibition against unlawful harassment; (v) the material breach of any provision of the agreement after 30 days written notice to Chang Advisory of such breach and a reasonable opportunity to cure such breach; or (vi) any other misconduct that has a material adverse effect on the business or reputation of Gryphon after 30 days written notice to Chang Advisory of such breach and a reasonable opportunity to cure the adverse effects of such misconduct.

Executive Employment Agreement with Simeon Salzman

Gryphon and Simeon Salzman are party to an Executive Employment Agreement dated June 19, 2023, the effective date of the employment agreement. Because Mr. Salzman recently joined Gryphon in, his compensation is not disclosed in the 2022 Summary Compensation Table presented above. The employment agreement provides for the terms described in this paragraph. Mr. Salzman will serve as the Chief Financial Officer of Gryphon (and, under certain circumstances, such other position as Gryphon’s Chief Executive Officer may designate), reporting to Gryphon’s Chief Executive Officer. Mr. Salzman will receive a base salary of $200,000 and will be eligible to receive an annual bonus with a target of up to 50% of his then-current base salary. Mr. Salzman will receive a time-based equity grant covering 390,800 Gryphon Shares (the “Equity Grant”), vesting as follows (subject to Mr. Salzman’s continued employment with Gryphon through the relevant vesting date): 1/6 of the Equity Grant will vest upon the 6-month anniversary of the effective date of the employment agreement and the remainder of the Equity Grant will vest in substantially equal quarterly installments commencing with the first quarter following the 6 month anniversary of the effective date of the employment agreement. The vesting of the Equity Grant will be accelerated if Mr. Salzman is continuously employed through of a change in control of Gryphon (excluding a reverse takeover transaction or merger for the purposes of listing Gryphon on a public exchange). Mr. Salzman will be entitled to receive those benefits that are made available to the other similarly situated executive employees of Gryphon, and will be reimbursed for reasonable out-of-pocket expenses. Upon the termination of the employment agreement during the first two full financial reporting quarters of Gryphon by (a) Mr. Salzman for good reason (as defined in the employment agreement) or (b) by Gryphon without cause (as defined in the employment agreement), then, subject to Mr. Salzman’s execution and non- revocation of and compliance with a separation and release agreement in a form provided by Gryphon, Gryphon will pay Mr. Salzman an amount equal to 3 months of his then current base salary. Upon such a termination of the employment agreement following the first two full financial reporting quarters of Gryphon, Gryphon will pay Mr. Salzman an amount equal to (a) 12 months of his then current base salary, plus (b) Mr. Salzman’s then-current annual bonus target.

Outstanding Equity Awards at 2023 Fiscal Year-End

A summary of the number and the value of the outstanding equity awards as of December 31, 2022 held by the named executive officers is set out in the table below.

	Stock Awards(1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jessica Billingsley	—	—	250	(2)	109
Chief Executive Officer	—	—	250	(3)	109

Ray Thompson	—	—	250	(2)	109
Chief Operating Office	—	—	250	(3)	109

David McCullough	—	—	250	(2)	109
Chief Technology Officer	—	—	250	(3)	109

(1)	Each RSU represents a contingent right to receive one share of Common Stock of the Company.

(2)	Represents 250 RSUs which were scheduled to vest on July 1, 2024.

(3)	Represents 250 RSUs which were scheduled to vest on December 1, 2024.

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

Employee Benefits and Stock Plans

2024 Omnibus Incentive Plan

Set forth below is a summary of the material features of the 2024 Plan, which was adopted in connection with the closing of the Business Combination.

The 2024 Plan provides for the following grants: (a) incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”)) (“ISO” or “ISOs”); (b) nonstatutory stock options (i.e., options other than ISOs) (“NSO” or “NSOs”), (c) stock appreciation rights (“SAR” or “SARs”), (d) restricted stock grants, (e) restricted stock unit grants (“RSU” or “RSUs”), (f) performance grants, and (g) other grants based in whole or in part by reference to shares that are granted pursuant to the terms and conditions of the 2024 Plan.

Subject to any Capitalization Adjustment (as defined and described below) and the automatic increase (as described later in this paragraph), and any other applicable provisions in the 2024 Plan, the total number of shares reserved and available for issuance pursuant to the 2024 Plan is 5,810,033 shares which was 15% of the total number of shares of Common Stock outstanding at the closing of the Business Combination (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2033 by the lesser of (a) 3% of the total number of the shares of Common Stock outstanding on December 31st of the immediately preceding calendar year, and (b) such number of shares determined by the Board.

Following the effective date of the 2024 Plan (the “Plan Effective Date”), any shares subject to an outstanding grant or any portion thereof granted under the 2024 Plan will be returned to the Share Reserve and will be available for issuance in connection with subsequent grants under the 2024 Plan to the extent such shares: (a) are cancelled, forfeited, or settled in cash; (b) are used to pay the exercise price of such outstanding grant or any Tax-Related Items (as defined below) arising in connection with vesting, exercise or settlement of such outstanding grant; (c) are surrendered pursuant to an Exchange Program (as defined below); (d) expire by their terms at any time; or (e) are reacquired by the Company pursuant to a forfeiture provision or repurchase right by the Company (collectively, “Returning Shares”). Shares subject to Substitute Grants (as defined below) will not be deducted from the Share Reserve and may not be returned to the Share Reserve as Returning Shares.

Subject to the provisions relating to Capitalization Adjustments described below, the maximum number of shares that may be issued pursuant to the exercise of ISOs is 5,810,033 shares which was 15% of the total number of shares of common stock outstanding at the closing of the Merger (the “Incentive Stock Option Limit”).

If, after the Plan Effective Date, the number of outstanding shares is changed or the value of the shares is otherwise affected by a stock dividend, extraordinary dividend or distribution (whether in cash, shares or other property, other than a regular cash dividend) recapitalization, stock split, reverse stock split, subdivision, combination, consolidation, reclassification, spin-off or similar change in the capital structure of the Company or any similar equity restructuring transaction, as that term is used in Statement of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (or any successor thereto), without consideration (a “Capitalization Adjustment”), then (a) the maximum number and class of shares or type of security reserved for issuance and future grant from the Share Reserve, (b) the exercise price, purchase price, and number and class of shares or type of security subject to outstanding grants, and (c) the number and class of shares subject to the Incentive Stock Option Limit, will be proportionately adjusted, subject to any required action by the board of directors or the stockholders of the Company and in compliance with applicable laws; provided that fractions of a share will not be issued.

The shares issuable under the 2024 Plan will be authorized but unissued or forfeited shares, treasury shares or shares reacquired by the Company in any manner.

Incentive stock options may be granted only to employees of the Company, and its parent and any subsidiary entities (to the extent permitted under Section 422 of the Code). All other grants may be granted to employees, consultants and directors, provided such consultants and directors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

The maximum number of shares subject to grants (and of cash subject to cash-settled grants) granted under the 2024 Plan or otherwise during any one calendar year to any non-employee director for service on the board of directors, taken together with any cash fees paid by the Company to such non-employee director during such calendar year for service on the board of directors, will not exceed $1,000,000 in total value (calculating the value of any such grants based on the grant date fair value of such grants for financial reporting purposes).

Each option or SAR will be in such form and will contain such terms and conditions as the Administrator (defined below) deems appropriate. Each SAR will be denominated in share equivalents. The provisions of separate options or SARs need not be identical.

Options and SARs may be exercisable within the times or upon the events determined by the Administrator and as set forth in the grant agreement governing such grant. No option or SAR will be exercisable after the expiration of ten (10) years from the date the option or SAR is granted, or such shorter period specified in the grant agreement. In addition, in the case of an ISO granted to a person who, at the time the ISO is granted, directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of any parent or subsidiary (“Ten Percent Holder”), such option may not be exercisable after the expiration of five (5) years from the date the ISO is granted.

The exercise price of an option or SAR will be such price as is determined by the Administrator and set forth in the grant agreement; provided that (a) in the case of an ISO (i) granted to a Ten Percent Holder, the exercise price will be no less than one hundred ten percent (110%) of the fair market value (as defined in the 2024 Plan) on the date of grant and (ii) granted to any other employee, the exercise price will be no less than one hundred percent (100%) of the fair market value on the date of grant, and (b) in the case of an NSO or SAR, the exercise price will be such price as is determined by the Administrator. Notwithstanding the foregoing, an option or SAR that is a Substitute Grant (as defined below) may be granted with an exercise price lower than one hundred percent (100%) of the fair market value.

Upon exercise of a SAR, a grantee will be entitled to receive payment from the Company in an amount determined by multiplying (a) the difference between the fair market value of a share on the date of exercise over the exercise price, by (b) the number of shares with respect to which the SAR is exercised. At the discretion of the Administrator, the payment from the Company for the SAR exercise may be in cash, in shares of equivalent value, or in some combination thereof.

Unless explicitly provided otherwise in a grantee’s grant agreement, if a grantee’s continuous service status (as defined in the 2024 Plan) is terminated, the grantee (or his or her legal representative, in the case of death) may exercise his or her option or SAR (to the extent such grant was exercisable on the termination date) within the following period of time following the termination of the grantee’s continuous service status: (a) three (3) months following a termination of a grantee’s continuous service status by the Company or any parent or subsidiary without cause (as defined in the 2024 Plan) or by the grantee for any reason (other than due to death or disability (as disability is defined in the Plan)); (b) six (6) months following a termination due to the grantee’s disability; (c) twelve (12) months following a termination due to the grantee’s death; and (d) twelve (12) months following the grantee’s death, if such death occurs following the date of such termination but during the period such grant is otherwise exercisable (as provided in clauses (a) or (b) above).

Except as otherwise provided in the grant agreement, if a grantee’s continuous service status is terminated by the Company or any parent or subsidiary for cause, the grantee’s options or SARs will terminate and be forfeited immediately upon such grantee’s termination of continuous service status, and the grantee will be prohibited from exercising any portion (including any vested portion) of such grants on and after the date of such termination of continuous service status.

To the extent that the aggregate fair market value of shares with respect to which options designated as ISOs are exercisable for the first time by any grantee during any calendar year (under all plans of the Company or any parent or subsidiary of the Company) exceeds One Hundred Thousand Dollars ($100,000), such excess options will be treated as NSOs. For this purpose, ISOs will be taken into account in the order in which they were granted, and the fair market value of the shares subject to an ISO will be determined as of the date of the grant of such option.

Without stockholder approval, the Administrator may modify, extend or renew outstanding options or SARs, and authorize the grant of new options or SARs in substitution therefor, including in connection with an Exchange Program. Any such action may not, without the written consent of a grantee, materially impair any of such grantee’s rights under any grant previously granted, except that the Administrator may reduce the exercise price of an outstanding option or SAR without the consent of a grantee by a written notice (notwithstanding any adverse tax consequences to the grantee arising from the repricing); provided, however, that the exercise price may not be reduced below the fair market value on the date the action is taken to reduce the exercise price.

A restricted stock grant is an offer by the Company to sell or issue (with no payment required, unless explicitly provided otherwise in a grantee’s grant agreement) shares to a grantee that are subject to certain specified restrictions. Each restricted stock grant will be in such form and will contain such terms and conditions as the Administrator will deem appropriate. The terms and conditions of restricted stock grants may change from time to time, and the terms and conditions of separate grant agreements need not be identical.

The purchase price for shares issued pursuant to a restricted stock grant, if any, will be determined by the Administrator on the date the restricted stock grant is granted and, if permitted by applicable law, no cash consideration will be required in connection with the payment for the purchase price where the Administrator provides that payment will be in the form of services previously rendered.

Grantees holding restricted stock grants will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Administrator provides otherwise at the time the grant is granted. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions on transferability and forfeitability as the restricted stock grants with respect to which they were paid.

An RSU grant is a grant covering a number of shares that may be settled in cash, or by issuance of those shares at a date in the future. Each RSU grant will be in such form and will contain such terms and conditions as the Administrator will deem appropriate. The terms and conditions of RSU grants may change from time to time, and the terms and conditions of separate grant agreements need not be identical. Unless otherwise determined by the Administrator, no purchase price will apply to an RSU settled in shares. Payment of vested RSUs will be made as soon as practicable after the date(s) determined by the Administrator and set forth in the grant agreement. The Administrator, in its sole discretion, may settle vested RSUs in cash, shares, or a combination of both.

The Administrator may permit grantees holding RSUs to receive dividend equivalent rights (as defined in the 2024 Plan) on outstanding RSUs if and when dividends are paid to stockholders on shares. In the discretion of the Administrator, such dividend equivalent rights may be paid in cash or shares, and may either be paid at the same time as dividend payments are made to stockholders or delayed until shares are issued pursuant to the underlying RSUs, and may be subject to the same vesting or performance requirements as the RSUs. If the Administrator permits dividend equivalent rights to be made on RSUs, the terms and conditions for such dividend equivalent rights will be set forth in the applicable grant agreement.

A performance grant is a grant that may be granted, may vest or may become eligible to vest contingent upon the attainment during a performance period of performance goals determined by the Administrator. Performance grants may be granted as options, SARs, restricted stock, RSUs or other grants, including cash-based grants.

Performance grants will be based on the attainment of performance goals that are established by the Administrator for the relevant performance period. Prior to the grant of any performance grant, the Administrator will determine and each grant agreement will set forth the terms of each performance grant. A performance grant may but need not require the grantee’s completion of a specified period of service. The Administrator will determine the extent to which a performance grant has been earned in its sole discretion. The Administrator may reduce or waive any criteria with respect to a performance goal, or adjust a performance goal (or method of calculating the attainment of a performance goal) to take into account unanticipated events, including changes in law and accounting or tax rules, as the Administrator deems necessary or appropriate, or to reflect the impact of extraordinary or unusual items, events or circumstances to avoid windfalls or hardships. The Administrator may also adjust or eliminate the compensation or economic benefit due upon attainment of performance goals in its sole discretion, subject to any limitations contained in the grant agreement and compliance with applicable law.

Other forms of grants valued in whole or in part by reference to, or otherwise based on, shares, including the appreciation in value thereof (e.g., options or stock rights with an exercise price or strike price less than 100% of the fair market value of the shares at the time of grant) may be granted either alone or in addition to other grants provided for in the 2024 Plan. Subject to the provisions of the 2024 Plan and applicable law, the Administrator may determine the persons to whom and the time or times at which such other grants will be granted, the number of shares (or the cash equivalent thereof) to be granted pursuant to such other grants and all other terms and conditions of such other grants.

Payment from a grantee for shares acquired pursuant to the 2024 Plan may be made in cash or cash equivalents or, where approved for the grantee by the Administrator and where permitted by applicable law (and to the extent not otherwise set forth in the applicable grant agreement): (a) by cancellation of indebtedness of the Company owed to the grantee; (b) by surrender of shares held by the grantee that are clear of all liens, claims, encumbrances or security interests and that have a fair market value on the date of surrender equal to the aggregate payment required; (c) by waiver of compensation due or accrued to the grantee for services rendered or to be rendered to the Company or an affiliate; (d) by consideration received by the Company pursuant to a broker-assisted or other form of cashless exercise program implemented by the Administrator in connection with the 2024 Plan; (e) by the Company withholding otherwise deliverable shares having a fair market value on the date of withholding equal to the aggregate payment required; (f) by any combination of the foregoing; or (g) by any other method of payment as is permitted by applicable law.

Regardless of any action taken by the Company or any affiliate, the ultimate liability for all income tax, social insurance, payroll tax, fringe benefits tax, payment on account, employment tax, stamp tax or other Tax-Related Items related to the grantee’s participation in the 2024 Plan and legally applicable to the grantee, including any employer liability for which the grantee is liable (the “Tax-Related Items”) is the grantee’s responsibility.

Unless otherwise provided in the grantee’s grant agreement, the Administrator, or its delegate(s) (as permitted by applicable law), in its sole discretion and pursuant to such procedures as it may specify from time to time and subject to limitations of applicable law, may require or permit a grantee to satisfy any applicable withholding obligations for Tax-Related Items, in whole or in part by (without limitation): (a) requiring the grantee to make a cash payment; (b) withholding from the grantee’s wages or other cash compensation paid to the grantee by the Company or any affiliate; (c) withholding from the shares otherwise issuable pursuant to a grant; (d) permitting the grantee to deliver to the Company already-owned shares or (e) withholding from the proceeds of the sale of otherwise deliverable shares acquired pursuant to a grant either through a voluntary sale or through a mandatory sale arranged by the Company. The Company or an affiliate may withhold or account for Tax-Related Items by considering applicable minimum statutory withholding amounts or other applicable withholding rates, including up to the maximum applicable rate in the grantee’s jurisdiction.

Except as expressly provided in the 2024 Plan or an applicable grant agreement, or otherwise determined by the Administrator, grants granted under the 2024 Plan will not be transferable or assignable by the grantee, other than by will or by the laws of descent and distribution. Any options, SARs or other grants that are exercisable may only be exercised: (a) during the grantee’s lifetime only by (i) the grantee, or (ii) the grantee’s guardian or legal representative; (b) after the grantee’s death, by the legal representative of the grantee’s heirs or legatees. The Administrator may permit transfer of grants in a manner that is not prohibited by applicable law.

No grantee will have any of the rights of a stockholder with respect to any shares until the shares are issued to the grantee, except for any dividend equivalent rights permitted by an applicable grant agreement. After shares are issued to the grantee, the grantee will be a stockholder and have all the rights of a stockholder with respect to such shares, including the right to vote and receive all dividends or other distributions made or paid with respect to such shares, subject to any repurchase or forfeiture provisions in any restricted stock grant, the terms of the Company’s insider trading policy, and applicable law.

Without prior stockholder approval, the Administrator may conduct an Exchange Program, subject to consent of an affected grantee (unless not required in connection with a repricing pursuant to the 2024 Plan, or under the terms of a grant agreement) and compliance with applicable law. For purposes of the 2024 Plan, “Exchange Program” means a program pursuant to which (a) outstanding grants are surrendered, cancelled or exchanged for cash, the same type of grant or a different grant (or combination thereof) or (b) the exercise price of an outstanding grant is increased or reduced.

All grants granted under the 2024 Plan will be subject to clawback or recoupment under any clawback or recoupment policy adopted by the board of directors or the Administrator or required by applicable law during the term of grantee’s employment or other service with the Company that is applicable to officers, employees, directors or other service providers of the Company. In addition, the Administrator may impose such other clawback, recovery or recoupment provisions in a grant agreement as the Administrator determines necessary or appropriate.

Except as otherwise provided in the applicable grant agreement or as determined by the Administrator, if a grantee’s continuous service status terminates for any reason, vesting of a grant will cease and such portion of a grant that has not vested will be forfeited, and the grantee will have no further right, title or interest in any then-unvested portion of the grant. In addition, the Company may receive through a forfeiture condition or a repurchase right any or all of the shares held by the grantee under a restricted stock grant that have not vested as of the date of such termination, subject to the terms of the applicable grant agreement.

In the event that the Company is subject to a change in control (as defined in the 2024 Plan), outstanding grants acquired under the 2024 Plan will be subject to the agreement evidencing the change in control, which need not treat all outstanding grants in an identical manner. Such agreement, without the grantee’s consent, may provide for one or more of the following with respect to all outstanding grants as of the effective date of such change in control: (a) the continuation of an outstanding grant by the Company (if the Company is the successor entity); (b) the assumption of an outstanding grant by the successor or acquiring entity (if any) of such change in control (or by its parents, if any); (c) the substitution by the successor or acquiring entity in such change in control (or by its parents, if any) of equivalent awards with substantially the same terms for such outstanding grants; (d) the full or partial acceleration of exercisability or vesting and accelerated expiration of an outstanding grant and lapse of the Company’s right to repurchase or re-acquire shares acquired under a grant or lapse of forfeiture rights with respect to shares acquired under a grant; (e) the settlement of such outstanding grant (whether or not then vested or exercisable) in cash, cash equivalents, or securities of the successor entity (or its parent, if any) with a fair market value equal to the required amount provided in the definitive agreement evidencing the change in control, followed by the cancellation of such grants; or (e) the cancellation of outstanding grants in exchange for no consideration.

The Company, from time to time, may substitute or assume outstanding awards granted by another company, whether in connection with an acquisition of such other company or otherwise, by either (a) granting a grant under the 2024 Plan in substitution of such other company’s award; or (b) assuming such award as if it had been granted under the 2024 Plan if the terms of such assumed award could be applied to a grant granted under the 2024 Plan (a “Substitute Grant”). Such substitution or assumption will be permissible if the holder of the Substitute Grant would have been eligible to be granted a grant under the 2024 Plan if the other company had applied the rules of the 2024 Plan to such grant. The exercise price and the number and nature of shares issuable upon exercise or settlement of any such Substitute Grant will be adjusted appropriately pursuant to Section 424(a) of the Code and/or Section 409A of the Code, as applicable.

The 2024 Plan will be administered by the Compensation Committee or the Board acting as the Compensation Committee(the “Administrator”). Without limitation, the Administrator will have the authority to, subject to the preceding sentence: construe and interpret the 2024 Plan, any grant agreement and any other agreement or document executed pursuant to the 2024 Plan; prescribe, amend, expand, modify and rescind or terminate rules and regulations relating to the 2024 Plan or any grant (including the terms or conditions of any grant); approve persons to receive grants; determine the form, terms and conditions of grants; determine the number of shares or other consideration subject to grants; determine the fair market value in good faith and interpret the applicable provisions of the 2024 Plan and the definition of fair market value in connection with circumstances that impact the fair market value, if necessary; determine whether grants will be granted singly, in combination with, in tandem with, in replacement of, or as alternatives to, other grants under the 2024 Plan or awards under any other incentive or compensation plan of the Company or any affiliate; grant waivers of any conditions of the 2024 Plan or any grant; determine the vesting, exercisability and payment of grants; correct any defect, supply any omission or reconcile any inconsistency in the 2024 Plan, any grant or any grant agreement; determine whether a grant has been earned or has vested; determine the terms and conditions of any, and to institute any exchange program; adopt or revise rules and/or procedures (including the adoption or revision of any subplan under the 2024 Plan) relating to the operation and administration of the 2024 Plan to facilitate compliance with requirements of local law and procedures outside the united States (provided that board of directors approval will not be necessary for immaterial modifications to the 2024 Plan or any grant agreement made to ensure or facilitate compliance with the laws or regulations of the relevant foreign jurisdiction); delegate any of the foregoing to one or more persons pursuant to a specific delegation as permitted by the terms of the 2024 Plan and applicable law, including Section 157(c) of the Delaware General Corporation Law; and make all other determinations necessary or advisable in connection with the administration of the 2024 Plan. We expect that our Compensation Committee will administer the 2024 Plan.

To the maximum extent permitted by applicable laws, each member of the Administrator (including officers of the Company or an affiliate of the Company, if applicable), or of the board of directors, as applicable, will be indemnified and held harmless by the Company against and from (i) any loss, cost, liability or expense that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit or proceeding to which he or she may be a party or in which he or she may be involved by reason of any action taken or failure to act under the 2024 Plan or pursuant to the terms and conditions of any grant except for actions taken in bad faith or failures to act in good faith, and (ii) any and all amounts paid by him or her in settlement thereof, with the Company’s approval, or paid by him or her in satisfaction of any judgment in any such claim, action, suit or proceeding against him or her; provided that such member will give the Company an opportunity, at its own expense, to handle and defend any such claim, action, suit or proceeding before he or she undertakes to handle and defend it on his or her own behalf. The foregoing right of indemnification will not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company’s Certificate of Incorporation or Bylaws, by contract, as a matter of law or otherwise, or under any other power that the Company may have to indemnify or hold harmless each such person.

The 2024 Plan and all grants granted thereunder will be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to that body of laws pertaining to conflict of laws.

The Administrator may amend the 2024 Plan or any grant in any respect the Administrator deems necessary or advisable, subject to the limitations of applicable law and the 2024 Plan. If required by applicable law, the Company will seek stockholder approval of any amendment of the 2024 Plan that (a) materially increases the number of shares available for issuance under the 2024 Plan (excluding any Capitalization Adjustment); (b) materially expands the class of individuals eligible to receive grants under the 2024 Plan; (c) materially increases the benefits accruing to grantees under the 2024 Plan; (d) materially reduces the price at which shares may be issued or purchased under the 2024 Plan; (e) materially extends the term of the 2024 Plan; (f) materially expands the types of grants available for issuance under the 2024 Plan; or (g) as otherwise required by applicable law.

The 2024 Plan will terminate automatically on the tenth (10th) anniversary of the Plan Effective Date. No grant will be granted pursuant to the 2024 Plan after such date, but grants previously granted may extend beyond that date. The Administrator may suspend or terminate the 2024 Plan at any earlier date at any time. No grants may be granted under the 2024 Plan while the 2024 Plan is suspended or after it is terminated.

No amendment, suspension or termination of the 2024 Plan or any grant may materially impair a grantee’s rights under any outstanding grant, except with the written consent of the affected grantee or as otherwise expressly permitted in the 2024 Plan. Subject to the limitations of applicable law, if any, the Administrator may amend the terms of any one or more grants without the affected grantee’s consent (a) to maintain the qualified status of the grant as an ISO under Section 422 of the Code; (b) to change the terms of an ISO, if such change results in impairment of the grant solely because it impairs the qualified status of the grant as an ISO; (c) to clarify the manner of exemption from, or to bring the grant into compliance with, Section 409A of the Code; or (d) to facilitate compliance with other applicable laws.

Summary of U.S. Federal Income Tax Consequences

The following summary is intended only as a general guide to the U.S. federal income tax consequences of participation in the 2024 Plan. The summary is based on existing U.S. laws and regulations, and there can be no assurance that those laws and regulations will not change. The summary is not complete and does not discuss the tax consequences upon a grantee’s death, or the income tax laws of any municipality, state or foreign country in which the grantee may reside. Tax consequences for any particular grantee may vary based on individual circumstances.

Incentive Stock Options. A grantee recognizes no taxable income for regular income tax purposes because of the grant or exercise of an option that qualifies as incentive stock option under Section 422 of the Code. If a grantee exercises the option and then later sells or otherwise disposes of the shares acquired through the exercise the option after both the two-year anniversary of the date the option was granted and the one-year anniversary of the exercise, the grantee will recognize a capital gain or loss equal to the difference between the sale price of the shares and the exercise price, and we will not be entitled to any deduction for federal income tax purposes.

However, if the grantee disposes of such shares either on or before the two-year anniversary of the date of grant or on or before the one-year anniversary of the date of exercise (a “disqualifying disposition”), any gain up to the excess of the fair market value of the shares on the date of exercise over the exercise price generally will be taxed as ordinary income, unless the shares are disposed of in a transaction in which the grantee would not recognize a loss (such as a gift). Any gain in excess of that amount will be a capital gain. If a loss is recognized, there will be no ordinary income, and such loss will be a capital loss. Any ordinary income recognized by the grantee upon the disqualifying disposition of the shares generally should be deductible by the Company for federal income tax purposes, except to the extent such deduction is limited by applicable provisions of the Code.

For purposes of the alternative minimum tax, the difference between the option exercise price and the fair market value of the shares on the exercise date is treated as an adjustment item in computing the grantee’s alternative minimum taxable income in the year of exercise. In addition, special alternative minimum tax rules may apply to certain subsequent disqualifying dispositions of the shares or provide certain basis adjustments or tax credits for purposes.

Nonstatutory Stock Options. A grantee generally recognizes no taxable income as the result of the grant of such an option. However, upon exercising the option, the grantee normally recognizes ordinary income equal to the amount that the fair market value of the shares on such date exceeds the exercise price. If the grantee is an employee, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of the shares acquired by exercising a nonstatutory stock option, any gain or loss (based on the difference between the sale price and the fair market value on the exercise date) will be taxed as capital gain or loss. Any ordinary income recognized by the grantee upon exercising a nonstatutory stock option generally should be deductible by the Company for federal income tax purposes, except to the extent such deduction is limited by applicable provisions of the Code. No tax deduction is available to the Company with respect to the grant of a nonstatutory stock option or the sale of the shares acquired through the exercise of the nonstatutory stock option.

Stock Appreciation Rights. In general, no taxable income is reportable when a stock appreciation right is granted to a grantee. Upon exercise, the grantee generally will recognize ordinary income equal to the fair market value of any shares received. Any additional gain or loss recognized upon any later disposition of the shares would be capital gain or loss.

Restricted Stock Awards. A grantee acquiring shares of restricted stock generally will recognize ordinary income equal to the fair market value of the shares on the vesting date, reduced by any amount paid by the grantee for such shares. If the grantee is an employee, such ordinary income generally is subject to withholding of income and employment taxes. The grantee may elect, under Section 83(b) of the Code to accelerate the ordinary income tax event to the date of acquisition by filing an election with the Internal Revenue Service no later than thirty (30) days after the date the shares are acquired. Upon the sale of shares acquired under a restricted stock award, any gain or loss, based on the difference between the sale price and the fair market value on the date the ordinary income tax event occurs, will be taxed as capital gain or loss.

Restricted Stock Unit Awards. There are no immediate tax consequences of receiving an award of restricted stock units. A grantee who is awarded restricted stock units generally will recognize ordinary income equal to the fair market value of shares issued to such grantee at the end of the applicable vesting period or, if later, the settlement date elected by the administrator or a grantee. Any additional gain or loss recognized upon any later disposition of any shares received would be capital gain or loss.

Performance Shares and Performance Unit Awards. A grantee generally will recognize no income upon the grant of a performance share or a performance unit award. Upon the settlement of such awards, grantees normally will recognize ordinary income in the year of receipt in an amount equal to the cash received and the fair market value of any cash or unrestricted shares received. If the grantee is an employee, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of any shares received, any gain or loss, based on the difference between the sale price and the fair market value on the date the ordinary income tax event occurs, will be taxed as capital gain or loss.

Section 409A. Section 409A of the Code provides certain requirements for non-qualified deferred compensation arrangements with respect to an individual’s deferral and distribution elections and permissible distribution events. Awards granted under the 2024 Plan with a deferral feature will be subject to the requirements of Section 409A of the Code. If an award is subject to and fails to satisfy the requirements of Section 409A of the Code, the recipient of that award may recognize ordinary income on the amounts deferred under the award, to the extent vested, which may be before the compensation is actually or constructively received. Also, if an award subject to Section 409A of the Code violates the provisions of Section 409A of the Code, Section 409A of the Code imposes an additional 20% federal income tax on compensation recognized as ordinary income, and interest on such deferred compensation.

Tax Effect for the Company. We generally will be entitled to a tax deduction in connection with an award under the 2024 Plan equal to the ordinary income realized by a grantee when the grantee recognizes such income (for example, the exercise of a nonstatutory stock option) except to the extent such deduction is limited by applicable provisions of the Code. Special rules limit the deductibility of compensation paid to our chief executive officer, chief financial officer and other “covered employees” as determined under Section 162(m) of the Code and applicable guidance. Under Section 162(m) of the Code, the annual compensation paid to any of these specified executives will be deductible only to the extent that it does not exceed $1,000,000.

THE FOREGOING IS ONLY A SUMMARY OF THE EFFECT OF U.S. FEDERAL INCOME TAXATION UPON GRANTEES AND THE COMPANY WITH RESPECT TO AWARDS UNDER THE 2024 PLAN. IT DOES NOT PURPORT TO BE COMPLETE AND DOES NOT DISCUSS THE IMPACT OF EMPLOYMENT OR OTHER TAX REQUIREMENTS, THE TAX CONSEQUENCES OF A GRANTEE’S DEATH, OR THE PROVISIONS OF THE INCOME TAX LAWS OF ANY MUNICIPALITY, STATE, OR FOREIGN COUNTRY IN WHICH THE GRANTEE MAY RESIDE.

Benefits and Perquisites

The Company is in the process of developing a benefits program for its named executive officers, which will include medical, dental, vision, life and AD&D insurance, as well as short- and long-term disability coverage. Additionally, flexible spending accounts, vacation time, paid holidays, and participation in a 401(k) plan are being considered as part of our benefits package.

Compensation of Directors

Director Compensation for Legacy Gryphon

The following table and accompanying narrative set forth information about the 2023 compensation provided to certain of members of the Legacy Gryphon Board and the Akerna Board, all of whom currently serve as members of the Board of Directors of the Company. These individuals are as follows:

●	Rob Chang (current member of the Gryphon Board)

●	Brittany Kaiser (current member of the Gryphon Board)

●	Jessica Billingsley (Chief Executive Officer of Akerna and Chairperson of the Akerna Board)

Rob Chang is a Gryphon named executive officer who also served on the Gryphon Board of directors during 2022. The 2023 compensation information for Mr. Chang is presented in the Summary Compensation Table above and he was not entitled to any additional compensation for his service on the Gryphon Board during 2022 or 2023. Jessica Billingsley served as Chairperson of the Akerna Board and Akerna’s Chief Executive Officer.

Name	Fees Earned ($)	Stock Awards ($)	Total ($)
Rob Chang	—	—	—
Brittany Kaiser	200,000	—	200,000
Heather Cox	50,625	94,830	145,455
Steve Gutterman	50,625	94,830	145,455
Jessica Billingsley(1)	—	—	—

(1)	At the end of 2023, Ms. Billingsley held no unvested equity awards.

Prior to the Closing, Gryphon did not have a formal compensation policy for non-employee directors and instead entered into Director Agreements with its directors. Gryphon is in the process of reviewing and evaluating its compensation framework as a result of becoming a publicly-traded company, and intends to adopt a new policy for compensation of non-employee directors.

Director Agreement with Ms. Kaiser

Ms. Kaiser and Gryphon entered into a Director Agreement on May 12, 2021, pursuant to which she agreed to serve Gryphon as a member of the Gryphon Board upon the terms and conditions set forth in Director Agreement, subject to any necessary approval by Gryphon’s stockholders after an initial one-year term on the Gryphon Board. The Director Agreement requires Ms. Kaiser to use her best efforts to promote the interests of Gryphon and to dedicate a minimum of 20 hours per week to Gryphon. Under the Director Agreement, Ms. Kaiser is entitled to a base fee of $200,000 per year, which may not be reduced without the written consent of Ms. Kaiser. During the term of Director Agreement, Gryphon will reimburse Ms. Kaiser for all reasonable out-of-pocket expenses incurred by Ms. Kaiser, subject to certain pre-approval requirements. In connection with the entry into the Director Agreement, Achayot Partners LLC received 700,000 shares of Gryphon’s common stock. Ms. Kaiser is the CEO and 50% owner of Achayot Partners LLC with Natalie Kaiser, the other 50% owner of Achayot Partners LLC. The term of the Director Agreement is the period commencing on the May 12, 2021 and terminating upon the earliest of (a) May 12, 2024; (b) the death of Ms. Kaiser; (c) the termination of Ms. Kaiser from her membership on the Gryphon Board by the mutual agreement of Gryphon and Ms. Kaiser; (d) the removal of Ms. Kaiser from the Gryphon Board by the majority stockholders of Gryphon or the stockholder who appointed Ms. Kaiser, as applicable; and (e) the resignation by Ms. Kaiser from the Gryphon Board. During her service as a member of the Gryphon Board and for a period of one year thereafter, Ms. Kaiser will not interfere with Gryphon’s relationship with, or endeavor to entice away from Gryphon, any person who, on the date of the termination of Ms. Kaiser’s service as a member of the Gryphon Board and/or at any time during the one year period prior to the termination of such service, was an employee or customer of Gryphon or otherwise had a material business relationship with Gryphon. Ms. Kaiser is also subject to a customary non-competition covenant in favor of Gryphon during her service as a member of the Gryphon Board and for a period of six months thereafter. Under the Director Agreement, Gryphon will indemnify Ms. Kaiser for her activities as a member of the Gryphon Board to the fullest extent permitted under applicable law and will use its best efforts to maintain Directors and Officers Insurance benefitting the Gryphon Board.

In connection with the closing of the Merger, the board of directors of the combined company is expected to adopt a new non-employee director compensation policy. The new policy will be designed to attract and retain high quality non-employee directors by providing competitive compensation and to align their interests with the interests of the combined company’s stockholders through equity awards.

Director Compensation for Akerna

The following table sets forth the compensation granted to directors of Akerna who were not also executive officers during the fiscal year ended December 31, 2023 and who are not currently directors of the Company. Compensation to directors of Akerna that were not also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Fishman	31,396	—	—	—	—	—	31,396
Matt Kane	41,750	—	—	—	—	—	41,750
Tahira Rehmatullah	41,750	—	—	—	—	—	41,750
Scott Sozio(1)	175,000	—	—	—	—	—	175,000

(1)	Mr. Sozio receives compensation pursuant to his role as the Head of Corporate Development and is not compensated independently as a director.

Narrative Disclosure to Director Compensation Table for Akerna

Compensation granted to our directors who are not also executive officers or employees during the fiscal year ended December 31, 2023 was paid in cash including base annual compensation of $20,000 and annual committee fees of $21,750 for participation on each of the audit, compensation, corporate governance and nominating committees. Mr. Fishman’s compensation was prorated as he resigned as a director on November 15, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of March 29, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of Common Stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding our shares of Common Stock;

●	each of our executive officers and directors that beneficially owns our shares of Common Stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 38,800,340 shares of our Common Stock, issued and outstanding as of March 29, 2024.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner	Total # of Shares Beneficially Owned	Percentage of Ownership(1)
Robby Chang(2)	3,309,648	9.3%
Brittany Kaiser(3)	1,178,349	3.3%
Simeon Salzman	109,642	*
Heather Cox	13,677	*
Steve Gutterman	13,677	*
Jessica Billingsley(4)	3,094	*
All directors and officers as a group (6 persons named above)	4,628,087	13.2%

Other 5% Stockholders
Dan Tolhurst(5)	3,309,649	9.3%
Roxy Capital Corp.(6)	3,309,362	9.3%
RJL 18 Capital Canada LP(7)	3,201,399	9.0%

*	Represents beneficial ownership of less than 1%.
(1)	Based on 35,423,906 shares of common stock outstanding as of March 29, 2024.
(2)	Based on a Schedule 13D filed on February 16, 2024. Represents shares held by Chang Advisory Inc. Mr. Chang is the Chief Executive Officer of Chang Advisory Inc. and has voting and investment control over the shares held by it. Mr. Chang disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)	Represents shares held by Achayot Partners LLC. Ms. Kaiser is the CEO and 50% owner of Achayot Partners LLC and shares voting and investment control over the shares held by it with Natalie Kaiser, the other 50% owner of Achayot Partners LLC. Ms. Kaiser disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.
(4)	Represents 2,696 shares held by Jessica Billingsley Living Trust and 398 shares held directly by Ms. Billingsley. Ms. Billingsley, the trustee of the Jessica Billingsley Living Trust, has sole and dispositive power over the shares held by the Jessica Billingsley Living Trust.
(5)	Based on a Schedule 13G filed on February 22, 2024.
(6)	Based on a Schedule 13G filed on February 16, 2024. Eric Lazer is the CEO and 100% owner of Roxy Capital Corp. and has voting and investment control over the shares held by it. Mr. Lazer disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(7)	Based on a Schedule 13G filed on February 16, 2024. Dean Lazer is the CEO and 100% owner of RJL 18 Capital LP and has voting and investment control over the shares held by it. Mr. Lazer disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Gryphon Transactions

In addition to the compensation arrangements in the section titled “Executive Compensation,” the following is a description of each transaction since January 1, 2022, and each currently proposed transaction, in which:

●	Legacy Gryphon has been or is to be a participant;

●	the amount involved exceeded or exceeds $120,000; and

●	any of Legacy Gryphon’s directors, executive officers, or beneficial holders of more than 5% of any class of Legacy Gryphon’s capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Brittany Kaiser, a director of the board of Gryphon, lives in the same residence as a principal of DecentraNet, LLC (“DecentraNet”). Gryphon, its founder and President Dan Tolhurst, and DecentraNet entered into an advisory agreement, dated February 9, 2021. Under this agreement, DecentraNet agreed to provide certain services for a two-year term. DecentraNet advised and collaborated with Gryphon to oversee strategic and operational functions, assist with recruiting candidates for its board of directors as well as other advisors, recruit core employees and consultants, prepare a business development roadmap, and recruit marketing and branding employees. As compensation, Gryphon agreed to grant DecentraNet restricted shares of common stock equal to 0.5% of its total equity, amounting to 62,340 shares. The restricted shares were to vest according to a two-year vesting schedule, under which the shares would have vested in 24 equal monthly installments from the date of the agreement. Vesting was to be subject to DecentraNet’s continuous service. In addition, Gryphon agreed to grant a percentage of gross revenues of any business partnerships brought to Gryphon by DecentraNet. The commission was to be 5% beginning on the date of the first payment or revenue generated, after which no further commissions would have been owed. In addition, if Gryphon had conducted an equity offering of a utility token and had an opinion letter from an AmLaw100 law firm or SEC no action letter confirming such; or where DecentraNet’s team acted as Tier 1 or Tier 2 finders under SEC guidance, DecentraNet or its team would have obtained referral-based cash compensation for funds raised through its network equal to 5% of funds raised. Had the total equity raised via DecentraNet’s network exceeded $5,000,000, DecentraNet would have been entitled to a success fee equal to 2% of its total equity. Had the total equity raised via DecentraNet’s network exceeded $10,000,000, DecentraNet would have been entitled to an additional success fee equal to 3% of its total equity, bringing the total success fee to 5% of its total equity. Gryphon also agreed to reimburse DecentraNet for necessary expenses. The agreement was terminated as of May 6, 2021, with the vesting of DecentraNet’s restricted shares accelerated to the date of termination.

Company Transactions

In addition to the compensation arrangements in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2022, and each currently proposed transaction, in which:

●	the Company has been or is to be a participant;

●	the amount involved exceeded or exceeds $120,000; and

●	any of the Company’s directors, executive officers, or beneficial holders of more than 5% of any class of the Company capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

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

In April 2020, Mr. Sozio was granted 1,230 restricted stock units of the Akerna under our 2019 Equity Incentive Plan in relation to the closing of our acquisition of Trellis, which vested immediately. In August of 2020, Mr. Sozio’s compensation was restructured and he was granted 92,166 restricted stock units, which vest one quarter each year beginning on July 1, 2021. In September 2020, Mr. Sozio was granted 10,000 restricted stock units as part of our annual employee grants, which vest one quarter each year beginning on July 1, 2021 and 38,527 restricted stock units in connection with the closing of our acquisition of Ample, which vested immediately. In April 2021, Mr. Sozio was granted 2,976 restricted stock units of the Akerna under our 2019 Equity Incentive Plan in relation to the closing of our acquisition of Viridian, which vested immediately. In October 2021, Mr. Sozio was granted 29,210 restricted stock units of the Akerna under our 2019 Equity Incentive Plan in relation to the closing of our acquisition of 365 Cannabis, which vested immediately. In April 2021, Mr. Sozio was granted 10,000 restricted stock units as part of our annual employee grants, which vest one quarter each year beginning on December 1, 2021

Indemnification

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify the directors and executive officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and bylaws also provide the Board with discretion to indemnify the other officers, employees, and agents when determined appropriate by the Board. In addition, we entered into an indemnification agreement with each of its directors and executive officers, which requires us to indemnify them.

Related Person Transactions Policy and Procedure

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of shares of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Marcum LLP was the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022. As discussed in greater detail below, the following table shows the fees paid or accrued by us to Marcum during the fiscal years ended December 31, 2023 and 2022:

Type of Service	2023	2022
Audit Fees	$304,880	$325,480
Audit-Related Fees (1)	222,694	118,965
Tax Fees	—	—
Other Fees	—	—
Total	$527,574	$444,445

(1)	For the years ended December 31, 2023 and 2022 audit-related fees related to registration statements.

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

As a result of the consummation of the Business Combination, RBSM LLP will be the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

Exhibit Number	Description
2.1+	Agreement and Plan of Merger, dated as of January 27, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
2.2	First Amendment to Agreement and Plan of Merger, dated as of April 28, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.7 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
2.3	Second Amendment to Agreement and Plan of Merger dated June 14, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.8 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022)
3.2	First Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022)
3.3	Certificate of Amendment for Name Change (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 13, 2024)
3.4*	Amended and Restated Bylaws
4.1*	Description of Securities of the Registrant
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 21, 2019)
4.5	Form of Warrant (incorporated by reference to Exhibit 4.9 to the registrant’s post-effective amendment to Form S-1 filed on July 1, 2022)
4.6	Form of Underwriter’s Warrants (incorporated by reference to Exhibit 4.11 to the registrant’s post-effective amendment to Form S-1 filed on July 1, 2022)
4.7	Promissory Note, dated July 6, 2021, by and among Sphere 3D Corp. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 4.20 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
4.8	Form of Gryphon Warrant (incorporated by reference to Exhibit 4.21 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
4.9	Promissory Note, dated May 25, 2022, by and between Gryphon Opco I LLC and Anchorage Lending CA, LLC (incorporated by reference to Exhibit 4.22 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
4.10+	Amended and Restated Promissory Note, dated March 29, 2023, by and between Gryphon Opco I LLC and Anchorage Lending CA, LLC (incorporated by reference to Exhibit 4.23 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 13, 2024)
10.2	Form of Indemnification Agreement of Officers and Directors (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on June 21, 2019)
10.3	Form of Lock-Up Agreement, by and among MTech Acquisition Holdings, Inc., MTech Sponsor LLC, and each holder signatory thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.4	Master Services Agreement, dated August 19, 2021, by and between Sphere 3D. Corp. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)

10.5++	Coinmint Colocation Mining Services Agreement, dated July 1, 2021, by and between Gryphon Digital Mining, Inc. and Coinmint, LLC (incorporated by reference to Exhibit 10.47 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.6	Master Services Agreement, dated September 12, 2021, by and between Core Scientific, Inc. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 10.48 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.7	Amendment No. 1 to Master Services Agreement, dated December 29, 2021, by and between Gryphon Digital Mining, Inc. and Sphere 3D Corp. (incorporated by reference to Exhibit 10.49 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.8++	Non-Fixed Price Sales and Purchase Agreement, dated April 14, 2021, by and between Bitmain Technologies Limited and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 10.52 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.9+	Agreement and Plan of Merger, dated June 3, 2021, among Sphere 3D Corp., Sphere GDM Corp. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 10.53 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.10	Merger Agreement amendment, dated December 29, 2021, among Sphere 3D Corp., Sphere GDM Corp. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 10.54 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.11	Security Agreement dated July 6, 2021, by and among Sphere 3D. Corp. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 10.55 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.12	Amendment No. 1 to Promissory Note and Security Agreement, dated August 30, 2021, by and among Sphere 3D. Corp. and Gryphon Digital Mining., Inc. (incorporated by reference to Exhibit 10.56 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.13	Amendment No. 2 to Promissory Note and Security Agreement, dated September 29, 2021, by and among Sphere 3D Corp. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 10.57 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.14	Amendment No. 3 to Promissory Note and Security Agreement, dated December 29, 2021, by and among Sphere 3D Corp. and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 10.58 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.15	Equipment Loan and Security Agreement, dated May 25, 2022, by and between Anchorage Lending CA, LLC and Gryphon Opco I LLC (incorporated by reference to Exhibit 10.59 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.16	Guaranty, dated May 25, 2022, by and among Gryphon Digital Mining, Inc., Anchorage Lending CA LLC, and Gryphon Opco I LLC (incorporated by reference to Exhibit 10.60 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.17+	Amendment and Reaffirmation Agreement, dated March 29, 2023, by and among Gryphon Opco I LLC, Gryphon Digital Mining, Inc., and Anchorage Lending CA, LLC (incorporated by reference to Exhibit 10.61 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.18+	Amended and Restated Equipment Loan and Security Agreement, dated March 29, 2023, by and between Anchorage Lending CA, LLC and Gryphon Opco I LLC (incorporated by reference to Exhibit 10.62 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
10.19	Electronic Trading Agreement dated October 5, 2021 by and among Gryphon and BitGO Prime LLC (incorporated by reference to Exhibit 10.63 to the registrant’s Registration Statement on Form S-4/A/A filed on July 5, 2023)
10.20	BitGo Custodial Services Agreement (incorporated by reference to Exhibit 10.64 to the registrant’s Registration Statement on Form S-4/A/A filed on September 6, 2023)
10.21	Amended Exchange Agreement dated December 20, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2023)
10.22 *#	Consulting Agreement between, dated February 1, 2021, between Gryphon and Chang Advisory, Inc.
10.23 *#	Executive Employment Agreement, dated June 19, 2023, between Gryphon and Simeon Salzman
10.24 *#	Director Agreement, dated May 12, 2021, between Gryphon and Brittany Kaiser
19*	Insider Trading Policy
21*	Subsidiaries
23.1*	Consent of Marcum LLP, Independent Registered Public Accountants for Akerna

31.1**	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Executive Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
++	Portions of this Exhibit (indicated with [***]) have been omitted pursuant to Item 601(b)(10)(iv) as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is the type that the Registrant treats as private or confidential.
#	Management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	Gryphon Digital Mining, Inc.

	By:	/s/ Rob Chang
	Name:	Rob Chang
	Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rob Chang and Simeon Salzman, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rob Chang	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2024
Rob Chang

/s/ Simeon Salzman	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024
Simeon Salzman

/s/ Jessica Billingsley	Director	April 1, 2024
Jessica Billingsley

/s/ Heather Cox	Director	April 1, 2024
Heather Cox

/s/ Steven Gutterman	Director	April 1, 2024
Steven Gutterman

/s/ Brittany Kaiser	Director	April 1, 2024
Brittany Kaiser

Gryphon Digital Mining, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit, has incurred losses from operations, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Los Angeles, CA

April 1, 2024

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Consolidated Balance Sheets

	As of December 31,
	2023	2022
Assets
Current assets
Cash	$768,461	$877,844
Restricted cash	—	7,000,000
Accounts receivable, net	147,855	429,949
Prepaid expenses and other current assets	420,082	1,121,763
Current assets of discontinued operations	—	1,328,784
Total current assets	1,336,398	10,758,340

Fixed assets, net	21,689	48,880
Noncurrent assets of discontinued operations	—	8,661,272
Total assets	$1,358,087	$19,468,492

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$4,820,630	$4,023,183
Contingent consideration payable	—	2,283,806
Current portion of deferred revenue	399,652	568,771
Current portion of long-term debt	5,149,000	13,200,000
Current liabilities of discontinued operations	—	2,432,374
Total current liabilities	10,369,282	22,508,134

Deferred revenue, noncurrent	—	161,803
Long-term debt, less current portion	—	1,407,000
Noncurrent liabilities of discontinued operations	—	217,083
Total liabilities	10,369,282	24,294,020

Commitments and contingencies (Note 10)	—	—

Convertible redeemable preferred stock, par value $0.0001; Series A and Series B, 0 shares issued and outstanding as of December 31, 2023 and 2022 (Note 11)	—	—

Stockholders’ deficit
Series C Preferred stock, par value $1,000; 3,422 shares authorized, 3,422 and 0 shares issued and outstanding as of December 31, 2023 and 2022	3,422,000	—
Special voting preferred stock, par value $0.0001; 1 share authorized, issued and outstanding as of December 31, 2023 and 2022, with $1 preference in liquidation; exchangeable shares, no par value, 248,484 and 285,672 shares issued and outstanding as of December 31, 2023 and 2022, respectively (see Note 11)	1,900,138	2,185,391
Common stock, par value $0.0001; 150,000,000 shares authorized, 517,605 and 230,140, issued and outstanding as of December 31, 2023 and 2022, respectively	52	23
Additional paid-in capital	164,583,630	160,207,804
Accumulated other comprehensive income	227,000	347,100
Accumulated deficit	(179,144,015)	(167,565,846)
Total stockholders’ deficit	(9,011,195)	(4,825,528)
Total liabilities and stockholders’ deficit	$1,358,087	$19,468,492

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022
Revenue
Software	$6,787,285	$9,748,268
Consulting	39,750	682,309
Other revenue	9,409	27,593
Total revenue	6,836,444	10,458,170
Cost of revenue	3,401,441	4,911,503
Gross profit	3,435,003	5,546,667
Operating expenses
Product development	2,335,609	4,088,294
Sales and marketing	2,293,767	5,572,721
General and administrative	5,677,485	8,018,255
Depreciation and amortization	27,191	4,421,995
Impairment of long-lived assets	—	26,528,630
Total operating expenses	10,334,052	48,629,895
Loss from operations	(6,899,049)	(43,083,228)

Other (expense) income
Interest expense, net	(1,130,343)	(853,566)
Change in fair value of convertible notes	(370,457)	(2,884,273)
Change in fair value of derivative liability	—	63,178
Other expense, net	(202,820)	(221,101)
Total other (expense) income	(1,703,620)	(3,895,762)

Net loss from continuing operations before income taxes	(8,602,669)	(46,978,990)
Income tax benefit on continuing operations	—	701,119
Net loss from continuing operations	(8,602,669)	(46,277,871)
Loss from discontinued operations, net of tax	(2,975,500)	(32,779,739)
Net loss	$(11,578,169)	$(79,057,610)
Deemed dividends related to convertible redeemable preferred stock	—	(955,500)
Net loss attributable to common stockholders	$(11,578,169)	$(80,013,110)

Basic and diluted weighted average common shares outstanding	371,020	146,393
Basic and diluted loss per common share from continuing operations	$(23.19)	$(322.65)
Basic and diluted loss per common share from discontinued operations	$(8.02)	$(223.92)
Basic and diluted loss per common share	$(31.21)	$(546.56)

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2023	2022
Net loss	$(11,578,169)	$(79,057,610)
Other comprehensive (loss) income:
Foreign currency translation	(72,100)	40,577
Unrealized (loss) gain on convertible notes	(48,000)	245,000
Comprehensive loss	$(11,698,269)	$(78,772,033)

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Consolidated Statements of Changes in Stockholders’ Deficit

	Convertible Redeemable Preferred Stock		Preferred Stock		Special Voting				Additional	Accumulated Other Comprehensive		Total Stockholders’
	Series A and B		Series C		Preferred Stock		Common Stock		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance – December 31, 2021	—	$—	—	$—	309,286	$2,366,038	77,505	$8	$146,030,350	$61,523	$(88,508,236)	$59,949,683
Conversion of exchangeable shares to common stock	—	—	—	—	(23,614)	(180,647)	59	—	180,647	—	—	—
Settlement of convertible notes	—	—	—	—	—	—	10,371	1	3,925,499	—	—	3,925,500
Shares withheld for withholding taxes	—	—	—	—	—	—	(83)	—	(9,926)	—	—	(9,926)
Shares issued (returned) in connection with 365 Cannabis acquisition	—	—	—	—	—	—	(699)	—	(940,000)	—	—	(940,000)
Common shares and warrants issued in connection with unit offering, net of issue costs	—	—	—	—	—	—	108,696	11	9,178,950	—	—	9,178,961
Stock-based compensation	—	—	—	—	—	—	—	—	843,693	—	—	843,693
Shares issued in connection with the ATM offering program	—	—	—	—	—	—	32,148	3	1,854,562	—	—	1,854,565
Issuance of Series A and B convertible redeemable preferred stock, net of issue costs	500,000	4,294,500	—	—	—	—	—	—	—	—	—	—
Deemed dividends related to convertible redeemable preferred stock	—	955,500	—	—	—	—	—	—	(955,500)	—	—	(955,500)
Redemption of convertible redeemable preferred stock	(500,000)	(5,250,000)	—	—	—	—	—	—	—	—	—	—
Settlement of liabilities with shares	—	—	—	—	—	—	110	—	49,529	—	—	49,529
Restricted stock vesting	—	—	—	—	—	—	1,014	—	50,000	—	—	50,000
Fractional share adjustment from stock split	—	—	—	—	—	—	1,019	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	40,577	—	40,577
Unrealized gains on convertible notes	—	—	—	—	—	—	—	—	—	245,000	—	245,000
Net loss	—	—	—	—	—	—	—	—	—	—	(79,057,610)	(79,057,610)
Balance – December 31, 2022	—	$—	—	$—	285,672	$2,185,391	230,140	$23	$160,207,804	$347,100	$(167,565,846)	$(4,825,528)
Conversion of exchangeable shares to common stock	—	—	—	—	(37,188)	(285,253)	93	—	285,253	—	—	—
Settlement of convertible notes	—	—	—	—	—	—	237,213	24	3,187,077	—	—	3,187,101
Common shares issued in a private placement offering	—	—	—	—	—	—	50,000	5	499,995	—	—	500,000
Stock-based compensation	—	—	—	—	—	—	—	—	403,501	—	—	403,501
Settlement of convertible notes for Series C preferred stock	—	—	3,422	3,422,000	—	—	—	—	—	—	—	3,422,000
Restricted stock vesting	—	—	—	—	—	—	159	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(72,100)	—	(72,100)
Unrealized losses on convertible notes	—	—	—	—	—	—	—	—	—	(48,000)	—	(48,000)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,578,169)	(11,578,169)
Balance – December 31, 2023	—	$—	3,422	$3,422,000	248,484	$1,900,138	517,605	$52	$164,583,630	$227,000	$(179,144,015)	$(9,011,195)

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(11,578,169)	$(79,057,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations, net	(212,601)	—
Loss on sale of investment	—	221,101
Bad debt expense	56,855	371,364
Stock-based compensation expense	403,501	873,929
Depreciation and amortization	918,898	7,834,712
Amortization of deferred contract costs	39,285	337,350
Non-cash interest expense	—	597,276
Foreign currency gain	(22,506)	(14,553)
Impairment of long-lived assets	3,065,365	61,778,605
Change in fair value of convertible notes	370,457	2,884,273
Change in fair value of derivative liability	—	(63,178)
Change in fair value of contingent consideration	—	(4,016,194)
Changes in operating assets and liabilities:
Accounts receivable, net	8,295	197,647
Prepaid expenses and other current assets	602,216	257,555
Other assets	—	9,700
Accounts payable, accrued expenses and other current liabilities	870,152	(324,166)
Deferred income tax liabilities	—	(675,291)
Deferred revenue	(410,100)	(2,113,249)
Net cash used in operating activities	(5,888,352)	(10,900,729)
Cash flows from investing activities
Developed software additions	—	(4,345,260)
Fixed asset additions	—	(31,884)
Cash paid for business combinations and working capital settlement, net of cash acquired	—	400,000
Proceeds received from sale of discontinued operations, net	1,237,362	—
Proceeds received from sale of investment	—	5,000
Net cash provided by (used in) investing activities	1,237,362	(3,972,144)
Cash flows from financing activities
Value of shares withheld related to tax withholdings	(49)	(9,926)
Proceeds from unit and pre-funded unit offering, net	—	9,178,960
Proceeds from the exercise of pre-funded warrants	—	1
Proceeds from private placement offering of common stock	500,000	—
Proceeds from the ATM offering program, net	—	1,854,565
Proceeds from the issuance of secured promissory note	1,650,000	—
Principal payments of convertible notes	(4,917,356)	(1,432,273)
Proceeds from the issuance of convertible redeemable preferred stock, net	—	4,294,500
Redemption of convertible redeemable preferred stock	—	(5,250,000)
Net cash (used in) provided by financing activities	(2,767,405)	8,635,827
Effect of exchange rate changes on cash and restricted cash	3,601	(22,225)
Net decrease in cash and restricted cash	(7,414,794)	(6,259,271)
Cash and restricted cash of continuing operations - beginning of period	$7,877,844	$12,937,554
Cash and restricted cash of discontinued operations - beginning of period	305,411	1,504,972
Cash and restricted cash - beginning of period	8,183,255	14,442,526
Cash and restricted cash of continuing operations - end of period	768,461	7,877,844
Cash and restricted cash of discontinued operations - end of period	—	305,411
Cash and restricted cash - end of period	$768,461	$8,183,255
Cash paid for income taxes, net of refunds received	$—	$15,684
Cash paid for interest, net	$787,187	$256,440

Supplemental disclosure of non-cash investing and financing activity:
Vesting of restricted stock units	$—	$50,000
Settlement of convertible notes in common stock	$3,187,101	$3,925,500
Settlement of convertible notes in preferred stock	$3,422,000	$—
Stock-based compensation capitalized as software development	$—	$19,764
Capitalized software included in accrued expenses	$—	$17,974
Conversion of exchangeable shares to common stock	$285,253	$180,647
Settlement of liabilities with common stock	$—	$49,529
Shares returned in connection with acquisition	$—	$940,000
Termination of contingent consideration obligation in connection with sale of discontinued operations	$2,283,806	$—
Reduction to accrued expenses from an acquisition-related working capital settlement	$—	$160,000

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Gryphon Digital Mining, Inc. (“Gryphon”), which originally began operations as Ivy Crypto, Inc., was incorporated under the provisions and by the virtue of the provisions of the General Corporation Law of the State of Delaware on October 22, 2020, with its office located in Las Vegas, Nevada. Gryphon operates a digital asset (commonly referred to as cryptocurrency) mining operation using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for cryptocurrency rewards (primarily Bitcoin). Gryphon became a publicly held entity in February 2024 upon the completion of a reverse merger transaction (the “Merger”) with Akerna Corp., herein referred to as we, us, our, the Company or Akerna. These consolidated financial statements and notes thereto, including disclosures for certain activities up to and including the effective date (the “Effective Date”) of the Merger, or February 9, 2024, are exclusively attributable to the operations of Akerna.

Akerna was formed upon completion of the mergers between MTech Acquisition Corp. (“MTech”) and MJ Freeway, LLC (“MJF”) on June 17, 2019 as contemplated by the Merger Agreement dated October 10, 2018, as amended (the “Formation Mergers”). Akerna provided software as a service (“SaaS”) solutions within the cannabis industry that enabled regulatory compliance and inventory management through several wholly-owned subsidiaries including MJF, Trellis Solutions, Inc. (“Trellis”), Ample Organics, Inc. (“Ample”), Last Call Analytics (“LCA”), solo sciences, inc. (“Solo”), Viridian Sciences, Inc. (“Viridian”), and The NAV People, Inc. d.b.a. 365 Cannabis (“365 Cannabis”). Our common stock, $0.0001 par value (“Common Stock”) was traded on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “KERN” through February 9, 2024.

During the fourth quarter of 2022, we committed to a number of significant actions that collectively represented a strategic shift in our business strategy and a complete exit from the SaaS business serving the cannabis industry. The shift was effectuated in a two-part exit strategy whereby we (i) disposed of our component SaaS business units in advance of (ii) the Merger with Gryphon, an entity unaffiliated with the SaaS and cannabis industries (see below and Note 4).

Prior to the aforementioned shift in strategy, we implemented a restructuring initiative (the “Restructuring”) in May 2022 whereby we reduced our headcount by 59 employees and incurred and paid $0.6 million of associated costs in an effort to minimize costs and streamline the organization. There were no remaining obligations under the Restructuring after December 31, 2022.

During 2023, we disposed of 365 Cannabis, LCA and Ample (the “Disposal Group”) through a series of sale transactions. As a result of these transactions, the Disposal Group met the criteria to be considered “discontinued operations” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly, the assets and liabilities of these entities are classified and reflected on our consolidated balance sheet as of December 31, 2022 as attributable to “discontinued operations” and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. Certain financial disclosures including major components of the assets and liabilities and results of operations of the Disposal Group are provided in Note 15. We effectively abandoned our operations for Trellis, Solo and Viridian during the year ended December 31, 2023 after all contractual commitments were satisfied with the customers and vendors of those businesses. The results of operations of these business units are reflected in these consolidated financial statements for all periods presented as a component of continuing operations. We committed to the sale of MJF (the “Sale Transaction”) during 2023; however, the required stockholder approval and certain other consents required to complete the Sale Transaction were not obtained until January of 2024. Accordingly, the assets and liabilities and results of operations of MJF are reflected in these consolidated financial statements for all periods presented as a component of continuing operations. The Sale Transaction closed on February 9, 2024 (see Note 4).

On January 27, 2023, we entered into an agreement and plan of merger, as amended on April 28, 2023 and June 14, 2023 (the “Merger Agreement”) with Gryphon and Akerna Merger Co. (“Akerna Merger”). Required approval of the Merger Agreement by the stockholders of Akerna and Gryphon as well as approval by Nasdaq of the continued listing of Gryphon after the closing of the Merger was obtained in January 2024. On February 9, 2024, concurrent with the closing of the Sale Transaction, Akerna Merger merged with and into Gryphon, with Gryphon surviving the Merger as a wholly-owned subsidiary of Akerna. Following the closing of the Merger, the former Gryphon and Akerna stockholders immediately before the Merger owned approximately 92.5 percent and 7.5 percent, respectively, of the outstanding capital stock on a fully diluted basis which effectively resulted in a change in control of the Company. Upon completion of the Merger, Akerna changed its name to Gryphon and its common stock began trading on the Nasdaq under the symbol “GRYP.”

Additional disclosures regarding the Merger and Sale Transaction and their impact on the results of operations for the year ended December 31, 2023 are more fully described in Note 4.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

 Notes to Consolidated Financial Statements

Note 2 – Basis of Presentation

The accompanying consolidated financial statements, which exclusively represent the operations of Akerna through December 31, 2023 and disclosures regarding certain activities up to and including the Effective Date, have been prepared in accordance with GAAP.

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 205-40, Going Concern (“ASC 205-40”), we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash, cash equivalents and working capital on hand and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is defined as the “look-forward period” in ASC 205-40. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions regarding implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that such implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASC 205-40.

The accompanying consolidated financial statements have been prepared on the basis that Akerna will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since our inception in 2019 we have incurred recurring losses from operations, used cash from operating activities and relied on capital raising activities to continue ongoing operations. Collectively, these factors raise substantial doubt regarding our ability to continue as a going concern for the twelve months from the date our consolidated financial statements were issued in the absence of a significant capital transaction. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Akerna be unable to continue as a going concern.

In connection with the closing of the Sale Transaction and Merger, substantially all of the assets and liabilities of the legacy Akerna business were disposed of such that after February 8, 2024, our assets and liabilities and capital structure reflected those of Gryphon immediately after the closing of those transactions. Since Gryphon began revenue generation in September 2021, management has financed its operations through equity and debt financing and the sale of the digital assets earned through mining operations. Gryphon may incur additional losses from operations and negative cash outflows from operations in the foreseeable future. In the event Gryphon continues to incur losses, it may need to raise debt or equity financing to finance its operations until operations are cashflow positive. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time and will depend on several factors, including the market price for the underlying commodity mined by the Company and its ability to procure the required mining equipment and operate profitably. The aforementioned factors indicate that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, and as described and disclosed in Notes 1 and 15, the assets and liabilities and results of operations of the Disposal Group have been reclassified as discontinued operations for all period presented.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

 Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies

The summary of significant accounting policies presented as follows represents those of the legacy Akerna business as applicable for the periods presented herein and through the Effective Date.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Akerna and our wholly-owned subsidiaries through the date of disposition where applicable. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Our most significant estimates and assumptions are related to impairment assessments, loss contingencies and the valuation allowance associated with deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

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

Restricted Cash

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and is presented separately from cash on our consolidated balance sheets.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Accounts Receivable, Net

We maintain an allowance for current expected credit losses based on our historical collection experience, current conditions and reasonable and supportable forecasts. We pool our accounts receivables into two groups: (i) government and government-affiliated customers and (ii) small and medium-sized businesses (“SMB”). The customers within these two groups share similar risk characteristics. The government-affiliated customers generally have a higher credit quality as they are bound by contracts generally backed by the faith and credit of the related governments. Accordingly, we assess the accounts receivable from this group as less risky than those of the SMB group, which is more diverse in size and financial strength.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized. Repairs and maintenance costs are expensed as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for our furniture and computer equipment were 3 - 7 years.

Software Development Costs

Costs incurred during the application development stage of a newly developed application and costs we incur to enhance our existing platforms that meet certain criteria are subject to capitalization and subsequent amortization. Our software product development costs are primarily comprised of personnel costs such as payroll and benefits, vendor costs, and other costs directly attributable to the project. We capitalize costs only during the development phase. Any costs in connection to planning, design, and maintenance subsequent to release are expensed as incurred. We amortize software development costs over the expected useful life of the specific application, generally 2-5 years. We evaluate capitalized software development costs for impairment when there is an indication that the unamortized cost may not be recoverable. During the year ended December 31, 2022, we fully impaired our capitalized software development costs for our continuing operations. In addition, we recorded impairment charges attributable to certain capitalized software development costs of the Disposal Group during the year ended December 31, 2022 (see Note 15).

Intangible Assets

Intangible assets are amortized over their estimated useful lives. We evaluate the estimated remaining useful life of our intangible assets when events or changes in circumstances indicate an adjustment to the remaining amortization may be needed. We similarly evaluate the recoverability of these assets upon events or changes in circumstances indicate a potential impairment. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2022, we fully impaired our intangible assets for our continuing operations. In addition, we recorded impairment charges attributable to certain intangible assets of the Disposal Group during the year ended December 31, 2022 (see Note 15).

Goodwill Impairment Assessment

Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. We have the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. During the year ended December 31, 2022, we fully impaired our goodwill for our continuing operations. In addition, we recorded impairment charges attributable to goodwill of the Disposal Group during the year ended December 31, 2022 (see Note 15).

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

 Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, we are required to classify certain assets and liabilities based on the fair value hierarchy, which groups fair value-measured assets and liabilities based upon the following levels of inputs:

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

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term nature of these instruments.

Fair Value Option

The fair value option provides an election that allows an entity to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We have elected to apply the fair value option to our 2021 Senior Secured Convertible Notes (the “Senior Convertible Notes”) due to the complexity of the various conversion and settlement options available to both the holders of such notes and Akerna.

The Senior Convertible Notes accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, when the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date. The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income (loss) within stockholders’ equity (deficit) and the remaining amount of the fair value adjustment is recognized as other income (expense) in our consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

Warrants

We evaluate warrants that we may issue from time to time under a two-step process provided in GAAP. The first step is intended to distinguish liabilities from equity. Warrants that could require cash settlement are generally classified as liabilities. For warrants that are considered outside the scope of liability classification, a second step evaluates warrants as either a derivative subject to derivative accounting and disclosures or as equity instruments based upon the specific terms of the underlying warrant agreement and certain other factors associated with our capital structure. Warrants that are indexed to our Common Stock while we meet certain other conditions with respect to our capital structure, including the ability to satisfy the warrant settlement obligations with a sufficient number of registered shares, do not qualify as derivatives and are classified as components of equity. Certain of the warrants sold by MTech in its initial public offering that were converted to Akerna warrants in connection with the Formation Mergers (the “Private Warrants”) are not indexed to our Common Stock in the manner contemplated as described herein. As a result, the Private Warrants are precluded from equity classification and are recorded as derivative liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations. We will continue to adjust this derivative liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Private Warrants or (b) the redemption of the Private Warrants, at which time they will be reclassified to Additional paid-in capital. As of December 31, 2023 and 2022, all of our other outstanding warrants, including certain other MTech warrants that were converted to Akerna warrants upon our formation (the “2019 Public Warrants”), are classified within stockholders’ equity (deficit).

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

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

Software Revenue. Our software revenue is generated from subscriptions and services related to the use of our commercial software platforms, MJ Platform® and our government regulatory platform, Leaf Data Systems®. Software contracts are annual or multi-year contracts paid monthly in advance of service and typically cancellable upon 30 days’ notice after the end of the contract period. Leaf Data Systems® contracts are generally multi-year contracts payable annually or quarterly in advance of service. Commercial software and Leaf Data Systems® contracts generally may only be terminated early for breach of contract as defined in the respective agreements. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term. We typically invoice customers at the beginning of the term, in multi-year, annual, quarterly, or monthly installments. When a collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized ratably over the expected term of the contract, including expected renewals.

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

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

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

Stock-Based Compensation

We measured stock-based compensation based on the fair value of the share-based awards on the date of grant and recognize the related costs on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation expense is included in operating expenses and cost of sales of our continuing and discontinued operations in our consolidated statements of operations consistent with the allocation of other compensation arrangements. In addition, stock-based compensation costs attributable to certain employees engaged in developing software are capitalized in connection with other compensation costs to the extent the underlying projects meet the criteria for capitalized software development costs. During 2022, we capitalized less than $0.1 million of stock-based compensation and no amounts were capitalized during 2023.

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

We recognize deferred tax assets to the extent that our assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2023 and 2022, management has applied a valuation allowance to deferred tax assets when it is determined that the benefit from the deferred tax asset will not be able to be utilized in a future period.

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

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Discontinued Operations

In accordance with GAAP, we assess our business units that we may, from time to time, consider for disposal by sale or other means (i.e., abandonment). Those business units, which may be in the form of legal entities, divisions, product lines or asset and liability groups, among others, for which cash flows can be reasonably identified, that meet certain criteria are considered discontinued operations. Accordingly, their results of operations are presented in our statements of operations as “discontinued operations” and their associated assets and liabilities are considered “discontinued,” as appropriate on our consolidated balance sheets.

Subsequent Events

Management has evaluated all of our activities through the issuance date of our consolidated financial statements and has concluded that, with the exception of the completion of the Sale Transaction and the Merger in February 2024, as disclosed in detail in Note 4, no other subsequent events have occurred that would require recognition and disclosure in our consolidated financial statements or disclosure in the notes thereto.

Adoption of Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which introduced a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses, or CECL. ASU 2016-13 requires an entity to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. We adopted ASU 2016-13 and subsequent amendments on January 1, 2023. The impact of the adoption of ASU 2016-13 on our consolidated financial statements was not material.

Note 4 – Change in Control

We effectuated a change in control with the closing of the Sale Transaction and the Merger on February 9, 2024. The following describes the transactions and related corporate actions that facilitated the completion of these transactions.

Sale Transaction

On January 27, 2023, we entered into a securities purchase agreement (the “Initial SPA”) with a third party to sell MJF and Ample for $4.0 million in cash. Subsequently, we received a superior offer from Alleaves Inc. (“Alleaves”), as described below, which was presented to the third party for an opportunity to match or exceed Alleaves’ offer in accordance with the Initial SPA. The third party ultimately declined to present a counter-offer and on April 5, 2023, we terminated the Initial SPA. As a result of the termination, Akerna paid a termination fee and reimbursement for expenses of $0.2 million in June 2023. These costs were included in the line item  “Other expense, net” in our consolidated statements of operations.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

On April 28, 2023, we entered into a securities purchase agreement (the “SPA”) with MJ Freeway Acquisition Co (“MJ Acquisition”), an affiliate of Alleaves. Upon the terms and subject to the satisfaction of the conditions described in the SPA, including approval of the transaction by Akerna’s stockholders, Akerna would sell MJF and Ample to MJ Acquisition for a purchase price of $5.0 million, consisting of $4.0 million in cash at closing and a loan by MJ Acquisition to Akerna in the principal amount of $1.0 million evidenced by a note (the “MJA Note”) and security documents with such note to be deemed paid in full upon closing.

The SPA was amended on October 12, 2023, November 15, 2023 and December 28, 2023 to facilitate the following, among other administrative matters attributable to the Sale Transaction: (i) reduced the cash to be paid at closing to $1.85 million from the original $4.0 million, (ii) required Akerna to sell Ample in an unrelated transaction to an unaffiliated third party (see Note 15) with the sales proceeds from such sale, less an allowance for legal fees, to further reduce the proceeds to be received from MJ Acquisition upon closing of the Sale Transaction, (iii) provided for an additional $0.650 million from MJ Acquisition to Akerna for working capital purposes and (iv) amending the MJA Note (the “Amended and Restated Secured Promissory Note”) to increase the principal to $1.650 million and adjust for its settlement at closing such that in would be converted into a number of shares of Common Stock upon closing equivalent to $1.650 million divided by the 5-day volume weighted average price of Akerna’s Common Stock.

At a special meeting held on January 29, 2024 (the “Special Meeting”), the stockholders of Akerna approved the Sale Transaction.

In order to consummate the Merger and Sale Transaction, pursuant to the terms of the SPA, as amended, the Company also entered into a release and termination agreement dated February 8, 2024 (the “MJA Release and Termination Agreement”) with MJ Acquisition to obtain a release under and termination of the Second Amended and Restated Security and Pledge Agreement dated November 15, 2023 entered into by and among the Company, certain of its subsidiaries, and MJ Acquisition under the Second Amended and Restated Intellectual Property Security Agreement dated November 15, 2023 by and between the Company, certain of its subsidiaries and MJ Acquisition and under the Second Amended and Restated Guaranty dated November 15, 2023, by and between certain subsidiaries of the Company and MJ Acquisition (the “MJA Credit Agreements”). Pursuant to the MJA Release and Termination Agreement, MJ Acquisition released the Company and its subsidiaries from all of the security interests and guarantees set forth in the MJA Credit Agreements and agreed that, upon receipt by MJ Acquisition of the assignment of the membership interests of MJF and the shares of Common Stock to be issued to MJ Acquisition upon conversion of the Amended and Restated Secured Promissory Note held by MJ Acquisition into shares of Common Stock, the MJA Credit Agreements would terminate without any further action by MJ Acquisition.

On February 9, 2024, we closed the Sale Transaction pursuant to the SPA, as amended. Upon the terms and subject to the satisfaction of the conditions described therein, Akerna sold to MJ Acquisition all of the membership interests in MJF for an aggregate purchase price of approximately $1.284 million and conversion of the Amended and Restated Secured Promissory Note in the amount of $1.650 million which principal amount converted into shares of Common Stock of Akerna at closing of the Sale Transaction, with such Amended and Restated Secured Promissory Note deemed paid in full upon closing of the Sale Transaction.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Merger

On January 27, 2023, we entered into the Merger Agreement with Gryphon. Concurrent with the signing and in support of  the Merger, we and each of the holders of the Senior Convertible Notes entered into exchange agreements (the “Exchange Agreements”) whereby the holders would ultimately convert the principal amounts of each of their note holdings to a level that would represent 19.9 percent of the outstanding shares of Common Stock prior to the closing of the Sale Transaction and the Merger. Prior to the stockholder vote required for the closing of those transaction, the remaining Senior Convertible Notes outstanding would be converted into a special class of exchangeable preferred stock to facilitate the required stockholder vote and then be converted into shares of our Common Stock subject to the Merger. For a limited period, the conversion price of the Senior Convertible Notes was lowered to $24.00 per share from $95.00 per share. In accordance with the Exchange Agreements and upon the occurrence of an any additional capital raising transaction, the conversion price would be adjusted accordingly. In connection with an equity offering in June 2023 (see Note 11), the conversion price was further reduced to $10.00 per share. Through December 6, 2023, a total of $3.187 million in principal amount of the Senior Convertible Notes were exchanged for 237,213 shares of Common Stock in connection with the Exchange Agreements.

On December 14, 2023, we designated and authorized 3,244 shares of Series C Preferred Stock with a par value of $1,000 per share (“Series C Preferred Stock”). Each share of the Series C Preferred Stock would have voting power equivalent to 100 shares of Common Stock. On December 20, 2023, Akerna and the holders of the Senior Convertible Notes that were parties to the Exchange Agreements entered into an amendment no. 1 to each of their respective the Exchange Agreements (the “Amended Exchange Agreements”) to establish the initial closing at which time each of the holders of the Senior Convertible Notes received 1,711 shares of Series C Preferred Stock (3,422 shares in total) in exchange for $1.711 million in principal amount of the Senior Convertible Notes ($3.422 million on a combined basis).

At the Special Meeting, the stockholders of Akerna approved the Merger concurrent with approval by Gryphon’s stockholders. In addition, the stockholders of Akerna approved: (i) an amendment to the Company’s amended and restated certificate of incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock, at a ratio of one (1) new share for every fifteen (15) to one hundred (100) shares of outstanding Common Stock, with the exact ratio and effective time of the reverse stock split of Akerna Common Stock to be determined by the Akerna board of directors, agreed to by Gryphon and publicly announced by press release, (ii) an increase to the number of authorized shares of Common Stock to facilitate the closing of the Merger, (iii) approval of an amendment to the amended and restated certificate of incorporation to change the corporate name from “Akerna Corp.” to “Gryphon Digital Mining, Inc.,” (iv) approval of the Akerna 2024 Omnibus Incentive Plan and (v)  approval of the issuance of Common Stock upon the conversion of $1.650 million in principal amount of the Amended and Restated Secured Promissory Note held by MJ Acquisition.

On February 8, 2024, we entered into amendment no. 2 (“Amendment No. 2”) to the Exchange Agreements. Pursuant to Amendment No. 2, the Company and the holders of the Senior Convertible Notes amended the terms of the Exchange Agreements to (i) set the “Final Closing Date” under the Exchange Agreement to conduct the “Final Exchange” to take place immediately following the Effective Date of the Merger, (ii) agree that the “Company Optional Redemption Price” of the Senior Convertible Notes in relation to the “Cash Sweep” was $nil, (iii) agree as to the principal amount of the Senior Convertible Note remaining outstanding held by each holder following the payment of portion of the Senior Convertible Note pursuant to the Cash Sweep and that such Senior Convertible Note will be exchanged at the Final Closing into shares of Common Stock based on a per share price of $4.60 (being $0.23, as adjusted to reflect the 1-for-20 reverse stock split to be effected immediately prior to the Final Closing), (iv) agree that such number of shares of Common Stock will not exceed the “Maximum Percentage” and therefore there will be no “Abeyance Shares”, and (v) the Final Exchange shall be consummated pursuant to Section 3(a)(9) of the Securities Act and the terms set forth in Amendment No. 2. Pursuant to the terms of Amendment No. 2, on February 9, 2024, the remaining principal amount of Senior Convertible Notes was exchanged for 824,977 shares of Common Stock.

On February 8, 2024, we entered into certain exchange agreements under Section 3(a)(9) of the United States Securities Act of 1933, as amended (the “Securities Act”), in relation to the exchange of the Company’s issued and outstanding shares of Series C Preferred Stock  for shares of Common Stock (the “3(a)(9) Exchange Agreements”). Pursuant to the Section 3(a)(9) Exchange Agreements, on February 9, 2024, all 3,244 Series C Shares with a face value of $1,000 per share were exchanged for 756,746 shares of Common Stock.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

In order to consummate the Merger and the Sale Transaction, pursuant to the terms of the Exchange Agreements, we entered into a release and termination agreement dated February 8, 2024 (“Release and Termination Agreement”), to obtain a release under, and termination of, the Amended and Restated Security and Pledge Agreement dated October 5, 2021 entered into by and among the Company, certain of its subsidiaries, and the collateral agent named therein, the Amended and Restated Intellectual Property Security Agreement dated October 5, 2021 by and between the Company, certain of its subsidiaries and the collateral agent named therein, and the Amended and Restated Guaranty dated October 5, 2021 by and between certain subsidiaries of the Company and the collateral agent named therein (collectively, the “Credit Agreements”). Pursuant to the Release and Termination Agreement, the collateral agent released the Company and its subsidiaries from all of the security interests and guarantees set forth in the Credit Agreements and agreed that, upon receipt by the holders of the Senior Convertible Notes of (i) the shares of Common Stock to be issued pursuant to Amendment No. 2 and (ii) evidence of the receipt of assignment of a stated monetary interest in the Company’s Employee Retention Tax Credit (“ERTC”) to the holders of the Senior Convertible Notes (who were also holders of the Series C Shares), the Credit Agreements would terminate without any further action by the collateral agent or the holders of the Senior Convertible Notes. Further, we entered into a separate consent and agreement dated February 8, 2024 with each of the two institutions that hold the Senior Convertible Notes, pursuant to which each such holder separately consented to the Release and Termination Agreement (the “Noteholder Consents”).

On February 8, 2024, we entered into a ERTC & Liability Assignment Agreement (the “ERTC Agreement”) with Distributionco LLC, a Colorado limited liability company (“Distributionco”). Pursuant to the ERTC Agreement, in order to (i) induce the holders of the Senior Convertible Notes and Series C Shares to agree to the closing of the Merger and Sale Transaction, (ii) settle certain accounts payable to a third party service provider and (iii) settle certain amounts of compensation due and payable to officers of the Company, the Company agreed to the assignment of the Company ERTC credit anticipated to be approximately $2.1 million to Distributionco in exchange for Distributionco assuming the above liabilities of the Company totaling in the aggregate, $2.1 million of liabilities.

On February 8, 2024, we entered into share settlement agreements (the “Share Settlement Agreements”) with certain former officers of the Company (the “Purchasers”), pursuant to which the Purchasers were issued shares of Common Stock as satisfaction for outstanding compensation balances owed to the Purchasers. On February 9, 2024, an aggregate of 446,611 shares of Common Stock (the “Settlement Shares”) were issued to the Purchasers pursuant to the terms of the Share Settlement Agreements.

In order to induce the Purchasers to execute and deliver the Share Settlement Agreements, we agreed to provide certain registration rights under the Securities Act and applicable state securities laws with respect to the Settlement Shares, pursuant to registration rights agreements (the “Registration Rights Agreements”), dated February 8, 2024, between the Company and each of the Purchasers.

In connection with the consummation of the Merger, all of Akerna’s special voting preferred stock and exchangeable shares and common stock warrants (see Note 11) as well as all unvested restricted stock awards (see Note 12) that remained outstanding immediately prior to the Merger were converted to Common Stock.

On February 9, 2024, the Company completed the transactions contemplated by the Merger Agreement, as amended. Under the terms of the Merger Agreement, Merger Sub merged with and into Gryphon, with Gryphon surviving as a wholly-owned subsidiary of Akerna. On the Effective Date of the Merger, each share of Gryphon’s common stock, par value $0.0001 per share (the “Gryphon Common Stock”), and Gryphon’s preferred stock, par value $0.0001 per share (the “Gryphon Preferred Stock,” collectively referred to herein with the Gryphon Common Stock as the “Gryphon Shares”), outstanding immediately prior to the Effective Date was converted into the right to receive approximately 1.7273744 shares of Gryphon Common Stock.  Each warrant to purchase common stock of Gryphon that was issued and outstanding at the Effective Date will remain issued and outstanding, and was assumed by the Company and is exercisable for shares of Common Stock pursuant to its existing terms and conditions as adjusted to reflect the ratio of exchange of Gryphon Shares for shares of Common Stock.  Immediately after giving effect to the Merger, the Company had 38,733,554 shares of Common Stock outstanding and warrants to purchase Common Stock outstanding and exercisable to acquire shares of Common Stock. On February 9, 2024, the Common Stock began trading on the Nasdaq under the symbol “GRYP.”

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

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

The following table summarizes our revenue disaggregation by customer type for the following periods:

	For the Years Ended December 31,
	2023	2022
Government	$2,564,846	$3,357,978
Non-government	4,271,598	7,100,192
	$6,836,444	$10,458,170

Accounts Receivable from Customers

Our accounts receivable from customers, net of an allowance for expected credit losses, were $147,855 and $429,949 as of December 31, 2023 and 2022 including $219,912, or 51 percent, as of December 31, 2022 attributable to two government clients. There were no amounts receivable from government clients as of December 31, 2023.

The allowance for expected credit losses was comprised of the following activity:

	For the Years Ended December 31,
	2023	2022
Allowance for expected credit losses at beginning of period	$331,262	$305,517
Bad debt expense (1)	63,358	415,009
Write-off uncollectable accounts	(377,148)	(389,264)
Allowance for expected credit losses at end of period	$17,472	$331,262

(1)	Bad debt expense is recognized as a component of General and administrative expenses. Includes amounts attributable to unbilled accounts receivable (see Note 7).

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

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Transaction Price Allocated to Future Performance Obligations

As many of the contracts we have entered into with customers are for a twelve-month subscription term, a significant portion of performance obligations that have not yet been satisfied as of December 31, 2023 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $2.5 million as of December 31, 2023, of which $2.4 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue

Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under Total current liabilities, net of any long-term portion that is included in noncurrent liabilities. The following table summarizes deferred revenue activity for the year ended December 31, 2023:

	Beginning of Period	Net additions	Revenue recognized	End of Period
Deferred revenue - 2023	$730,574	2,802,913	3,133,835	$399,652
Deferred revenue - 2022	1,040,010	5,446,403	5,755,839	730,574

Of the $6.8 million and $10.5 million of revenue recognized during the years ended December 31, 2023 and 2022, $0.5 million and $1.2 million was included in deferred revenue as of December 31, 2022 and 2021, respectively.

Costs to Obtain Contracts

We capitalize sales commissions that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as a component of Prepaid expenses and other current assets. Deferred contract costs are amortized to Sales and marketing expense over the expected period of benefit, which we have determined to be one year based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the year ended December 31, 2023:

	Beginning of Period	Additions	Amortized costs (1)	End of Period
Deferred contract costs - 2023	$36,465	—	36,465	$—
Deferred contract costs - 2022	142,930	124,690	231,155	36,465

(1)	Includes contract costs amortized to Sales and marketing expense during the period.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 6 – Fixed Assets, net and Other Noncurrent Assets

Fixed assets consisted of the following:

	As of December 31,
	2023	2022
Furniture and computer equipment	$80,759	$154,137
Less: accumulated depreciation	(59,070)	(105,257)
Fixed assets, net	$21,689	$48,880

Depreciation expense related to our fixed assets for the years ended December 31, 2023 and 2022, was $27,883 and $44,841, respectively. During the year ended December 31, 2023, we disposed of certain fixed assets that were fully depreciated.

Other Noncurrent Assets

At the beginning of 2022, we had $28.7 million of noncurrent assets attributable to our continuing operations including capitalized software of $6.1 million, intangible assets of $3.9 million and goodwill of $18.7 million. During 2022, incurred $2.2 million of capitalized software additions and recorded amortization of $4.4 million of which $0.7 million was attributable to capitalized software and $3.7 million was attributable to intangible assets. In connection with our strategic shift during 2022, we incurred impairment charges of $26.5 million of which $4.6 million was attributable to capitalized software, $3.2 million to intangible assets and $18.7 million to goodwill. Of this total, $3.0 million was attributable to MJF, $2.1 million to Trellis, $14.4 million to Solo and $7.0 million to Viridian.

Note 7 – Supplemental Balance Sheet Disclosures

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2023	2022
Software and technology	$27,518	$309,466
Professional services, dues and subscriptions	4,723	18,268
Insurance	—	168,935
Deferred contract costs	—	36,465
Unbilled receivable	370,326	534,925
Other	17,515	53,704
Total prepaid expenses and other current assets	$420,082	$1,121,763

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2023	2022
Accounts payable	$2,165,342	$1,417,835
Professional fees	1,041,699	143,749
Sales taxes	107,923	63,983
Compensation	397,754	334,514
Contractors	160,739	521,145
Settlements and legal	248,031	934,396
Interest	699,142	597,873
Other	—	9,688
Total accounts payable, accrued expenses and other current liabilities	$4,820,630	$4,023,183

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 8 – Long Term Debt

Long-term debt consisted of the following:

	As of December 31,
	2023	2022
Total long-term debt	$5,149,000	$14,607,000
Less: current maturities	(5,149,000)	(13,200,000)
Total long-term debt, less current portion	$—	$1,407,000

Senior Convertible Notes

On October 5, 2021, we entered into a securities purchase agreement (the “2021 SPA”) resulting in the issuance of the Senior Convertible Notes to two institutional investors in a private placement transaction. The Senior Convertible Notes were issued for an aggregate principal amount of $20.0 million for $18.0 million reflecting an original issue discount of 10 percent or $2.0 million. The net proceeds from the issuance of the Senior Convertible Notes were used to pay off and retire convertible notes that were issued in 2020 and fund acquisitions and continued investment in our technology infrastructure. The Senior Convertible Notes rank senior to all our other and future indebtedness. The Senior Convertible Notes had a maturity date of October 4, 2024 and could be repaid in shares of Common Stock or cash. The Senior Convertible Notes were convertible into shares of Common Stock at a conversion price of $95.00 per share effective October 4, 2022 which represented an adjustment, as required by the 2021 SPA, from $124.20 per share as a result of the offering of convertible redeemable preferred stock on that date (see Note 11). In connection with the Exchange Agreements that were entered into in January 2023, the conversion price of the Senior Convertible Notes was lowered to $24.00 from $95.00 per share through June 14, 2023 at which time it was further reduced to $10.00 per share due to the offering of Common Stock in connection with a private placement transaction (see Note 11).

In connection with the 2021 SPA and the Senior Convertible Notes, we and certain of our subsidiaries entered into the Credit Agreements with the lead investor, in its capacity as collateral agent (in such capacity, the “Collateral Agent”) for all holders of the Senior Convertible Notes. The Credit Agreements created a first priority security interest in all of the personal property of the Company and certain of its subsidiaries of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future.

In order to consummate the Merger and the Sale Transaction, we entered into the Release and Termination Agreement, to obtain a release under, and termination of the Credit Agreements. The Company and its subsidiaries were released from the Credit Agreements on February 9, 2024 upon receipt by the holders of the Senior Convertible Notes of (i) the shares of Common Stock issued pursuant to Amendment No. 2 to the Exchange Agreements and (ii) assignment of interests by the holders of the Senior Convertible Notes (who were also holders of the Series C Shares) in the Company’s ERTC. At that time, the Credit Agreements were deemed terminated and the Senior Convertible Notes were deemed settled in full.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Method of Accounting and Activity During the Periods for the Senior Convertible Notes

Upon the date that they were issued, we made an irrevocable election to apply the fair value option to account for the Senior Convertible Notes. Disclosures, including assumptions used to determine the fair values, are provided in Note 13.

During the year ended December 31, 2023 we made $11.5 million in principal settlements on the Senior Convertible Notes, of which $4.9 million was settled in cash, $3.2 million was settled in 237,213 shares of Common Stock and the remaining $3.4 million was settled in 3,422 shares of Series C Preferred Stock. During the year ended December 31, 2022, we made $5.3 million in principal settlements on the Senior Convertible Notes, of which $1.4 million was settled in cash and the remaining $3.9 million was settled in 10,371 shares of Common Stock. During the year ended December 31, 2023, the fair value of the Senior Convertible Notes increased by $0.4 million. Of the adjustment, an increase of less than $0.1 million resulted from instrument-specific credit risk and was recognized as other comprehensive loss and accumulated in stockholders’ equity (deficit) and an increase of $0.4 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes. During the year ended December 31, 2022, the fair value of the Senior Convertible Notes increased by $2.7 million. Of the adjustment, a decrease of $0.2 million resulted from instrument-specific credit risk and was recognized as other comprehensive income and accumulated in stockholders’ equity (deficit) and an increase of $2.9 million was recognized in our consolidated statement of operations as a change in fair value of convertible notes. As of December 31, 2023 and 2022, the fair values of the Senior Convertible Notes on our consolidated balance sheet were $3.5 million and $14.6 million, respectively.

Amended and Restated Secured Promissory Note

On May 3, 2023, we received $1.0 million of proceeds from MJ Acquisition in connection with the issuance of the MJA Note which, after receipt of an additional $0.650 million in proceeds in connection with certain amendments, was restated in the form of the Amended and Restated Secured Promissory Note. The Amended and Restated Secured Promissory Note provided for simple interest at the rate of ten percent (10%) per annum from the date of issuance through the completion of the Sale Transaction. Upon closing of the Sale Transaction, the Amended and Restated Secured Promissory Note was required to be converted into a number of shares of Common Stock with value equivalent to the principal amount outstanding. We have elected not to apply the fair value option to this note.

In connection with the Amended and Restated Secured Promissory Note, we entered into the MJA Credit Agreements that, among other items, provided for the security and pledge of certain collateral and the guarantee by certain subsidiaries of the Company for obligations under the Amended and Restated Secured Promissory Note. Furthermore, we, MJ Acquisition, the Collateral Agent for the Senior Convertible Notes and the holders of the Senior Convertible Notes entered into certain subordination and intercreditor agreements that provided for the issuance of the Amended and Restated Secured Promissory Note and its priority as junior to the Senior Convertible Notes with respect to security and ultimate settlements.

Upon completion of the Merger and the Sale Transaction, the MJA Release and Termination Agreement released the Company and its subsidiaries from all of the security interests and guarantees set forth in the MJA Credit Agreements and on February 9, 2024, the entire $1.650 million principal amount was converted into shares of Common Stock and all accrued interest was forgiven with such Amended and Restated Secured Promissory Note being deemed paid in full.

Maturities of Debt

Maturities of our debt as of December 31, 2023 are presented below.

Maturities due for the Senior Convertible Notes during 2024	$3,136,271
Maturities due for the Amended and Restated Secured Promissory Note during 2024	1,650,000
Original issue discount of the Senior Convertible Notes	(2,000,000)
Cumulative unrealized change in fair value of the Senior Convertible Notes	2,362,729
Total debt outstanding	$5,149,000

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 9 – Income Taxes

The following table sets forth the expense or (benefit) for income taxes:

	Year Ended December 31,
	2023	2022
Current income tax expense (benefit)
U.S. federal	$—	$(50,000)
U.S. state	—	2,826
Foreign	—	—
Total current income taxes	—	(47,174)
Deferred income tax benefit
U.S. federal	$—	$(653,945)
U.S. state	—	—
Total deferred income benefit	—	(653,945)
Total income tax benefit	$—	$(701,119)

The following table sets forth reconciliations of the income tax expense at the statutory federal income tax rate to actual expense based on our loss before income taxes:

	Year Ended December 31,
	2023	2022
Income tax expense (benefit) attributable to:
Federal	$(2,406,564)	$(16,749,778)
State, net of federal benefit	(252,836)	(853,392)
Foreign tax rate differential	(76,018)	(11,543)
Transaction costs	167,137	—
Other permanent differences	207,525	472,270
Goodwill impairment	358,744	9,172,756
Rate changes	(51,003)	(992)
Changes in valuation allowance	(3,591,436)	7,501,917
Provision to return adjustment	486,727	62,788
Deferred impact of subsidiary sales	5,157,724	(247,839)
Other adjustments	—	(47,306)
Effective income tax expense (benefit)	$—	$(701,119)

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

The following table sets forth our deferred income tax assets and liabilities:

	As of December 31,
	2023	2022
Noncurrent deferred tax assets:
Employee compensation	$63,091	$136,154
Debt issuance costs	—	39,381
Revenue recognition	—	64,662
Settlement accrual	49,575	178,549
Fixed assets	171,268	774,936
Section 174 capitalization	1,219,926	1,121,311
Federal and state net operating loss	14,226,635	13,860,338
Foreign net operating loss	56,739	4,641,293
Other	4,718	280,430
Total deferred tax assets	$15,791,952	$21,097,054

Noncurrent deferred tax liabilities:
Intangible assets	—	(1,713,666)
Total deferred tax liabilities	$—	$(1,713,666)
Valuation allowance	(15,791,952)	(19,383,388)
Deferred tax asset (liability), net after valuation allowance	$—	$—

During the year ended December 31, 2023, valuation allowances on deferred tax assets that are not anticipated to be realized decreased by $3.6 million which was recorded to deferred expense. During the year ended December 31, 2022, valuation allowances on deferred tax assets that were not anticipated to be realized increased by $7.5 million, substantially all of which was recorded to deferred expense while an insignificant portion was recorded in final purchase accounting.

Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax losses. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded as of December 31, 2023 and December 31, 2022 are appropriate.

We have deferred tax assets related to U.S. federal tax and state tax carryforwards for net operating losses (“NOL”) in the amount of $59.5 million. The majority of U.S. federal NOL carryforwards are carried forward indefinitely. Federal NOLs generated after 2017 have an indefinite carryforward and are only available to offset 80 percent of taxable income beginning in 2021. U.S. state NOL carryforwards expire at various dates of which the majority begin to expire in 2039. We have deferred tax assets related to foreign NOL carryforwards, which begin to expire in 2034, in the amount of $0.2 million.

We are not currently under examination for any of the major jurisdictions where we conduct business as of December 31, 2023; however, all of our tax years remain subject to examination. Our management does not believe there are significant uncertain tax positions in 2023 and as a result we do not expect any cash payments in the next 12 months. A reserve for potential penalties for $0.1 million that was established in 2021 was reversed in 2022 as a result of the Internal Revenue Service’s dismissal of the matters. There was no interest related to uncertain tax positions in 2023 or 2022.

We did not pay any income taxes during the year ended December 31, 2023 and we paid less than $0.1 million for income taxes, net of refunds received, in certain state and national jurisdictions during the year ended December 31, 2022.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 10 – Commitments and Contingencies

Litigation

On May 15 and May 23, 2023, Akerna and all its directors were named in two derivative lawsuits (McCaffrey v. Akerna et al. and Caller v. Akerna et al., Nos. 1:23-cv-01213-PAB and 1:23-cv-01300-KLM, respectively) filed in the United States District Court for the District of Colorado by stockholders Albert McCaffrey and Israel Caller, respectively, alleging that the disclosures made regarding the transactions with Gryphon and MJ Acquisition violated Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934. The lawsuits contended that the disclosures omitted material information regarding the transactions and seek injunctive relief and attorneys’ fees. The two actions were dismissed without prejudice on October 3, 2023 (Caller) and October 11, 2023 (McCaffrey).

On January 13, 2023, Courier Plus Inc. d/b/a Dutchie (“Dutchie”) filed a complaint in the Court of Common Pleas, Dauphin County, Commonwealth of Pennsylvania against Akerna and MJF alleging unfair competition, tortious interference, and unjust enrichment with respect to MJF’s exclusive government contract with the Commonwealth of Pennsylvania. We filed a preliminary objection alleging serious defects, such as jurisdiction. The parties attended a hearing in July 2023. In October 2023, the courts dismissed the case but left some items available in the complaint for an appeal. Dutchie has amended its complaint and filed again. We filed another preliminary objection to their amended complaint. A hearing on A hearing on our preliminary objections is scheduled for April 9, 2024. Before and throughout this dispute, we have worked with the Commonwealth of Pennsylvania to ensure continued compliance with our contract. We intend to continue to defend our position vigorously and, at this time, do not believe an estimate of potential loss, if any, is appropriate. While this suit is attributable to the operations of MJF, Gryphon, as successor to Akerna, remains contingently liable as Akerna has been named in addition to MJF.

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and MJF in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2.0 million for services allegedly provided pursuant to a Subcontractor Agreement between MJF and TreCom. MJF provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJF disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. Both parties recently filed motions for summary judgment with respect to the validity of each parties’ claims.  The court has not advised the parties if it will hold a hearing on the motions or when an order is expected.  As most of the material facts at issue are disputed by the parties, the court may deny both motions, in which case the matter will move towards trial. With respect to the TreCom matter, we established a loss contingency of $0.2 million in 2021 on the books of MJF which remains outstanding as of December 31, 2023. While this suit is attributable to the operations of MJF, Gryphon, as successor to Akerna, remains contingently liable as Akerna has been named in addition to MJF.

As of December 31, 2023, and through the date these consolidated financial statements were issued, there were no other legal proceedings requiring recognition or disclosure in the consolidated financial statements.

Other

On January 10, 2024, Akerna received an inquiry in the form of a civil investigation demand from the United States Department of Justice (“DOJ”) with respect to the Paycheck Protection Loan (“PPP Loan”) that the Company received in connection with the CARES Act. On January 25, 2024, Akerna received a similar request from the United States Small Business Administration (“SBAJ”) in the form of a notification of loan review and request for documents. The PPP Loan was received for $2.2 million on April 21, 2020. In August 2021, we submitted our application for forgiveness and on September 2, 2021, the PPP Loan was forgiven in full by the SBA. With respect to the DOJ and SBA inquiries, we are cooperating fully and look forward to addressing the matter and uncertainties, if any, in an expeditious manner.

In connection with the Sale Transaction and the Merger, we had a commitment to compensate our financial advisor for up to 3 percent of the transaction value in success fees, subject to a minimum of $1.5 million. As of December 31, 2023, a total of $0.650 million was accrued for the advisor. The ultimate disposition of this obligation has been assumed by Gryphon in connection with their plans for a post-Merger offering of securities.  In addition, we were party to arrangements with our executive officers and certain other administrative employees pursuant to their employment agreements and transaction success agreements that resulted in cash payments in February 2024 for transaction success bonuses and other benefits for a total of approximately $0.2 million (collectively and not individually). Certain other costs, including the value of  accelerated vesting of equity awards held by those officers, were addressed in connection with the Share Settlement Agreements (see Note 4).

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (Deficit)

Common and Preferred Stock

We had one single class of Common Stock of which 150,000,000 shares were authorized through December 31, 2023 with a par value of $0.0001 per share. The holders of Common Stock were entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. Subject to the prior rights of all classes or series of stock at the time outstanding having prior rights as to dividends or other distributions, all stockholders were entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. Subject to the prior rights of our creditors and the holders of all classes or series of stock at the time outstanding having prior rights as to distributions upon liquidation, dissolution, or winding up of the Corporation, in the event of liquidation, the holders of Common Stock were entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders did not have cumulative, preemptive rights, or subscription rights.

We also had 5,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which one share of special voting preferred stock (the “Special Voting Preferred Stock”) was issued and outstanding (see below).

On June 14, 2023, we entered into a transaction for a private placement in our public equity (the “PIPE Investment”) whereby 50,000 shares of Common Stock were issued to an affiliate of Alleaves at $10.00 per share for total cash proceeds of $0.5 million. The proceeds from the PIPE Investment were used to finance the termination fee and related expenses of $0.2 million to a third party in accordance with the Initial SPA (see Note 4) and the remainder was allocated for ongoing operating expenses.

Convertible Redeemable Preferred Stock

On October 4, 2022, we completed an offering 400,000 of shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Convertible Redeemable Preferred Stock”), at an offering price of $9.50 per share, representing a 5 percent original issue discount to the stated value of $10.00 per share, for gross proceeds of approximately $4.75 million in the aggregate, before the deduction of $0.4 million for fees and offering expenses of our financial advisor. We also incurred and paid approximately $0.1 million of other issue costs attributable to third-party professional and legal fees. The aggregate net proceeds (after deducting the fees and expenses of our financial advisor) together with the additional amount to provide for the 105 percent redemption premium, or $0.5 million, on the Convertible Redeemable Preferred Stock was deposited in an account with an escrow agent. The shares of the Convertible Redeemable Preferred Stock were convertible, at a conversion price of $5.00 per share (subject in certain circumstances to adjustments), into shares of our Common Stock, at the option of the holders and, in certain circumstances, by the Company.

On November 7, 2022, we held a special meeting of stockholders to consider an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation (the “Charter”), to effect a reverse stock split of 20-for1 (the “Reverse Stock Split”) as determined by our Board of Directors. The holders of the Convertible Redeemable Preferred Stock agreed to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Convertible Redeemable Preferred Stock until the Reverse Stock Split, voted the shares of the Series A Preferred Stock purchased in the offering in favor of the Amendment and voted the shares of the Series B Preferred Stock purchased in the offering in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that did not vote), the Company’s Special Voting Preferred Stock (excluding any proportion of the Special Voting Preferred Stock that did not vote) and Series A Preferred Stock voted on the Reverse Stock Split. The Reverse Stock Split required the approval of the majority of the issued and outstanding shares entitled to vote on the matter. Because the Series B Preferred Stock was automatically and without further action of the holder voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted), the Company’s Special Voting Preferred Stock (excluding any proportion of the Special Voting Preferred Stock  that was not voted) and Series A Preferred Stock voted on the Reverse Stock Split, abstentions by common stockholders did not have any effect on the votes cast by the holders of the Series B Preferred Stock. The Amendment was approved on November 7, 2022 and the Reverse Stock Split was effectuated at 12:01 a.m. Eastern Standard Time on November 8, 2022.

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

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

 Notes to Consolidated Financial Statements

Series C Preferred Stock

On December 14, 2023, the Company designated and authorized 3,244 shares of Series C Preferred Stock with a par value of $1,000 per share. Each share of the Series C Preferred Stock would have voting power equivalent to 2,000 shares of Common Stock. On December 20, 2023, each of the holders of the Senior Convertible Notes received 1,711 shares of Series C Preferred Stock (3,422 shares in total) in exchange for $1.711 million in principal amount of the Senior Convertible Notes ($3.422 million on a combined basis). In connection with the closing of the Merger and pursuant to the Section 3(a)(9) Exchange Agreements, on February 9, 2024, all 3,244 shares of Series C Preferred Stock were exchanged for 756,746 shares of Common Stock.

Special Voting Preferred Stock and Exchangeable Shares

In connection with a transaction in July 2020 in which we acquired Ample in exchange for 3,294,574 shares of exchangeable shares (the “Exchangeable Shares”), we issued a single share of our Special Voting Preferred Stock for the purpose of ensuring that each Exchangeable Share is substantially the economic and voting equivalent of 1/400 of a share of Akerna Common Stock and that each Exchangeable Share was exchangeable on a 400-for-one basis for a share of Akerna Common Stock, subject to certain limitations and adjustments, including adjustments to reflect the Reverse Stock Split. Each holder of Exchangeable Shares effectively had the ability to cast votes along with holders of Akerna Common Stock. The Exchangeable Shares did not have a par value. The Special Voting Preferred Stock had a par value of $0.0001 per share and a preference in liquidation of $1.00. The Special Voting Preferred Stock entitled the holder to an aggregate number of votes equal to 1/400 of the number of the Exchangeable Shares issued and outstanding from time to time. The holder of the Special Voting Preferred Stock and the holders of shares of Akerna Common Stock would both vote together as a single class on all matters submitted to a vote of our stockholders.

During the years ended December 31, 2023 and 2022, several Ample shareholders exchanged a total of 37,188 and 23,614 Exchangeable Shares with values of $0.3million and $0.2 million for 93 and 59 shares of Akerna Common Stock, respectively. The exchanges were accounted for as equity transactions and we did not recognize a gain or loss on these transactions. As of December 31, 2023, there were a total of 248,484 exchangeable shares remaining as issued and outstanding which could be exchanged for 621 shares of Akerna Common Stock. Upon completion of the Merger on February 9, 2024, the Special Voting Preferred Stock was cancelled and the Exchangeable Shares were converted to shares of Common Stock of Gryphon.

ATM Program

In 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) and A.G.P./Alliance Global Partners (“AGP”) pursuant to which we could offer and sell from time to time, up to $25 million of shares of our Common Stock through an “at the market” equity offering program (the “2021 ATM Program”). From its inception through September 23, 2022, a total of 5,931 shares of Common Stock with an aggregate gross purchase price of $2.7 million, including 4,540 shares with an aggregate gross purchase price of $0.8 million sold during 2022, were sold under the 2021 ATM Program. On September 23, 2022, we, Oppenheimer and AGP mutually agreed to terminate the 2021 ATM Program.

On September 28, 2022, we entered into a new agreement with AGP pursuant to which we may offer and sell up to $20.0 million of shares of our Common Stock (the “2022 ATM Program”) from time to time through AGP as the sales agent for which they will receive a commission of 3.0% of the gross proceeds. Through December 31, 2022, we sold a total of 27,607 shares of Common Stock with an aggregate gross purchase price of $1.1 million under the 2022 ATM Program. The 2022 ATM Program was not available to us during 2023 due to certain restrictions imposed by the registration statement underlying the offering (the “Baby Shelf Limitation”). Under the Baby Shelf Limitation, we were not able to offer Common Stock under the registration statement with a value of more than one-third of the aggregate market value of our Common Stock held by non-affiliates in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

2022 Unit Offering

On July 5, 2022, we completed the 2022 Unit Offering which was comprised of an aggregate of (i) 29,382,861 units consisting of 73,457 shares of Common Stock together with Common Stock warrants (the “Common Warrants”) to purchase up to 73,457 shares of Common Stock (together, the “Units”) and (ii) 14,095,400 pre-funded units, consisting of 14,095,400 pre-funded warrants (“Pre-funded Warrants”) to purchase 35,239 shares of Common Stock, together with Common Warrants to purchase up to 35,239 shares of Common Stock (together, the “Pre-funded Units”). The Units were sold at a public offering price of $92.00 per unit and the Pre-funded Units were sold at a public offering price of $91.96 per pre-funded unit. The Pre-Funded Warrants were exercised immediately thereafter at their nominal exercise price of $0.04 per share. The Common Warrants accompanying each of the Units and Pre-funded Units were issued separately and were immediately tradeable separately upon issuance. The Common Warrants have an exercise price of $92.00 per share subject to certain adjustments, were immediately exercisable and will expire five years from the date of issuance. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Common Warrants was reduced to $70.36 per share effective October 5, 2022.

We granted the Underwriter a 45-day option from the effective date of the 2022 Unit Offering to purchase from us (i) additional shares of Common Stock and/or (ii) Common Warrants and/or (iii) Pre-Funded Warrants, in any combination thereof solely to cover over-allotments(the “Over-allotment Option”); however, the Over-allotment Option expired unexercised on August 14, 2022. In addition, we issued to the Underwriter warrants to purchase additional shares of Common Stock (the “Underwriter Warrants”). Upon the expiration of the Over-allotment Option, the Underwriter Warrants provided for the purchase of up to 5,435 shares of Common Stock. The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after June 29, 2022 (the “Effective Date”) and ending five years from the Effective Date, at a price per share equal to $92.00, subject to certain adjustments. In connection with the Convertible Redeemable Preferred Stock offering, the exercise price of the Underwriter Warrants was reduced to $70.36 per share effective October 5, 2022. The Underwriter Warrants may be transferred by the Underwriter without restriction during the same period.

The Unit Offering closed on July 5, 2022 and we received net proceeds of approximately $9.2 million after deducting underwriting discounts and commissions and related expenses including legal and other professional fees. In connection with the Convertible Notes Amendment, a total of $7.0 million of the proceeds were deposited into restricted cash accounts. We used the remaining net proceeds from the 2022 Unit Offering for general corporate purposes, including working capital, marketing, product development and capital expenditures. As of December 31, 2023, a total of 45,652,174 warrants exercisable for 114,130 shares of Common Stock remain outstanding from the 2022 Unit Offering including 43,478,261 Common Warrants exercisable for 108,696 shares of Common Stock and 108,696 Underwriter Warrants exercisable for 5,435 shares of Common Stock. In accordance with our policy, we assessed the warrants issued in connection with the 2022 Unit Offering and determined that there are no instances outside of the Company’s control that could require cash settlement. In addition, we determined that the warrants issued in connection with the 2022 Unit Offering do not meet the definition of a derivative as they are indexed to the Company’s Common Stock and they satisfy all of the additional qualifications to be classified within equity. Accordingly, the net proceeds of $9.2 million were recorded as: (i) an increase to Common Stock of $11 representing the issuance of 73,457 shares of Common Stock attributable to the Units and the issuance of 35,239 shares of Common Stock from the exercise of the Pre-funded Warrants, both at their par value of $0.0001 per share and (ii) an increase to Additional Paid-In Capital of $9.2 million for the amounts received over par value less the underwriting discounts and commissions and related expenses including legal and other professional fees.

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

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Upon completion of the Mergers between MTech and MJF on June 17, 2019, the MTech Public Warrants and the MTech Private Warrants were converted to the 2019 Public Warrants and the Private Warrants, respectively, at an exchange ratio of one-for-one to a warrant to purchase one share of Akerna’s Common Stock with identical terms and conditions. Concurrent with the Reverse Stock Split, the exchange ratio of the 2019 Public Warrants and the Private Warrants was changed to 400 warrants for one share of Common Stock. The Private Warrants have contingent exercise provisions such that when the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company. Accordingly, the requirements for accounting for the Private Warrants as equity are not satisfied and the Private Warrants have been reflected on our consolidated balance sheets as a derivative liability and are not included the summary of outstanding warrants presented below.

Outstanding Warrants

The following table summarizes our warrants outstanding as of the dates presented:

	Exercise Price	Expiration Date	As of December 31, 2022	Issued	Exercised	Expired	As of December 31, 2023
2019 Public Warrants (1)	$4,600.00	6/19/2024	5,813,804	—	—	—	5,813,804
2022 Unit Offering
Common Warrants (2)	$70.36	6/29/2027	43,478,261	—	—	—	43,478,261
Underwriter Warrants (2)	$70.36	6/29/2027	2,173,913	—	—	—	2,173,913
			51,465,978	—	—	—	51,465,978

(1)	The 2019 Public Warrants are exercisable for 14,535 shares of Common Stock at $4,600.00 per share or a ratio of 400 warrants for one share of Common Stock.

(2)	The Common Warrants and Underwriter Warrants are exercisable for a combined amount of 114,130 shares of Common Stock at $70.36 per share or a ratio of 400 warrants for one share of Common Stock.

Upon completion of the Merger on February 9, 2024, each of the outstanding warrants to purchase Common Stock referenced in the table above were cancelled and were converted to shares of Common Stock of Gryphon.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 12 –  Stock-Based Compensation and Other Benefit Plans

On June 17, 2019, our stockholders considered and approved the 2019 Long Term Incentive Plan, or the Equity Incentive Plan, and reserved an initial 1,040,038 shares of Akerna Common Stock for issuance thereunder. In June 2020 and May 2022, our stockholders approved amendments to the Equity Incentive Plan increasing the number of shares authorized for issuance thereunder by 525,000 and 2,934,962, respectively. Subsequent to these amendments, the total number of shares authorized for issuance thereunder was 4,500,000 prior to the Reverse Stock Split. After giving effect to the Reverse Stock Split and further for the reverse stock split in connection with the Merger, the adjusted number of shares authorized for issuance was 11,250. As of December 31, 2023, there were 8,714 authorized shares remaining available for issuance.

The Equity Incentive Plan is administered by the compensation committee of our Board of Directors and provides for the offering of awards to employees, officers, directors and consultants in the form of restricted stock, restricted stock units, or RSUs, options, stock appreciation rights, or SARs, and other stock-based awards. Since the Formation Mergers, we have only granted RSUs that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date or the first day of the service period. We have not granted any restricted stock, options, SARs or other stock-based awards since the Formation Mergers. Certain awards granted by MJF prior to the Formation Mergers were exchanged for and became subject to restricted stock agreements, or Restricted Shares, with varying vesting terms that reflect the vesting conditions applicable to the predecessor awards at the time of the Formation Mergers.

A summary of our unvested Restricted Shares and RSUs activity is presented in the table below:

	Restricted Shares	Restricted Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	81	1,709	1,790	$2,188.00
Granted	—	707	707	270.80
Vested	(64)	(1,124)	(1,188)	1,081.20
Forfeited	—	(739)	(739)	2,248.20
Unvested as of December 31, 2022	17	553	570	$1,793.20
Granted	—	—	—	—
Vested	(17)	(259)	(276)	2,045.80
Forfeited	—	(113)	(113)	1,372.40
Unvested as of December 31, 2023	—	181	181	$1,801.00

For the years ended December 31, 2023 and 2022 we recognized stock-based compensation expense related to the ratable amortization of the unvested Restricted Shares and RSUs of $0.4 million, and $0.9 million, respectively. During the year ended December 31, 2022, we capitalized less than $0.1 million in stock-based compensation costs as software development cost and no amounts were capitalized during the year ended December 31, 2023. A total of $0.3 million of unrecognized costs as of December 31, 2023 related to RSUs will be ratably recognized over an estimated weighted average remaining vesting period of 0.87 years.

Employee Benefit Plan

We have a 401(k) Plan (the “401(k) Plan”) to provide retirement benefits for our employees. Employees may contribute up to a portion of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as updated annually by the Internal Revenue Service. We do not offer a match of employee contributions nor any discretionary contributions.

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 13 – Fair Value

Fair Value Measurement – Contingent Consideration

In connection with our acquisition of 365 Cannabis in October 2021, the 365 Cannabis selling shareholders had the potential to earn contingent consideration payable in Common Stock or cash if certain revenue criteria were met (the “Earn-out Obligation”). The fair value of the Earn-out Obligation, on the date of acquisition of 365 Cannabis was $6.3 million. The Earn-out Obligation was reduced by $3.0 million in September 2022 in connection with the finalization of the purchase accounting associated with the acquisition of 365 Cannabis. The carrying amount of the Earn-out Obligation was further reduced to its fair value of $2.3 million on December 31, 2022 in connection with the sale of 365 Cannabis that was completed in January 2023. The corresponding adjustments have been reflected in the loss from discontinued operations for the year ended December 31, 2023 (see Note 15).

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

For the Senior Secured Notes, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair value from January 1, 2022 to December 31, 2023:

Senior Convertible Notes
Beginning fair value balance - January 1, 2022	$17,305,000
Principal payments in cash and Common Stock	(5,337,273)
Change in fair value reported in the statements of operations	2,884,273
Change in fair value reported in other comprehensive income	(245,000)
Ending fair value balance - December 31, 2022	$14,607,000
Principal payments in cash and Common Stock	(11,526,457)
Change in fair value reported in the statements of operations	370,457
Change in fair value reported in other comprehensive income	48,000
Ending fair value balance - December 31, 2023	$3,499,000

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

The estimated fair value of the Senior Convertible Notes was computed using Monte Carlo simulations, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined by GAAP.  The unobservable inputs utilized for measuring the fair value of the Senior Convertible Notes reflect our assumptions about the assumptions that market participants would use in valuing the Senior Convertible Notes as of the issuance date and subsequent reporting periods.

We determined the fair value of the Senior Convertible Notes by using the following key inputs to the Monte Carlo Simulation Model:

	As of December 31,
Fair Value Assumptions - Senior Convertible Notes	2023	2022
Face value principal payable	$3,136,271	$14,662,727
Conversion prices, as adjusted for the Reverse Stock Split and certain securities offerings	$95.00	$95.00
Value of Common Stock on measurement date	$8.80	$13.80
Expected term (years)	0.8	1.8
Volatility	96%	77%
Market yield (range)	38.2 to 38.4%	43.9 to 44.3%
Risk free rate	4.1%	4.4%
Issue date	October 5, 2021	October 5, 2021
Maturity date	October 5, 2024	October 5, 2024

Fair Value Measurement – Private Warrants

For the Private Warrants, which are classified as derivative liabilities on our consolidated balance sheets and measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Fair value balance at beginning of period	$—	$63,178
Change in fair value reported in the statements of operations	—	(63,178)
Fair value balance at end of period	$—	$—

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

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

We estimated the fair value by using the following key inputs:

	As of December 31,
Fair Value Assumptions - Private Warrants	2023		2022
Number of Private Warrants	225,635		225,635
Exercise price, as adjusted for the Reverse Stock Split	$4,600.00		$4,600.00
Value of Common Stock on measurement date	$8.80		$13.80
Expected term (years)	0.46		1.46
Volatility	NM	%	NM
Risk free rate	NM	%	NM

Fair Value Measurement – 2022 Unit Offering Common and Underwriter Warrants

The fair value of the Common Warrants and Underwriter Warrants issued in connection with the 2022 Unit Offering represent a measurement within Level 3 of the fair value hierarchy and were estimated based on the following key inputs as of the date of the 2022 Unit Offering:

Fair Value Assumptions - 2022 Common and Underwriter Warrants	July 5, 2022
Exercise price as adjusted for the Reverse Stock Split	$70.36
Expected term (years)	5.0
Volatility	136.9%

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

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 14 – Loss Per Share

During the year ended December 31, 2023, we used the “two-class” method to compute net loss per share because we issued securities other than common shares that are economically equivalent to a common share in that the class of stock has the right to participate in dividends should a dividend be declared payable to holders of Common Stock. These participating securities were the Exchangeable Shares issued by our wholly owned subsidiary in exchange for interests in Ample. The two-class method requires earnings for the period to be allocated between common shares and participating securities based on their respective rights to receive distributed and undistributed earnings. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the Exchangeable Shares have no obligation to fund losses. The Amended and Restated Secured Promissory Note is convertible into Common Stock upon the upon the closing of the Sale Transaction; however, this contingency was not met as of December 31, 2023 and, accordingly, the conversion feature is not considered a common stock equivalent as of December 31, 2023.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of potential outstanding common shares that would have been anti-dilutive for the period. The table below details potentially outstanding shares on a fully diluted basis that were not included in the calculation of diluted earnings per share:

	Year Ended December 31,
	2023	2022
Shares issuable upon the exchange of Exchangeable Shares	621	714
Warrants:
2019 Public Warrants	14,535	14,535
2022 Unit Offering - Common Warrants	108,696	108,696
2022 Unit Offering - Underwriter Warrants	5,435	5,435
Unvested RSUs	182	554
Unvested restricted stock awards	—	17
Shares issuable upon conversion of the Senior Convertible Notes	33,014	154,345
Total	162,483	284,296

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

Note 15 – Discontinued Operations

As discussed in Notes 1 and 4, we committed to a strategic shift in our business strategy and a complete exit from the SaaS business serving the cannabis industry. In support of that effort, we disposed of the Disposal Group through a series of sale transactions during 2023. We also effectively abandoned the Trellis, Solo and Viridian business units during 2023. Finally, we committed to the sale of MJF which closed in February 2024 in connection with the Sale Transaction and the Merger.

We sold 365 Cannabis in January 2023 for cash proceeds of $0.5 million and the termination and release of the Earn-out Obligation. In accordance with the agreement to sell 365 Cannabis, which was entered into in 2022, we and the buyers agreed that the value of the Earn-out Obligation was $2.3 million, a reduction of $4.0 million from the original estimate. The gain associated with the reduction in estimate was recognized in the results of discontinued operations for the year ended December 31, 2022 in the table below. The Earn-out Obligation was reflected as Contingent consideration payable on our consolidated balance sheet as of December 31, 2022. We also sold LCA for cash proceeds of $0.1 million in January 2023. In connection with the sales of 365 Cannabis and LCA, we recognized a gain on the sale of discontinued operations of $0.2 million during the year ended December 31, 2023. The gain was primarily attributable to changes in the value of 365 Cannabis’ and LCA’s working capital from December 31, 2022 through the date that these transactions closed. As disclosed below, impairments of long-lived assets were recorded for 365 Cannabis and LCA during the year ended December 31, 2022 prior to the commitments to sell these business units.

In December 2023, we sold Ample for cash proceeds of $0.638 million. Prior to our commitment to the sale, we recorded an impairment of Ample’s goodwill during the third quarter of 2023 and, in connection with the sale in the fourth quarter of 2023, we recorded impairments as disclosed below, to Ample’s goodwill and intangible assets in order to adjust the value of the business unit to its fair value. In accordance with the agreement to sell Ample, the buyer is permitted to seek post-closing adjustments for certain working capital items. The Company has 30 days to dispute any adjustments sought by the buyer and, if necessary, an additional 30 days to resolve any disputes. The maximum exposure for such adjustments is approximately $0.1 million.

Subsequent to their sales, we will have no future involvement or relationships with these businesses. As a result of these actions, the assets and liabilities and results of operations of the Disposal Group have been classified as being attributable to discontinued operations, respectively, for all periods presented.

The following table presents the major classes of assets and liabilities of the Disposal Group:

	As of December 31,
	2023	2022
Cash and restricted cash	$—	$305,411
Accounts receivable, net	—	357,121
Prepaid expenses & other current assets	—	666,252
Fixed assets	—	63,764
Capitalized software, net	—	1,483,111
Intangible assets, net	—	5,406,094
Goodwill	—	1,708,303
Total assets	$—	$9,990,056

Accounts payable, accrued expenses and other current liabilities	$—	$1,437,661
Deferred revenue	—	994,713
Deferred revenue, noncurrent	—	217,083
Total liabilities	$—	$2,649,457

Current assets of discontinued operations	$—	$1,328,784
Noncurrent assets of discontinued operations	—	8,661,272
Total assets of discontinued operations	$—	$9,990,056

Current liabilities of discontinued operations	$—	$2,432,374
Noncurrent liabilities of discontinued operations	—	217,083
Total liabilities of discontinued operations	$—	$2,649,457

Gryphon Digital Mining, Inc. (formerly known as Akerna Corp.)

Notes to Consolidated Financial Statements

The following table summarizes the results of operations of the Disposal Group:

	For the Years Ended December 31,
	2023	2022
Revenue	$2,412,534	$12,640,170
Cost of revenue	575,246	2,919,208
Gross profit	1,837,288	9,720,962
Research and development	527,301	2,409,740
Sales and marketing	421,049	4,646,997
General and administrative	118,133	798,837
Depreciation and amortization	891,708	3,412,717
Impairment of long-lived assets	3,065,365	35,249,975
Changes in fair value of contingent consideration	—	(4,016,194)
Other expense, net	1,833	—
Interest expense	—	746
Loss from discontinued operations before income taxes	(3,188,101)	(32,781,856)
Income tax benefit	—	2,117
Loss from discontinued operations, net of tax	(3,188,101)	(32,779,739)
Gain on sale of discontinued operations, net of tax	212,601	—
Net loss from discontinued operations, net of tax	$(2,975,500)	$(32,779,739)

The $3.1 million charge for impairments of long-lived assets for the year ended December 31, 2023 are related to goodwill ($1.7 million) and intangible assets ($1.4 million), both of which were attributable to Ample. The $35.2 million charge for impairments of long-lived assets for the year ended December 31, 2022 are related to goodwill ($25.0 million), intangible assets ($9.9 million) and capitalized software ($0.3 million). Of this total, the amounts were attributed as follows: (i) $22.2 million to 365 Cannabis, (ii) $12.4 million to Ample, and (iii) $0.6 million to LCA. The Disposal Group incurred capital expenditures for capitalized software assets of $1.7 million for the year ended December 31, 2022 and no amounts were capitalized during the year ended December 31, 2023. There were no material non-cash investing and financing activities attributable to the Disposal Group for the year ended December 31, 2023. During the year ended December 31, 2022, there were two material non-cash investing and financing activities attributable to the original acquisition of 365 Cannabis. In connection with the finalization of the purchase accounting for 365 Cannabis in 2022, a total of 13,988 shares of Common Stock were returned to us for a value of $0.9 million and we recorded a non-cash reduction of $0.2 million in accrued expenses in connection with a working capital settlement.