Form 10-Q
period 2024-03-31
Gryphon Digital Mining, Inc.
filed 2024-05-14
CIK 1755953

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from / to

Commission file number 001-39096

GRYPHON DIGITAL MINING, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 N. Town Center Drive, Suite 100, Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (877) 646-3374

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GRYP	Nasdaq Stock Market LLC

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

As of May 13, 2024, there were 39,272,199 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our need to, and difficulty in, raising additional capital;

●	downturns in the Cryptocurrency industry;

●	inflation;

●	increased interest rates;

●	the inability to procure needed hardware;

●	the failure or breakdown of mining equipment, or internet connection failure;

●	access to reliable and reasonably priced electricity sources;

●	cyber-security threats;

●	our ability to obtain proper insurance;

●	construction risks;

●	banks and other financial institutions ceasing to provide services to our industry;

●	changes to the Bitcoin network’s protocols and software;

●	the decrease in the incentive to mine Bitcoin;

●	the increase of transaction fees related to digital assets;

●	the fraud or security failures of large digital asset exchanges;

●	future digital asset, technological and digital currency development;

●	the regulation and taxation of digital assets like Bitcoin; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 36 of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed or incorporated by reference in this prospectus supplement and the accompanying prospectus may not occur.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in the foregoing documents by these cautionary statements.

ii

Gryphon Digital Mining, Inc.

(formerly Akerna Corp.)

Condensed Consolidated Balance Sheets

	As of March 31, 2024 (Unaudited)	As of December 31, 2023

Assets
Current assets
Cash and cash equivalents	$1,737,000	$915,000
Restricted cash	-	8,000
Accounts receivable	290,000	486,000
Prepaid expense	708,000	581,000
Marketable securities	187,000	403,000
Digital assets held for other parties	-	908,000
Digital assets	4,173,000	2,097,000
Total current assets	7,095,000	5,398,000

Mining equipment, net	10,167,000	12,916,000
Deposits	420,000	420,000
Intangible assets	100,000	100,000
Total assets	$17,782,000	$18,834,000

Liabilities and Stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$7,150,000	$3,649,000
Liability related to digital assets held for other parties	-	916,000
Note payable – current portion	23,042,000	14,868,000
Total current liabilities	30,192,000	19,433,000

Note payable – long term	-	-
Total liabilities	30,192,000	19,433,000

Stockholders’ deficit
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 38,013,164 and 25,109,629 shares issued and outstanding, respectively	3,000	2,000
Additional paid-in capital	45,767,000	46,599,000
Subscription receivable	-	(25,000)
Accumulated deficit	(58,180,000)	(47,175,000)
Total stockholders’ deficit	(12,410,000)	(599,000)
Total liabilities and stockholders’ deficit	$17,782,000	$18,834,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Gryphon Digital Mining, Inc.

(formerly Akerna Corp.)

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

	2024	2023
Revenues
Mining activities	$7,490,000	$4,840,000
Management services	-	236,000
Total revenues	7,490,000	5,076,000

Operating expenses
Cost of revenues (excluding depreciation shown below)	4,837,000	2,737,000
General and administrative expenses	2,461,000	1,354,000
Stock-based compensation	208,000	(1,152,000)
Impairment of digital assets	-	1,000
Unrealized gain on digital assets	(1,703,000)	-
Realized gain on disposition of digital assets	-	(157,000)
Depreciation expense	3,247,000	3,981,000
Total operating expenses	9,050,000	6,764,000
Loss from operations	(1,560,000)	(1,688,000)

Other expense
Unrealized (loss) gain on marketable securities	(216,000)	63,000
Realized gain from use of digital assets	-	2,881,000
Loss on asset disposal	-	(53,000)
Change in fair value of notes payable	(9,638,000)	(8,189,000)
Other income	-	266,000
Interest expense	(330,000)	(190,000)
Total other expense	(10,184,000)	(5,222,000)

Loss before provision for income taxes	(11,744,000)	(6,910,000)
Provision for income taxes	-	-
Net loss	$(11,744,000)	$(6,910,000)

Net loss per share, basic and diluted	(0.36)	(0.28)
Weighted average shares outstanding – basic and diluted	32,436,759	24,872,947

See accompanying notes to these unaudited condensed consolidated financial statements.

Gryphon Digital Mining, Inc.

(formerly Akerna Corp.)

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Three Months Ended March 31, 2024, and 2023

	Series Seed Preferred Stock		Series Seed II Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	8,845,171	$-	460,855	$-	25,109,629	$2,000	$46,599,000	$(25,000)	$(47,175,000)	$(599,000)
Revaluation of Digital asset	-	-	-	-	-	-	-	-	739,000	739,000
Common stock issued for cash	-	-	-	-	493,791	-	1,395,000	-	-	1,395,000
Series Seed Preferred Stock converted to common stock	(8,845,171)	-	-	-	8,845,171	1,000	(1,000)	-	-	-
Series Seed II Preferred Stock converted to common stock	-	-	(460,855)	-	460,855	-	-	-	-	-
Common stock issued for vesting of RSUs	-	-	-	-	28,070	-	55,000	-	-	55,000
Common stock issued for exercise of warrants	-	-	-	-	165,622	-	-	-	-	-
Common stock issued for acquisition of Akerna’s net book value	-	-	-	-	2,910,026	-	(2,256,000)	-	-	(2,256,000)
Cancelation of stock subscription receivable	-	-	-	-	-	-	(25,000)	25,000	-	-
Net loss	-	-	-	-	-	-	-	-	(11,744,000)	(11,744,000)
Balance as of March 31, 2024	-	$-	-	$-	38,013,164	$3,000	$45,767,000	$-	$(58,180,000)	$(12,410,000)

	Series Seed Preferred Stock		Series Seed II Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2022	8,845,171	$-	460,855	$-	24,856,428	$2,000	$45,303,000	$(25,000)	$(18,576,000)	$26,704,000
Common stock issued for compensation	-	-	-	-	71,975	-	395,000	-	-	395,000
Restricted common stock awards issued for compensation	-	-	-	-	10,796	-	225,000	-	-	225,000
Additional paid-in capital for services contributed by the Company’s president	-	-	-	-	-	-	63,000	-	-	63,000
Net loss	-	-	-	-	-	-	-	-	(6,910,000)	(6,910,000)
Balance as of March 31, 2023	8,845,171	$-	460,855	$-	24,939,199	$2,000	$45,986,000	$(25,000)	$(25,486,000)	$20,477,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Gryphon Digital Mining, Inc.

(formerly Akerna Corp.)

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,744,000)	$(6,910,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Impairment loss on digital assets	-	1,000
Realized gain from use of digital assets	-	(2,881,000)
Realized gain on disposition of digital assets	-	(157,000)
Unrealized gain on digital assets	(1,703,000)	-
Depreciation expense	3,247,000	3,981,000
Forfeiture of restricted stock grants	-	(1,515,000)
Compensation cost related to restricted common stock awards	208,000	300,000
Compensation for services contributed by the Company’s President	-	63,000
Unrealized loss (gain) on marketable securities	216,000	(63,000)
Loss on asset disposal	-	53,000
Change in fair value of notes payable	9,638,000	8,085,000
Interest expense	287,000	184,000
Digital asset revenue	(7,490,000)	(4,840,000)
Changes in operating assets and liabilities
Proceeds from sale of digital assets	6,106,000	5,542,000
Accounts receivable	485,000	(415,000)
Prepaid expense	(28,000)	17,000
Accounts payable and accrued liabilities	(205,000)	368,000
Net cash (used in) provided by operating activities	(983,000)	1,807,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mining equipment	-	(42,000)
Net cash used in investing activities	-	(42,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,395,000	-
Cash acquired in connection with the reverse recapitalization	500,000	-
Payment for insurance payable	(90,000)	(18,000)
Net cash provided by (used in) financing activities	1,805,000	(18,000)

Net change in cash	822,000	1,747,000

Cash-beginning of period	915,000	269,000
Cash-end of period	$1,737,000	$2,016,000

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$1,737,000	$2,016,000
Restricted cash	-	2,000
Cash and cash equivalents and restricted cash	$1,737,000	$2,018,000

Non-Cash investing and financing activities:
Value of common stock issued for acquisition of Akerna’s net book value	$(2,256,000)	$-
Accrued compensation for issuance of common stock	$55,000	$-
Digital assets used for principal and interest payment of note payable	$1,750,000	$4,818,000

See accompanying notes to these unaudited condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Gryphon Digital Mining, Inc. (“Gryphon”), which originally began operations as Ivy Crypto, Inc., was incorporated under the provisions and by the virtue of the provisions of the General Corporation Law of the State of Delaware on October 22, 2020, with its office located in Las Vegas, Nevada. Gryphon operates a digital asset (commonly referred to as cryptocurrency) mining operation using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for cryptocurrency rewards (primarily Bitcoin). Gryphon became a publicly held entity in February 2024 upon the completion of a reverse merger transaction (the “Merger”) with Akerna Corp., herein referred to as we, us, our, the Company or Akerna. These interim condensed consolidated financial statements and notes thereto, including disclosures for certain activities up to and including the February 9, 2024 (the “Effective Date”) the date of the Merger, are exclusively attributable to the operations of Ivy Crypto, Inc. The common stock, $0.0001 par value (“Common Stock”) is traded on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “GRYP” after February 9, 2024.

The legacy Akerna (“Legacy Akerna’) was formed upon completion of the mergers between MTech Acquisition Corp. (“MTech”) and MJ Freeway, LLC (“MJF”) on June 17, 2019 as contemplated by the Merger Agreement dated October 10, 2018, as amended (the “Formation Mergers”). Akerna provided software as a service (“SaaS”) solutions within the cannabis industry that enabled regulatory compliance and inventory management through several wholly-owned subsidiaries including MJF, Trellis Solutions, Inc. (“Trellis”), Ample Organics, Inc. (“Ample”), Last Call Analytics (“LCA”), solo sciences, inc. (“Solo”), Viridian Sciences, Inc. (“Viridian”), and The NAV People, Inc. d.b.a. 365 Cannabis (“365 Cannabis”). Our common stock, $0.0001 par value (“Common Stock”) was traded on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “KERN” through February 9, 2024.

Prior to the merger date of February 9, 2024, Legacy Akerna committed to a number of significant actions that collectively represented a strategic shift in its business strategy and a complete exit from the SaaS business serving the cannabis industry. The shift was effectuated in a two-part exit strategy whereby Legacy Akerna management (i) disposed of its component SaaS business units in advance of (ii) the Merger with Gryphon, an entity unaffiliated with the SaaS and cannabis industries.

Reverse Merger with Legacy Ivy Crypto, Inc.

On January 27, 2023, Akerna entered into an agreement and plan of merger, as amended on April 28, 2023 and June 14, 2023 (the “Merger Agreement”) with Ivy Crypto, Inc. (formerly known as Gryphon Digital Mining, Inc. (“Ivy”) and its wholly-owned subsidiary Gryphon Opco I LLC. On February 9, 2024, concurrent with the closing of the Sale Transaction, Legacy Akerna merged with and into Ivy, with Ivy surviving the Merger as a wholly-owned subsidiary of Akerna. Following the closing of the Merger, the former Ivy and Akerna stockholders immediately before the Merger owned approximately 92.5 percent and 7.5 percent, respectively, of the outstanding capital stock on a fully diluted basis which effectively resulted in a change in control of the Company. Upon completion of the Merger, Akerna changed its name to Gryphon.

On February 9, 2024, the Company completed the transactions contemplated by the Merger Agreement (the “Merger”). Under the terms of the Merger Agreement, Akerna Merger Co. (“Merger Sub”) merged with and into Ivy, with Ivy surviving as a wholly-owned subsidiary of Akerna. On the Effective Date of the Merger, each share of Ivy’s common stock, par value $0.0001 per share (the “Ivy Common Stock”), and Ivy’s preferred stock, par value $0.0001 per share (the “Ivy Preferred Stock,” collectively referred to herein with the Ivy Common Stock as the “Ivy Shares”), outstanding immediately prior to the Effective Date was converted into the right to receive approximately 1.7273744 shares of Gryphon common stock.  Each warrant to purchase common stock of Ivy that was issued and outstanding at the Effective Date remained issued and outstanding and were assumed by the Company and is exercisable for shares of common stock pursuant to its existing terms and conditions as adjusted to reflect the ratio of exchange of Ivy Shares for shares of common stock. In connection with the Merger, on February 8, 2024, Akerna filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Reverse Stock Split Amendment”). Because the Reverse Stock Split Amendment did not reduce the number of authorized shares of common stock, the effect of the Reverse Stock Split was to increase the number of shares of common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not modify any voting rights or other terms of the common stock. Eighty thousand and eight hundred and sixty four (80,864) fractional shares were issued in connection with the Reverse Stock Split. Immediately after giving effect to the Merger and the Reverse Stock Split, the Company had 38,038,533 shares of common stock outstanding. On February 9, 2024, the common stock began trading on the Nasdaq under the symbol “GRYP.” All share and per-share data presented in these unaudited condensed consolidated financial statements have been adjusted for the exchange ratio.

As contemplated by the Merger Agreement, Akerna’s operations were sold concurrently with the closure of the merger, so the Company’s operations after the Merger are those of Ivy.

Ivy is treated as the accounting acquirer in the Merger as its stockholders, board of directors, and management control the Company after the Merger, even though Akerna was the legal acquirer.  The Merger was treated as a reverse recapitalization of Ivy effected by a share exchange for a financial account and reporting purposes since all of Akerna’s operations were disposed of as part of the consummation of the Merger. Therefore, Ivy recorded no goodwill or other intangible assets as a result of the merger. The Merger was treated as if Ivy issued 2,910,026 shares of common stock for the $(2,256,000) net book value of Akerna. As a result, the assets, liabilities, and historical operations reflected in these financial statements are those of Ivy, as if Ivy had always been the reporting company.

The Akerna net book value of approximately $(2,256,000) consisted of $500,000 of cash, prepaid expense of approximately $98,000 and liabilities of approximately $2,854,000.

On April 20, 2022, Ivy formed a limited liability company named Gryphon Opco I LLC (“GOI”). GOI aims to engage in any activity for which limited liability companies may be organized in the State of Delaware.

Reclassification

Certain reclassifications have been made to the 2023 consolidated financial statements in order to conform to the current period presentations.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three-month periods ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Form 8-K filed with the SEC on April 1, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the ordinary course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.

Since the Company began revenue generation in September 2021, management has financed the Company’s operations through equity and debt financing and the sale of the digital assets earned through mining operations. On March 31, 2024, the Company had cash and cash equivalents totaling $1,737,000 and digital assets totaling $4,173,000.

The Company may incur additional losses from operations and negative cash outflows from operations in the foreseeable future. In the event the Company continues to incur losses, it may need to raise debt or equity financing to finance its operations until operations are cashflow positive. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time and will depend on several factors, including the market price for the underlying commodity mined by the Company and its ability to procure the required mining equipment and operate profitably. The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company’s future results are subject to substantial risks and uncertainties.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) subtopic 825-10, Financial Instruments (“ASC 825-10”) which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2024, and December 31, 2023, the Company had $1,487,000 and $673,000 in excess of the federal insurance limit, respectively. Also, the Company holds cash for third parties in the amount of $8,000 as of December 31, 2023. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

As of March 31, 2024, accounts receivable pertained to proceeds (fiat currency) not yet received for the sale of digital assets or cryptocurrencies due to the cut-off period. Management has assessed the consideration of credit risk, and subsequent to the reporting periods where a balance existed, the Company has received payment in full of all outstanding accounts receivable and, as such, does not believe an allowance is necessary.

As of December 31, 2023, accounts receivable includes amounts due from Sphere 3D under the Company’s master services agreement with Sphere 3D. The Company collected these amounts in the first quarter of 2024.

Prepaid Expense

Prepaid expense consists of payments for an insurance policy and are expected to be realized and consumed within twelve months after the reporting period.

Digital Assets Held for Other Parties

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 121, the Company records an obligation liability and a corresponding digital asset held for other parties’ assets based on the fair value of the cryptocurrency held for other parties at each reporting date. In accordance with ASC 820, the Company has fair valued these digital assets and the associated liability by using the quoted price of Bitcoin at closing by its Principal Market, Coinbase, on the reporting date. This balance also includes the cash balance held for other parties.

Digital Assets

Digital assets or cryptocurrencies, (including Bitcoin, Ethereum, DAI, and USDT) are included in current assets in the accompanying balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies obtained by the Company through its sale of common stock are accounted for based on the value of the specific digital asset on the date received.

Digital assets are included in current assets in the consolidated balance sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. Following the adoption of ASU 2023-08 on January 1, 2024, the Company measures digital assets at fair value with changes recognized in operating expenses in the consolidated statement of operations.

Mining Equipment

Mining equipment is stated at cost, including purchase price and all shipping and customs fees, and depreciated using the straight-line method over the estimated useful lives of the assets, generally three years for cryptocurrency mining equipment.

The Company reviews the carrying amounts of mining equipment when events or changes in circumstances indicate the assets may not be recoverable. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss, if any. Where it is not possible to estimate the recoverable amount of an individual asset, the Company estimates the recoverable amount of the cash-generating unit to which the asset belongs.

The recoverable amount is the higher of fair value less costs of disposal and value in use. In assessing value in use, the estimated future cash flows to be derived from continuing use of the asset or cash-generating unit are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. Fair value less costs of disposal is the amount obtainable from the sale of an asset or cash-generating unit in an arm’s length transaction between knowledgeable, willing parties, less the cost of disposal. When a binding sale agreement is not available, fair value less costs of disposal is estimated using a discounted cash flow approach with inputs and assumptions consistent with those of a market participant. If the recoverable amount of an asset or cash-generating unit is estimated to be less than its carrying amount, the carrying amount of the cash-generating unit is reduced to its recoverable amount. An impairment loss is recognized immediately in net income.

At the point in time a miner becomes inoperable and not repairable, the Company records an expense amounting to the carrying value, which is the cost basis less accumulated depreciation at the time of write off.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

In calculating the right-of-use asset and the lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and would then be re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. If there are stock-based derivative financial instruments, the Company will use a probability-weighted average series Binomial lattice option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Derivative liability will be measured initially and subsequently at fair value.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a distinct bundle of goods or services is identified.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Noncash consideration

●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time, or over time as appropriate.

Cryptocurrency mining:

The Company has entered into contracts with digital asset mining pool operators to provide the service of performing hash computations for the mining pool operator. The contracts are terminable at any time for any reason by either party without cause and without penalty and the Company’s enforceable right to compensation only begins when the Company provides the service of performing hash computations for the mining pool operator. The contract is for a continuous 24-hour period each day. The Company’s access and usage rights to the pool and service automatically renew for a successive 24-hour period (00:00:00 UTC and 23:59:59 UTC) unless terminated in accordance with the terms set forth by the terms of service. In exchange for performing hash computations for the mining pool, Gryphon is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are netted as a reduction of the transaction price). Gryphon’s fractional share is based on the proportion of hash computations Gryphon performed for the mining pool operator to the total hash computations contributed by all mining pool participants in solving the current algorithm during the 24-hour period. Hashrate is the measure of the computational power per second used when mining. It is measured in units of hash per second, meaning how many calculations per second that can be performed. The consideration the Company will receive, comprised of block rewards, transaction fees less mining pool operator fees are aggregated in a sub-balance account held by the mining pool operator. That balance, due to the Company, is calculated by the mining pool operator based on the hashrate provided and hash computations completed by the Company for the mining pool from midnight-to-midnight (00:00:00 UTC and 23:59:59) UTC time, and a sub-account balance is credited one hour later at 1AM UTC time. The balance is then withdrawn to the Company’s whitelisted wallet address, once a day, between the hours of 9am to 5pm UTC time. The rate of payment occurs once per day, as long as the minimum payout threshold of 0.01 bitcoin has accumulated in the sub-account balance, in accordance with the mining pool operator’s terms of service. Pursuant to ASC 606-10-55-42, the Company assessed if the customer’s option to renew represented a material right that represents a separate performance obligation and noted the renewal is not a material right. The definition of a material right is a promise in a contract to provide goods or services to a customer at a price that is significantly lower than the stand-alone selling price of the good or service. The mining pool operator does not provide any discounts and as such there is no economic benefit to the customer and as such a separate performance obligation does not exist under 606-10-55-42. In addition, there are no options for renewal that are separately identifiable from other promises in the contract such as an ability to extend the contract at a reduced price.

The performance obligation of the Bitcoin miner under the mining contracts with Foundry Pool USA involves the service of performing hash computations to facilitate the verification of digital asset transactions. The Company’s miners contribute computing power (i.e. hashrate) that perform hash calculations to the mining pool operator, engaging in the process of validating and securing transactions through the generation of cryptographic hashes. The mining pool then utilizes a specific mining algorithm (e.g. SHA-256) to submit shares (proof of work) to the mining pool’s server as they contribute to solving the cryptographic puzzles required to mine a block. The Company reviews and analyzes its individual pool performance using a dashboard provided by Foundry Pool USA that includes real-time statistics on hashrate, shares submitted and earnings. The service of performing hash computations in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing these services is the only performance obligation in the Company’s contracts with mining pool operators. The Company performs hash computations for one mining pool operator, Foundry USA. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block.

Regardless of the pool’s success, the Company will receive consistent rewards based on the number of valid shares it contributes. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. The Company measures the bitcoin at fair value on the date earned using the average price (calculated by averaging the daily open price and the daily close price) quoted by its Principal Market at the date the Company completed the service of performing hash computations for the mining pool operator. There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of each 24-hour period (00:00:00 UTC and 23:59:59 UTC), there are no remaining performance obligations. By utilizing the average daily price of bitcoin on the date earned, the Company eliminates any differences that may arise due to the volatility in trading price between bitcoin and fiat currency during the period where the Company establishes and completes the contract. The consideration is all variable. There is no significant financing component in these transactions.

If authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could affect the Company’s financial position and results from operations.

Master service agreement:

The Company entered into an agreement with Sphere 3D to be an exclusive provider of management services for all blockchain and cryptocurrency-related operations including but not limited to services relating to all mining equipment owned, purchased, leased, operated, or otherwise controlled by Sphere 3D and/or its subsidiaries and/or its affiliates at any location. For such services the Company will receive 22.5% of the net operating profit of all of Sphere 3D’s blockchain and cryptocurrency-related operations. The net operating profits in defined as the value of the digital asset mined less energy cost and profit paid to the host facility.

As Sphere 3D has the ultimate right to determine the facility location for each machine. The Company has the responsibility for the following:

1)	Ensuring the machines are installed in the facility selected by Sphere.

2)	Selecting and connecting the machines to a mining pool.

3)	To review the mining reports and maintain a wallet for the coins earned for the mining operation.

4)	To maintain a custodial wallet for the coins earned from the Sphere machines.

5)	To sell and/or transfer the coins at the request of Sphere.

At the time the digital assets are mined, they are transferred into the custodial wallet maintained by the Company. As of the receipt of the digital asset, the Company has completed its performance obligation, the transaction price is determinable, net operating profit can be calculated so that the Company can determine its revenue under the contract; therefore, the Company records as revenue the management fee received. On October 6, 2023, Sphere 3D delivered a termination notice to the Company with respect to the Sphere MSA, largely on the basis of the allegations made by Sphere 3D in the litigation discussed in Note 8 – Commitments and Contingencies.

Cost of Revenues

The Company’s cost of revenue consists primarily of direct costs of earning bitcoin related to mining operations, including electric power costs, other utilities, labor, insurance whether incurred directly from self-mining operations or reimbursed, including any revenue sharing arrangements under co-location agreements, but excluding depreciation and amortization, which are separately stated in the Company’s Consolidated Statements of Operations.

ASC 606-10-32-25 through 32-27 in the FASB ASC provides guidance on the consideration of whether fees paid to a mining pool operator should be considered payments to a customer and treated as a reduction of the transaction price or revenue. The Company’s management reviewed the standards and completed the following assessment.

Identifying the Customer: ASC 606-10-32-25 states that an entity should determine whether the counterparty to a contract is a customer. If the counterparty is a customer, the entity should apply the revenue recognition guidance to that contract. Under ASC 606-10-32-25, the Company identified the mining pool operator as the customer as the Company entered into a contractual agreement with the pool operator whereas the Company is to provide services in the form of contributing hashing power to the pool.

Mining Pool Operator as a Customer: As the Company has determined the mining pool operator to be a customer, any fees paid to the mining pool operator would be part of the transaction price of the contract. Any fees paid by the Company as a miner to the pool operator would be revenue earned by the pool operator, and the pool operator is treated as the customer.

Transaction Price: ASC 606-10-32-26 provides guidance on determining the transaction price. The Company considered the effects of variable consideration, constraints on variable consideration, the existence of a significant financing component in the contract, and non-cash consideration. The Company receives variable consideration given the variable nature of the amount of mining power (hashrate) contributed on a daily basis (24-hour period per recurring contract term). The Company completes an analytical procedure as part of its monthly close process to determine the reasonableness of consideration received. There are no significant financing components of the transaction or delays in the timing of payments from the customer to the Company, whereas the Company would need to adjust the transaction price for the time value of money. As the Company receives non-cash consideration, in the form of bitcoin, ASC 606-10-32-26 specifies that the Company should measure non-cash consideration at fair value. The fair value of the non-cash consideration would be included in the determination of the transaction price. The Company does not receive the gross amounts of bitcoin earned prior to the transaction fees deduction by the pool operator. As such, the consideration received is net or inclusive of the transaction fees incurred and charged by the customer (pool operator).

Variable Consideration: If the fees paid to the mining pool operator are variable, an entity should estimate the amount of consideration to which it will be entitled. This involves considering the likelihood and magnitude of a significant revenue reversal. ASC 606-10-32-26 emphasizes the need to assess whether there are constraints on variable consideration. In the instance where there is uncertainty about the amount of consideration, it is reasonable for the Company to consider a likelihood of a significant reversal of revenue. The Company reviews daily bitcoin rewards received and reviews various factors, such as mining difficulty, the price of bitcoin and the Company’s contribution to the pool operator. The Company estimates the amount of variable consideration the Company should receive and prepares a monthly workpaper documenting the difference in actual bitcoin rewards received vs. estimated bitcoin earned. The Company assessed, given the pool operators payout methodology and the revenue reasonableness test completed by management, there does not exist a likelihood of a significant reversal of revenue.

Reduction of Transaction Price: ASC 606-10-32-27 states that an entity should reduce the transaction price for variable consideration only to the extent that it is probable that a significant revenue reversal will not occur when the uncertainty is subsequently resolved. The Company assessed various factors, identifying the variable consideration, estimating the variable consideration, considered constraints (although none existed such as performance metrics or targets), probability, documentation, regular review and monitoring of performance with open communication with pool operators combined with dashboard usage. Due to the Company utilizing Foundry Pool’s FPPS methodology and the previous mentioned factors, there was zero likelihood of a significant reversal of revenue as the Company receives payouts as a pool participant on a daily basis calculated from midnight-to-midnight UTC time, regardless of if the Pool Operator receives any block rewards.

In summary, fees paid to the mining pool operator are considered payments to a customer and treated as a reduction of the transaction price/revenue. The Company has carefully assessed the variable nature of these fees, considered the likelihood and magnitude of any potential adjustments, and documented that management has applied the revenue recognition guidance accordingly.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or the issuance of those equity instruments may settle that.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock-based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Common stock awards

The Company has granted common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees are recorded in accordance with ASC 718 on the statement of operations in the same manner and charged to the same account as if such settlements had been made in cash.

Warrants

In connection with certain financing, consulting, and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained at the audit and does not anticipate any adjustments that would result in material changes to its financial position.

Earnings Per Share

The Company uses ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share is the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2024 and 2023 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 2,382,056 shares and 11,150,807 shares as of March 31, 2024, and 2023, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations, except for the following.

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangible - Goodwill and Other - Crypto Assets (Subtopic 350-60) (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60:

(1)	meet the definition of intangible assets as defined in the Codification;

(2)	do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets;

(3)	are created or reside on a distributed ledger based on blockchain or similar technology;

(4)	are secured through cryptography;

(5)	are fungible; and

(6)	are not created or issued by the reporting entity or its related parties. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets.

Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt the new guidance effective January 1, 2024 resulting in a $739,000 cumulative-effect change to adjust the Company's bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

NOTE 2 – DIGITAL ASSETS

The following table summarizes the digital currency transactions of Bitcoin for:

	March 31, 2024	December 31, 2023
ASC 2023-08 fair value adjustment	$739,000	$-
Digital assets beginning balance	2,097,000	6,746,000
Revenue recognized from mined digital assets	7,490,000	21,052,000
Revenue share from Sphere 3D	-	321,000
Cost of digital assets sold for cash	(6,106,000)	(17,977,000)
Cost of digital assets transferred for noncash expenditures	(1,750,000)	(7,770,000)
Impairment loss on digital assets	-	(275,000)
Fair value gain on digital assets	1,703,000	-
Digital assets ending balance	$4,173,000	$2,097,000

For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company used digital assets with a value of $1,750,000 and $7,770,000, respectively, for the payment of principal and interest for its notes payable.

The following table presents the Company's Bitcoin holdings as of:

	March 31, 2024	December 31, 2023
Number of Bitcoin held	59.23	67.18
Carrying basis - per Bitcoin	$41,702	$31,213
Fair value - per Bitcoin	$70,456	$42,214
Carrying basis of Bitcoin	$2,470,000	$2,097,000
Fair value of Bitcoin	$4,173,000	$2,836,000

The carrying basis (or cost basis) represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities.

The carrying amount for 67.18 Bitcoin held as of the adoption of ASC 350-60, was determined on the "cost less impairment" basis.

The Company's Bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of March 31, 2024 and December 31, 2023, the Company held no other crypto currency, respectively.

As of March 31, 2024 and December 31, 2023, the Company held 100% of its Bitcoin in cold storage and nil hot wallets, respectively.

Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Effective January 1, 2024, the Company early adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the consolidated statement of operation each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASU 2023-08, the Company recorded a $739,000 increase in digital assets and a $739,000 decrease in accumulated deficit on the consolidated balance sheets as of January 1, 2024.

NOTE 3 – MARKETABLE SECURITIES

In accordance with the Agreement and Plan of Merger, dated June 3, 2021, between Gryphon and Sphere 3D (as amended, the “Sphere 3D Merger Agreement”), the Company received 850,000 shares of Sphere 3D’s restricted common stock upon the termination of the Sphere 3D Merger Agreement on April 4, 2022.

The shares are accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense).

The table below summarizes the movement in this account for the periods:

	March 31, 2024	December 31, 2023
Fair value beginning of period	$403,000	$235,000
Change in fair value	(216,000)	168,000
Balance end of period	$187,000	$403,000

NOTE 4 – DEPOSITS

The deposits are summarized as follows:

	March 31, 2024	December 31, 2023
Balance beginning of period	$420,000	$60,000
Cash deposit	-	360,000
Balance end of period	$420,000	$420,000

As of March 31, 2024, the Company had a $420,000 refundable deposit with Coinmint.

NOTE 5 – MINING EQUIPMENT, NET

Mining equipment consisted of 8,861 and 8,532 units of bitcoin mining machines as of March 31, 2024, and December 31, 2023, respectively. The following table summarizes the carrying amount of the Company’s mining equipment, as of:

	March 31, 2024	December 31, 2023
Mining equipment
Balance, beginning of year	$15,978,000	$47,599,000
Additions	498,000	1,894,000
Disposals	-	(105,000)
Impairment	-	(8,335,000)
Revaluation from impairment	-	(25,075,000)
Ending balance	$16,476,000	$15,978,000

Accumulated depreciation
Balance, beginning of year	$3,062,000	$13,231,000
Additions	3,247,000	14,958,000
Disposals	-	(51,000)
Revaluation from impairment	-	(25,076,000)
Ending balance	$6,309,000	$3,062,000
Net carrying amount	$10,167,000	$12,916,000

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities, as of:

	March 31, 2024	December 31, 2023
Accounts payable	$5,120,000	$2,234,000
Accrued liabilities	2,030,000	1,415,000
Total	$7,150,000	$3,649,000

NOTE 7 – NOTES PAYABLE

The following table summarizes the fair value of the BTC Note, as of:

	March 31, 2024	December 31, 2023
Beginning balance	$14,868,000	$12,636,000
Payment	(1,464,000)	(6,105,000)
Amended principal payment	-	(4,856,000)
Adjustment to fair value	9,638,000	13,193,000
Ending balance	$23,042,000	$14,868,000
Less – current portion	23,042,000	14,868,000
Ending balance – noncurrent portion	$-	$-

BTC Note

On May 25, 2022, Gryphon Opco I LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into an Equipment Loan and Security Agreement (the “BTC Note”) with a lender amounting to 933.333333 Bitcoin (“BTC”) at an annual interest rate of 5%.

The BTC Note is secured by (1) 7,200 S19j Pros ASIC miners used for Bitcoin mining, (2) The Colocation Mining Services Agreement, dated as of July 1, 2022, by and between the Company and Coinmint, and (3) The Contribution Agreement, dated as of May 25, 2022, by and between Borrower and the lender.

The Company evaluated the BTC Note in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that the BTC Note will require derivative accounting and will be adjusted to fair value every reporting period. The fair value is determined by using the lowest day trading value, as of the reporting date, as disclosed on Yahoo Finance.

On March 29, 2023, the Company executed an amendment to the BTC Note (“Amendment”). The maturity date was extended from May 2024 to March 2026, and the interest rate was increased to 6% per annum, to be applied to the number of bitcoins remaining to be paid at the beginning of each month.

The monthly principal and interest payments, starting with the April 2023 payment, have been adjusted to be 100% of net monthly mining revenue, defined as, for each calendar month, the sum of (a) all of Borrower’s revenue generated from all Bitcoin generated by the Borrower with the Collateral less (b) the sum of the Borrower SG&A in connection with Bitcoin mining operations, but not to exceed the greater of (x) $100,000 and (y) the amount that is previously preapproved by the Lender in writing for such calendar month; provided, however that, to the extent that SG&A is capped by clause (b) above, any unapplied SG&A may be rolled forward to subsequent months until fully deducted. Notwithstanding the foregoing, unless otherwise approved by Lender, the aggregate amount of SG&A during any rolling twelve-month period shall not exceed $750,000. Provided that if at the end of a fiscal quarter, commencing with the fiscal quarter ending June 30, 2023, if (x) the aggregate principal amount payment received by the Lender for such fiscal quarter exceeds 38.6363638 Bitcoin and (y) the average principal amount payment received by the Lender for each fiscal quarter (commencing fiscal quarter ending June 30, 2023 and through and including the fiscal quarter for which such determination is to be made) exceeds 38.6363638 Bitcoin per fiscal quarter, then, the Borrower shall pay to the Lender 75% of Net Monthly Mining Revenue for the immediately succeeding fiscal quarter (and thereafter, in the following fiscal quarter would shift to 100%).

Also, as part of the Amendment, the Company has agreed not to convey, sell, lease, transfer, assign, or otherwise dispose of any of the Company’s digital assets outside of the ordinary course of business.

Additionally, the Company is required thereunder to maintain a collateral (mining equipment and digital assets) coverage ratio of 110% (Collateral Coverage Ratio”). A breach of the Collateral Coverage Ratio shall not be deemed to have occurred until the lender has provided notice to the Company of such breach. If the Collateral Coverage Ratio decreases below 110%, the Company will have to provide the lender with additional collateral in the form of bitcoin, U.S. dollars, or additional equipment. If the Company is unable to do so, the Company may default on the BTC Note, which could have a material adverse effect on the Company’s operations, financial condition, and results of operations. As of March 31, 2024, the Company was not in breach of the Collateral Coverage Ratio.

The Amendment also added a conversion provision whereby the lender has a limited right to convert all or any portion of the outstanding principal on the BTC Note into a number of shares of the Company (the “Conversion Right”). The Conversion Right is available at any time during the one-month period (the “Conversion Period”) after which the market capitalization of the Company for the first time exceeds $125,000,000 for five consecutive days. The conversion price is equal to $150,000,000 divided by the number of shares of Company common stock outstanding immediately prior to the lender’s exercise of the Conversion Right during the Conversion Period.

As consideration for the Amendment, the Company agreed to make a one-time payment of 173.17 bitcoins, which had a fair value of approximately $4,856,000 on the date of payment, therefore, reducing the principal balance of bitcoins from 636.81 to 463.64, and a closing fee of $104,000, which was offset with the adjustment for the change in fair value, as defined under debt modification accounting.

The Company has evaluated the Amendment in accordance with ASC 470-50 Modification and Extinguishments. The change in the interest rate from 5.0% to 6.0% caused there to be a significant change in the cashflows of the BTC Note. Also, given that the BTC Note carried on the unaudited condensed consolidated balance sheet at fair value, any gain on loss from the extinguishment would be adjusted through the change in fair value as of March 31, 2024.

Also, based on the repayment terms and the interest calculation, the Company is unable to determine what would be the current portion and long-term portions as of March 31, 2024, so the Company will present the BTC Note as current.

For the three months ended March 31, 2024, the Company recognized interest expense amounting to $326,000 of which $117,000 is still accrued. For the three months ended March 31, 2023, the Company recognized interest expense amounting to $184,000.

As of December 31, 2023, the Company had accrued interest expense amounting to $77,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Consulting Agreements

On January 14, 2021, the Company entered into a consulting agreement (“Consulting Agreement”) with Chang Advisory Inc. for Robby Chang (“Consultant”), to serve as the Company’s Chief Executive Officer and as a member of the Board of Directors. The Consulting agreement will continue until terminated by either the Consultant or the Company. Pursuant to the Consulting Agreement, Mr. Chang receives annual compensation of $300,000 (Canadian dollars).

The Compensation Committee shall review Consultant’s Annual Fee not less frequently than on December 31st during the Engagement Term. The consultant will be eligible for periodic increases in the Annual Fee under the Company’s normal policies and procedures for executive salary increases, which currently provide for annual reviews of executive salaries. Consultant’s Annual Fee for any year may not be reduced below the Consultant’s Annual Fee for the prior year without the written consent of both Consultant and the Company.

Coinmint Co-location Mining Services Agreement

On July 1, 2021, the Company entered into an agreement with Coinmint, (the “Coinmint Agreement”), pursuant to which Coinmint agreed to provide up to approximately 22.0 MW of power and to perform all maintenance necessary to operate the Company’s miners at the Coinmint facility. On July 1, 2023, the Company entered into an amendment to the Coinmint Agreement, pursuant to which Coinmint agreed to provide up to approximately 27.5 MW of power and perform all maintenance necessary to operate the Company’s miners at the Coinmint facility. In exchange, Coinmint is reimbursed for direct production expenses and receives a performance fee based on the net cryptocurrencies generated by the Company’s miners deployed at the Coinmint facility. The initial term of the Coinmint Agreement was fifteen months with automatic renewals for subsequent three (3) month terms until and unless terminated as provided in the agreement.

The Company determined the agreement with Coinmint does not meet the definition of a lease in accordance with ASC 842, Leases.

Sphere 3D MSA

On August 19, 2021, Gryphon entered into a Master Services Agreement (the “Sphere MSA”) with Sphere 3D. The Sphere 3D MSA has a term of three years, beginning on August 19, 2021, and terminating on August 18, 2024, with one-year automatic renewal terms thereafter. Under the Sphere MSA, Gryphon is Sphere 3D’s exclusive provider of management services for all blockchain and cryptocurrency-related operations, including but not limited to services relating to all mining equipment owned, purchased, leased, operated, or otherwise controlled by Sphere 3D and/or its subsidiaries and/or its affiliates at any location, with Gryphon receiving a percentage of the net operating profit of all of Sphere 3D’s blockchain and cryptocurrency-related operations.

On December 29, 2021, the Company and Sphere 3D entered into Amendment No. 1 to the Sphere 3D MSA, to provide greater certainty as to the term of the Sphere 3D MSA. Sphere 3D and Gryphon agreed to extend the initial term of the Sphere 3D MSA from three to four years, or to five years in the event Sphere 3D does not receive delivery of a specified minimum number of Bitcoin mining machines during 2022.

The cryptocurrency earned from the Sphere 3D’s mining operations is held in a wallet, in which the Company holds the cryptographic key information and maintains the internal recordkeeping of the cryptocurrency. The Company’s contractual arrangements state that Sphere 3D retains legal ownership of the cryptocurrency; has the right to sell, pledge, or transfer the cryptocurrency; and benefits from the rewards and bears the risks associated with the ownership, including as a result of any cryptocurrency price fluctuations. The Sphere also bears the risk of loss as a result of fraud or theft unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the cryptocurrency resulting from the Sphere 3D MSA as collateral for any of the Company’s loans or other financing arrangements, nor does it lend, or pledge cryptocurrency held for Sphere.

A threat actor representing to be the Sphere 3D CFO inserted themselves into an email exchange between the Sphere 3D CFO and the Company’s CEO, which also included Sphere 3D’s CEO, regarding the transfer of Sphere 3D’s BTC from the Company’s wallet to Sphere 3D’s wallet. The threat actor requested that the BTC be transferred to an alternate wallet. As a result, 26 BTC, with a value of approximately $560,000 at the time, was transferred to a wallet controlled by the threat actor. Via counsel, Gryphon engaged with US Federal law enforcement to recover the BTC. Despite these attempts by law enforcement to recover the BTC, recovery was not possible. Gryphon subsequently wired the commensurate amount in USD to Sphere 3D to make them whole for the stolen BTC. Gryphon also engaged a nationally recognized third-party firm to perform a forensic analysis. The analysis revealed that the threat actor did not enter the email exchange via Gryphon’s IT systems. Sphere 3D made a claim with its insurance carrier. If Sphere 3D is reimbursed by its insurance carrier, the Company would request reimbursement from Sphere 3D. The Company has also subsequently modified its control systems to protect against any future attempted incursions. As of March 31, 2023, the Company made the payment to Sphere 3D for $560,000, which was classified as a general and administrative expense on the unaudited condensed consolidated statement of operations.

On April 7, 2023, Sphere 3D filed suit against Gryphon in the Southern District of New York. The lawsuit concerns the Sphere MSA between the parties where the Company agreed to act as Sphere 3D’s “exclusive provider of any and all management services for all blockchain and cryptocurrency-related operations.” Sphere 3D alleges that the Company has fallen short in its obligations under the Sphere MSA, and is suing for alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty (such matter, the “Sphere 3D Litigation”).

On June 15, 2023, Sphere 3D filed an amended complaint in connection with the Sphere 3D Litigation, which clarified certain of Sphere 3D’s prior allegations. On June 28, 2023, the Company requested leave to file a motion to dismiss Sphere 3D’s claims for breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing, which the Court granted on August 11, 2023. On August 18, 2023, the Company filed: (i) its motion to dismiss Sphere 3D’s claims for breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing; and (ii) its answer and counterclaims against Sphere 3D, asserting, among other things, that Sphere had breached the Sphere MSA, breached the implied covenant of good faith and fair dealing in connection with that contract, acted negligently in connection with a separate incident, and defamed the Company. The Company’s answer and counterclaims further asserted the defamation counterclaim against Sphere 3D’s Chief Executive Officer, Patricia Trompeter, personally.

On September 20, 2023, Sphere 3D filed a second amended complaint in connection with the Sphere 3D Litigation, which added a claim against the Company alleging that the Company’s counterclaim for defamation against Sphere 3D violated New York’s anti-SLAPP law.

On October 6, 2023, Sphere 3D delivered a termination notice to the Company with respect to the Sphere MSA, largely on the basis of the allegations made by Sphere 3D in the Sphere 3D Litigation (the “Sphere 3D MSA Termination”). On October 11, 2023, the Company filed an answer to Sphere 3D’s second amended complaint, in which, among other things, the Company alleged that Sphere 3D’s attempted termination of the Sphere MSA was wrongful and ineffective, because it violated the terms of the Sphere MSA, and thus that Sphere 3D continues to owe the Company all amounts to which it would otherwise be entitled under the Sphere MSA through that contract’s term ending in August 2026.

Gryphon intends to continue to vigorously defend against the Sphere 3D Litigation, including but not limited to the Sphere 3D MSA Termination, which it believes are without merit, and to aggressively pursue its counterclaims against Sphere 3D. However, the Company cannot predict the outcome of these proceedings or provide an estimate of potential damages or recovery, if any. Failure by the Company to obtain a favorable resolution of the Sphere 3D Litigation could require it to pay damage awards or otherwise enter into settlement arrangements for which its insurance coverage may be insufficient. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on the Company’s business, operating results or financial condition. Even if Sphere 3D’s claims are not successful, or if the Company is successful in pursuing its counterclaims or negotiating a favorable settlement, defending against this or future litigation is expensive and could divert management’s attention and resources, all of which could have an adverse and material impact on the Company’s business, operating results and financial condition and negatively affect the Company’s value. Further, any valid termination of the Sphere MSA in accordance with its terms could also have a negative impact on the Company’s business and operating results. In addition, such lawsuits may make it more difficult for the Company to finance its operations in the future.

On March 15, 2024, the Company has collected all outstanding balances associated with the direct pass-through of costs as well as management revenues billed through October 6, 2023 associated with hosting Sphere 3D’s miners at the Coinmint and Core facility previously held as Accounts Receivable as of December 31, 2023.

As of March 31, 2024, and December 31, 2023, the Company held approximately 0 and 21.47 bitcoin, respectively, with a value of approximately0 and $908,000, respectively. Also, as of March 31, 2024 and December 31, 2023, the Company held approximately 0 and $8,000, respectively of cash generated from the sale of Sphere 3D BTC, to be used to make payments related to the Sphere MSA.

Contingencies

The Company is subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in the ordinary course of business are covered by the Company’s insurance program. The Company maintains the property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention, or deductible based on currently available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying statements of operations. Management, with the assistance of outside counsel, may, from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that other than with regard to the Class Action described below, any material loss, if any, will result from any claims, lawsuits, and proceedings to which the Company is subject to either individually, or in the aggregate.

NOTE 9 – STOCKHOLDERS’ EQUITY

As of March 31, 2024, the Company has 155,000,000 shares authorized, of which 150,000,000 shares are common stock and 5,000,000 shares are preferred stock.

In February 2024, the Company filed a certificate of amendment to the amended and restated articles of incorporation (“Amendment”) to authorize a reverse stock split. Effective with the Amendment every twenty (20) shares of the Company’s issued and outstanding common stock were converted into one (1) share of the Company’s issued and outstanding common stock (“Stock Split’). The per shares numbers and amounts as presented in these financial statements have been adjusted for the Stock Split.

In February 2024, the Company filed certificates of elimination of certificate of designation for each of the (i) series A convertible redeemable preferred stock, (ii) series B convertible redeemable preferred stock, (iii) series C preferred stock and (iv) special voting preferred stock. The designated number of shares for each of these designated preferred series have been reverted back to unissued preferred stock.

Private Placement

On January 31, 2024, the Company initiated a private placement for the sale of the Company’s common stock for a purchase price of $2.83 per share. The Company issued 493,791 shares of common stock for total proceeds of $1,395,000.

Restricted common stock awards

The table below summarizes the compensation expense related to the Company’s restricted stock awards for the three months ended March 31:

	2024	2023

Directors
February 23, 2023: 168,419 share grant of common stock	$43,000	$-

Consultants
October 20, 2021: 17,274 share grant for common stock	-	58,000
October 22, 2021: 8,637 share grant for common stock	-	131,000
October 26, 2021: 17,274 share grant for common stock	-	111,000

Employees
June 19, 2023; 675,058 share grant of common stock	165,000	-
April 4, 2022: 166,667 share grant for common stock	-	395,000
Stock-based compensation expense reversal for April 4, 2022 grant	-	(1,910,000)

Other
Officer contributed capital	-	63,000
	$208,000	$(1,152,000)

On June 19, 2023, the Company’s CFO was granted a time-based equity grant of 675,058 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a three (3)-year period beginning on the Effective Date, subject to CFO’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $2.42 per share for a total of $946,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (NASDAQ: GRYP). The equity compensation expense for the three months ended March 31, 2024 was amounted to $165,000.

On February 23, 2023, the Company entered into Independent Director agreements with two individuals. As part of the compensation for the agreements, the Company granted restricted stock of 84,210 to each of the directors for a total of 168,419 shares of the Company’s common stock. The shares vest every six months in six equal installments of 14,035 shares for a total of 28,070 shares. The equity award was valued as of the grant date at $3.36 per share for a total of $328,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (NASDAQ: GRYP). The equity compensation expense for the three months ended March 31, 2024 amounted to $43,000.

On April 4, 2022, the Company entered into an employment agreement with an individual. The agreement provided for an annual cash compensation of $230,000 paid in equal installments on a monthly basis. Also, the employee was granted equity compensation of 863,687 shares of the Company’s common stock. The equity award vests 143,947shares upon the six-month anniversary, 287,896 shares vest in equal quarterly installments commencing on the nine-month anniversary, and 431,844 shares vest in equal monthly installments commencing on the 19-month anniversary. The equity award was valued as of the grant date at $9.487 per share for a total of $4,744,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). In January 2023, the employee resigned and vested ownership over 71,975 restricted common stock awards valued at $9.487 per share. The remaining unissued shares were canceled and the associated compensation expense in prior years of $1,910,000 was recaptured.

On October 26, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 17,274 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 4,318 Shares will vest on the six-month anniversary of the Effective Date, 4,318 Shares will vest on the first-year anniversary of the Effective Date, 4,318 Shares will vest on the eighteen-month anniversary, and the 4,318 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $33.48 per share for a total of $322,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the three months ended March 31, 2023 amounted to approximately $111,000.

On October 22, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 8,637 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 2,159 Shares will vest on the six-month anniversary of the Effective Date, 2,159 Shares will vest on the first-year anniversary of the Effective Date, 2,159 Shares will vest on the eighteen-month anniversary, and the 2,159 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $33.90 per share for a total of $163,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the three months ended March 31, 2023 amounted to $131,000 and zero for 2024.

On October 20, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 17,274 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 4,318 Shares will vest on the six-month anniversary of the Effective Date, 4,318 Shares will vest on the first-year anniversary of the Effective Date, 4,318 Shares will vest on the eighteen-month anniversary, and the 4,318 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $39.48 per share for a total of $380,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the three months ended March 31, 2024 and 2023 amounted to zero and $58,000, respectively.

Warrants

Transactions involving warrants are as follows for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Weighted Average Intrinsic Value
Outstanding – December 31, 2023	1,844,781	$9.84	1.39	$5.81	$1.19
Granted	-	-	-	-	-
Exercised	165,622	0.006	0.75	9.06	1.48
Expired	-	-	-	-	-
Outstanding – March 31, 2024	1,679,159	10.81	0.26	5.49	1.48
Vested and exercisable – March 31, 2024	1,679,159	10.81	0.26	5.49	1.48
Unvested and non-exercisable – March 31, 2024	-	$-	-	$-	$-

During the three months ended March 31, 2024, 165,622 warrants were exercised.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets and liabilities as of the dates presented below:

	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$187,000	$187,000	$-	$-
Digital assets	$4,173,000	$4,173,000	$-	$-
Liabilities:
BTC Note	$23,042,000	$23,042,000	$-	$-

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Digital assets held for other parties	$908,000	$908,000	$-	$-
Marketable securities	$403,000	$403,000	$-	$-
Liabilities:
Liability related to digital assets held for other parties	$916,000	$916,000	$-	$-
BTC Note	$14,868,000	$14,868,000	$-	$-

NOTE 11 – REVERSE MERGER

As described in Note 1, Legacy Ivy merged with Akerna on February 9, 2024. The merger was accounted for as a reverse recapitalization with Legacy Ivy as the accounting acquirer. The primary pre-combination assets of Akerna were cash and cash equivalents. Under reverse recapitalization accounting, the assets and liabilities of Akerna were recorded at their fair value which approximated book value due to the short-term nature of the accounts. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the operations of Legacy Ivy for accounting purposes, together with a deemed issuance of shares equivalent to the shares held by the former stockholders of Akerna, the legal acquirer, and a recapitalization of the equity of Legacy Ivy, the accounting acquirer.

As part of the reverse recapitalization, the Company acquired $500,000 of cash and cash equivalents. The Company also assumed accounts payable and accrued expenses of $2.8 million and the net book value is recorded in additional paid-in capital in the accompanying interim condensed consolidated statements of stockholders’ equity (deficit) for the three-month period ended March 31, 2024. Akerna’s operation had ceased concurrent with the merger and were deemed to be de minimis in value at the transaction date.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined there are no reportable events for the three months ended March 31, 2024, except for the following.

On April 8 and April 16, 2024, the Company entered into agreements with two vendors pursuant to which the Company has issued an aggregate of 1,187,597 shares of the Company’s common stock and made a payment of $600,000 as payment for services rendered.

On April 19, 2024, the Company commenced a new At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. As of May 13, 2024, the Company had sold 32,032 shares under this program for total net proceeds of $44,958.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (“Report”) and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to the Company that the Company believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. The Company has not reviewed or included data from all sources and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company does not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The following discussion and analysis are intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Business Overview

Founded in October 2020, Gryphon is a bitcoin mining company based in Las Vegas, Nevada. Gryphon launched its mining operations in September 2021 upon the receipt of the first of 12 batches of 600 Bitmain S19j Pro Antminers. Gryphon has deployed a total of approximately 8,800 S19j Pro Antminers from Bitmain Technologies Limited (“Bitmain”) pursuant to the Bitmain Agreement (as defined below) and subsequent market purchases. Gryphon’s mission is to create a net carbon neutral bitcoin miner. Gryphon’s revenue model is to mine and hold bitcoin, and then sell only the bitcoin that is necessary to pay its operating expenses and to reinvest in operational expansion. The bitcoin that is sold to pay operating expenses and to reinvest in operational expansion is sold within a 24 hour time frame of receipt.

Gryphon’s operations encompass the following:

●	Self-Mining: Gryphon operates approximately 8,800 bitcoin ASIC mining computers, referred to as “miners,” that Gryphon has installed at third-party hosted mining data centers located in New York. Revenue generated by the mining of bitcoin is measured on a dollar per megawatt-hour (“MWh”) basis and is variable based on the price of bitcoin, the measure of difficulty, transaction volume and global hash rates.

●	ESG-Led Mining: Gryphon is an ESG-committed bitcoin miner with the mission to create the world’s largest bitcoin miner with a neutral carbon footprint. Gryphon currently uses net carbon neutral energy in its power mix.

Given the significant amount of power that ASIC miners require to operate, Gryphon believes most mining companies focus completely on low-cost electricity without considering the impact of the power’s production on the climate. Gryphon’s strategy is to focus on working with power hosting partners that are committed to climate science and also can produce reliable, low-cost power. Gryphon uses approximately 28 megawatts of space at its primary hosting facility in New York, which relies on renewable hydro energy. As it deploys additional miners, Gryphon will work with hosting partners that have committed to providing power that is net carbon neutral.

For the three months ended March 31, 2024 and 2023, Gryphon mined approximately 142 and 212 bitcoins, respectively. While Gryphon does not have any plans to acquire digital assets other than bitcoin, it may do so in the future.

Breakeven Analysis

Below is a breakeven analysis of Gryphon’s mining operations:

	2023	Q1/23	Q1/24
Mining Revenues	$21,052,000	$4,840,000	$7,490,000
Bitcoin mined	739	212	142
Value of one mined bitcoin	$28,487	$22,830	$52,746
Cost of Revenues (excluding depreciation)	$13,462,000	$2,737,000	$4,837,000

	2023	Q1/23	Q1/24
Cost to mine one bitcoin	$18,217	$12,910	$34,063
Total Bitcoin Equivalent Coins Generated (Total BTC Equiv)*	771	221	142
Breakeven of Total BTC Equiv	$17,456	$12,385	$34,063

*	Amount represents Bitcoin mined plus MSA BTC Equiv listed below in table

	Bitcoin Mined	MSA BTC Equiv	Total BTC Equiv
23-Jan	80	2.8	83
23-Feb	64	2.8	67
23-Mar	68	3.2	71
23-Apr	60	3.8	64
23-May	69	5.5	74
23-Jun	58	3.8	62
23-Jul	61	3.8	65
23-Aug	61	2.8	64
23-Sep	54	2.2	56
23-Oct	47	0.4	47
23-Nov	57	0.6	58
23-Dec	60	0.0	60
24-Jan	52	0.0	52
24-Feb	45	0.0	45
24-Mar	45	0.0	45

The breakeven analysis is computed by taking the cost of revenues for the given period and dividing that sum by the number of Bitcoin Equivalent Coins Generated during the same period. For instance, in (Q1/23 the $2,737,000 cost of revenues is divided by the 221 Bitcoin Equivalent Coins Generated, resulting in an average of $12,385 per coin). The BTC Equivalent calculation labeled as “Total BTC Equiv” in the table, is determined by combining Gryphon’s bitcoin-mined during the period with the bitcoin equivalent amount of revenue earned from the Sphere MSA. To calculate the latter, the revenue earned from the Sphere MSA during the period is divided by the average bitcoin price as quoted by the Principal Market for that same period (labeled as “MSA BTC Equiv” in the table). The breakeven analysis is an operational metric that does not take capital expenditures or financing mechanics into consideration. The calculation only considers direct operational costs, such as electricity and hosting. The mining equipment was originally financed primarily through equity capital raises and cash flows resulting from the sale of bitcoin generating by mining operations. As of March 31, 2024, there are no financing agreements outstanding related to financing of mining equipment.

The breakeven analysis is a non-GAAP measure, similar to the way the gold industry reports gold-equivalent ounces to provide uniform measure of various revenue streams from different commodities (such as gold, copper, nickel, etc). Much like the gold industry, the purpose of this calculation is to offer the reader a bitcoin-equivalent datapoint for Gryphon’s two revenue streams within the context of its primary revenue stream. This enables readers to easily compare Gryphon’s operations with other bitcoin mining companies. By dividing the total cost of revenues by the number of bitcoin-equivalent coins generated, one arrives at the breakeven point for total BTC equiv. Therefore, if Gryphon sells a bitcoin at the same price, it would have achieved a breakeven.

The breakeven cost of mining bitcoin is influenced primarily by two factors. First, the cost of electricity sourced from Gryphon’s hosting providers, which encompasses a combination of pass-through market electricity prices and profit-sharing arrangements. Second, it is affected by the global hashrate of the Bitcoin network. Over the twelve month period through the first quarter of 2024, the cost of electricity plus the profit-sharing arrangement in place with the hosting provider have continued to increase from $0.059 per kilowatt hour in the first quarter of 2023 to $0.082 per kilowatt hour in the first quarter of 2024. This increase is attributed to an increase in pass through energy prices over the twelve month period of 46%, resulting in a less cost-effective electricity supply. In addition, the global hashrate of the Bitcoin network has shown a consistent upward trend, with sequential increases of 18.9%, 9.1%, 21.6% and 19.0% over the last four quarters ending March 31, 2024. This increase in the global hashrate has led to fewer bitcoins being mined for the same amount of energy consumption. The combined effect of these changes in the two key cost drivers has resulted in an increase in the overall breakeven level as of March 31, 2024 compared to March 31, 2023.

Recent Developments

Termination of Sphere 3D Merger Agreement

On June 3, 2021, Gryphon and Sphere 3D Corp. (“Sphere 3D”) entered into the “Sphere 3D Merger Agreement, pursuant to which a merger subsidiary of Sphere 3D was to merge with and into Gryphon, with Gryphon continuing as the surviving corporation and wholly-owned subsidiary of Sphere 3D (the “Sphere 3D Merger”).

On July 6, 2021, in connection with the pending Sphere 3D Merger, Sphere 3D entered into a Secured Promissory Note with Gryphon (the “Sphere 3D Note”), pursuant to which Sphere 3D loaned Gryphon the principal amount of $2.7 million. The Sphere 3D Note was secured by certain assets of Gryphon and bore interest at the rate of 9.5% per annum. On August 30, 2021, Sphere 3D and Gryphon entered into Amendment No. 1 to the Sphere 3D Note pursuant to which Sphere 3D loaned Gryphon an additional $3.65 million. On September 29, 2021, Sphere 3D and Gryphon entered into Amendment No. 2 to the Sphere 3D Note, pursuant to which Sphere 3D loaned Gryphon an additional $3.65 million and amended the repayment schedule. On January 3, 2022, Sphere 3D and Gryphon entered into Amendment No. 3 to the Sphere 3D Note, pursuant to which Sphere 3D loaned an additional $2.5 million to Gryphon, which increased the principal amount of the Sphere 3D Note to $12.5 million and extended the initial date for the repayment.

On August 19, 2021, in connection with the pending Sphere 3D Merger, Gryphon entered into a Master Services Agreement (the “Sphere 3D MSA”) with Sphere 3D. Under the Sphere 3D MSA, Gryphon is Sphere 3D’s exclusive provider of management services for all blockchain and cryptocurrency-related operations, including but not limited to services relating to all mining equipment owned, purchased, leased, operated, or otherwise controlled by Sphere 3D and/or its subsidiaries and/or its affiliates at any location. Gryphon, in return receives 22.5% of the net operating profit of all of Sphere 3D’s blockchain and cryptocurrency-related operations. To provide greater certainty as to the term of the Sphere 3D MSA, Sphere 3D and Gryphon agreed to extend the initial term of the Sphere 3D MSA from three to four years or to five years in the event Sphere 3D did not receive delivery of a specified minimum number of bitcoin mining machines during 2022. Sphere did not meet delivery targets in 2022, which extended the initial term of the Sphere 3D MSA to five years through August 2026. Subject to written notice from Sphere 3D and an opportunity by Gryphon to cure for a period of up to 180 days, Sphere 3D shall be entitled to terminate the Sphere 3D MSA in the event of: (i) Gryphon’s failure to perform the services under the Sphere 3D MSA in a professional and workmanlike manner in accordance with crypto-mining industry standards for similar services, or (ii) Gryphon’s gross negligence, fraud or willful misconduct in connection with performing the services. Gryphon shall be entitled to specific performance or termination for cause in the event of a breach by Sphere 3D, subject to written notice and an opportunity to cure for a period of up to 180 days.

On April 4, 2022, Gryphon and Sphere 3D mutually agreed to terminate the Sphere 3D Merger Agreement due to changing market conditions, the passage of time, and the relative financial positions of the companies, among other factors. In connection with the termination of the Sphere 3D Merger Agreement, all amounts payable by Gryphon under the Sphere 3D Note were forgiven, and Sphere 3D released all of the collateral pledged by Gryphon to secure the Sphere 3D Note. In addition, Gryphon received 850,000 shares of Sphere 3D’s restricted common stock that were held in a third-party escrow account. The parties will continue to operate under the Sphere 3D MSA in accordance with its terms.

Gryphon and Sphere 3D are engaged in litigation regarding the Sphere 3D MSA, and on October 6, 2023, Sphere 3D delivered a termination notice to Gryphon with respect to the Sphere 3D MSA. For additional information regarding these matters, see Note 8 – Commitments and Contingencies.

On April 19, 2024, the Company commenced a new At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. As of May 9, 2024, the Company had sold 32,032 shares under this program for total net proceeds of $44,958.

Results of Operations

Three months ended March 31, 2024 compared to three ended months March 31, 2023

The following table shows the Company’s results of operations for the three months ended March 31,

			Change
	2024	2023	Dollar	Percentage
Revenues
Mining revenues	$7,490,000	$4,840,000	$2,650,000	54.8%
Management services	-	236,000	(236,000)	(100.0)
Total revenues	7,490,000	5,076,000	2,414,000	47.6
Cost and expenses
Cost of revenues	4,837,000	2,737,000	2,100,000	76.7
General and administrative expenses	2,461,000	1,354,000	1,107,000	81.8
Stock-based compensation expense	208,000	(1,152,000)	1,360,000	(118.1)
Depreciation	3,247,000	3,981,000	(734,000)	(18.4)
Impairment of digital assets	-	1,000	(1,000)	(100.0)
Unrealized gain on digital assets	(1,703,000)	-	(1,703,000)	100.0
Realized gain on sale of digital assets	-	(157,000)	157,000	(100.0)
Total operating expenses	9,050,000	6,764,000	2,286,000	33.8
Loss from operations	(1,560,000)	(1,688,000)	128,000	(7.6)
Other expenses	(10,184,000)	(5,222,000)	(4,962,000)	95.0
Loss before provision for income taxes	$(11,744,000)	$(6,910,000)	$(4,834,000)	70.0%

Mining revenues

Mining revenues increased to $7,490,000 for the three months ended March 31, 2024 from $4,840,000 for the three months ended March 31, 2023. The increase in mining revenue of approximately $2,650,000 is due to both an increase in the number of miners in operation and the average value of a Bitcoin. As of March 31, 2024, the Company had approximately 8,900 miners compared to approximately 7,400 as of March 31, 2023. The average value of Bitcoin for the three months ended March 31, 2024 was approximately $53,000 compared to $23,000 for the three months ended March 31, 2023, an increase of approximately $30,000, or 130%.

Management services

Management services revenue decreased to $0 for the three months ended March 31, 2024, compared to $236,000 for the three months ended March 31, 2023. Management services revenue relates to the Sphere MSA, regarding which Sphere 3D delivered a termination notice to the Company on October 6, 2023. See Note 8 – Commitments and Contingencies.

Cost of revenues

Cost of revenues increased to $4,837,000 for the three months ended March 31, 2024 from $2,737,000 for the three months ended March 31, 2023. The increase of approximately $2,100,000 was primarily attributable to (i) an increase in the deployment of miners, (ii) an increase in Bitcoin network hashrate, and (iii) higher energy costs.

General and administrative expenses are as follows for the three months ended March 31,

			Change
	2024	2023	Dollar	Percentage
Professional fees	$1,048,000	$442,000	$606,000	137.1%
Investor and public relations expense	887,000	-	887,000	100.0
Salaries and wages	233,000	129,000	104,000	80.6
Insurance expense	141,000	42,000	99,000	235.7
Other expenses	152,000	181,000	(29,000)	(16.0)
Loss on MSA	-	560,000	(560,000)	100.0
Total general and administrative expenses	$2,461,000	$1,354,000	$1,107,000	81.8%

Professional fees increased to $1,048,000 for the three months ended March 31, 2024 from $442,000 for the three months ended March 31, 2023. The increase of approximately $606,000 was due to (i) an increase of approximately $115,000 for accounting-related services, (ii) an increase in legal fees of approximately $103,000, and (iii) $388,000 of professional fees related to the Merger.

Investor and public relations expenses increased to $887,000 for the three months ended March 31, 2024, from 0 for the three months ended March 31, 2023. The increase is due to the Company’s merger, in February 2024, with a publicly held company. As a newly publicly held company, management hired consulting firms to increase the Company’s exposure to the public marketplace.

Salaries and wages increased to 233,000 for the three months ended March 31, 2024, from $129,000 for the three months ended March 31, 2023. The increase of 104,000 is due to the hiring three new directors and one additional employee.

Insurance expense increased to $141,000 for the three months ended March 31, 2024 from $42,000 for the three months ended March 31, 2023. The increase of $99,000 was attributable to an increase in our insurance premiums to accommodate a publicly held Company.

Other expenses decreased to $152,000 for the three months ended March 31, 2024 from $181,000 for the three months ended March 31, 2023. The decrease of $29,000 is attributable to an increase in payments of $106,000 to regulatory agencies offset by a reduction of $110,000 in franchise taxes refunds and a general decrease of approximately $25,000.

Loss on MSA — A threat actor representing to be the CFO inserted themselves into an email exchange between the CFO and the Company’s CEO, which also included Sphere 3D’s CEO, regarding the transfer of Sphere 3D’s BTC from the Company’s wallet to Sphere 3D’s wallet. The threat actor requested that the BTC be transferred to an alternate wallet. As a result, 26 BTC, valued at approximately $560,000 at the time, was transferred to a wallet controlled by the threat actor. As advised by legal counsel, the Company engaged with US Federal law enforcement to recover the BTC. Despite these attempts of law enforcement to recover the BTC, recovery was not possible. The Company subsequently wired the commensurate amount in USD to Sphere 3D to make them whole for the stolen BTC. The Company also engaged a nationally recognized third-party firm to perform a forensic analysis. The analysis revealed that the threat actor did not enter the email exchange via The Company’s IT systems. Sphere 3D made a claim with its insurance carrier. If its insurance carrier reimburses Sphere 3D’s, the Company would request reimbursement from Sphere 3D. The Company has also subsequently modified its control systems to protect against any future attempted incursions. In March 2023, the Company paid Sphere for $560,000, which was classified as a general and administrative expense on the consolidated statement of operations.

Stock-based compensation

Stock-based compensation expense increased to approximately $208,000 for the three months ended March 31, 2024 from a benefit of approximately $(1,152,000) for the three months ended March 31, 2023, which related to forfeiture of stock-based compensation of approximately $1,910,000 in connection with termination of an employment agreement.

Depreciation expense

Depreciation expense decreased to $3,247,000 for the three months ended March 31, 2024 from $3,981,000 for the three months ended March 31, 2023. During the year ended December 31, 2023, the Company assessed the need for an impairment write-down of mining equipment (held as fixed assets). In accordance with ASC 360-10, the Company determined that the fixed asset category had carrying values in excess of fair value. Accordingly, the Company recognized impairment charges, reducing its mining equipment’s depreciable basis. Therefore, the depreciation expense for the three months ended March 31, 2024 was reduced.

Impairment of digital assets

The impairment of digital assets decreased to $0 for the three months ended March 31, 2024, from $1,000 for the three months ended March 31, 2023.

Unrealized gain on digital assets

As of January 1, 2024, the Company implemented ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60) (“ASU 2023-08”): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. As of March 31, 2024, the Company recognized a $1,703,000 increase in the fair market value of its digital asset holdings.

Realized gain on sale of digital assets

The realized gain on the sale of digital assets was $0 for the three months ended March 31, 2024, compared to $157,000 for the three months ended March 31, 2023. With the implementation of ASU 2023-08, realized gains on the sale of digital assets will be eliminated since the digital assets will be marked to market prior the sale of the digital assets.

Other (expense) income was as follows for the three months ended March 31,

			Change
	2024	2023	Dollar	Percentage

Unrealized (loss) gain on marketable securities	$(216,000)	$63,000	$(279,000)	(442.9)%
Realized gain from use of digital assets	-	2,881,000	(2,881,000)	100.0
Change in fair value of notes payable	(9,638,000)	(8,189,000)	(1,449,000)	17.7
Interest expense	(330,000)	(190,000)	(140,000)	73.7
Loss on disposal of asset	-	(53,000)	53,000	100.0
Other income	-	266,000	(266,000)	(100.0)
Total other expense	$(10,184,000)	$(5,222,000)	$(4,962,000)	95.0%

Unrealized (loss) gain on marketable securities

For the three months ended March 31, 2024, unrealized (loss) gain on marketable securities was a loss of ($216,000), as compared to a gain of $63,000 for the three months ended March 31, 2023. The 2024 loss related to a decrease in the fair market value of the underlying securities held.

Realized gain from use of digital assets

For the three months ended March 31, 2024, the realized gain from the use of digital assets was $0, compared to $2,881,000 for the three months ended March 31, 2023. With the implementation of ASU 2023-08, realized gains on the use of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Change in fair value of notes payable

The Company has a note payable denominated in Bitcoin, which is accounted for under the fair value method of accounting. For the three months ended March 31, 2024, the Company recognized an expense of approximately $9,638,000, compared to an expense of $8,189,000 for the three months ended March 31, 2023.

Interest expense

Interest expense increased to $330,000 for the three months ended March 31, 2024 from $190,000 for the three months ended March 31, 2023. The increase of $140,000 is primarily due to the modification agreement the Company entered into with the lender on March 29, 2023.

Loss on disposal of asset

The loss on disposal of asset was $0 for the three months ended March 31, 2024, as compared to $53,000 for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company disposed of mining equipment. During the three months ended March 31, 2024, the Company did not dispose of mining equipment.

Other income

During the three months ended March 31, 2023, the Company held manufacture discount coupons for the purchase of mining machines. The company sold third-party discount coupons for $266,000.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $1,737,000 and $915,000, respectively, and an accumulated deficit of approximately $58,180,000 and $47,175,000, respectively. To date, the Company has financed its operations primarily through proceeds from the sales of its equity securities through private placements, borrowings pursuant to the Sphere 3D Note and the BTC Note, as amended, and cash flow from its digital currency mining operations (including revenue received under the Sphere 3D MSA).

The Company believes that its current levels of cash will not be sufficient to meet its anticipated cash needs for its operations for at least the next 12 months. The Company will require additional capital resources to fund its operations and pay its obligations as they come due over the next twelve months. The Company may also need to implement its strategy to expand its business or other investments or acquisitions. The Company may sell additional equity or debt securities or enter into a credit facility to satisfy its capital requirements. The sale of additional equity securities could result in dilution to its shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company if at all. Any failure by the Company to raise additional funds on terms favorable to it, or at all, could limit its ability to expand its business operations and could harm its overall business prospects.

On April 19, 2024, we filed a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $70.0 million of common stock that may be issued and sold under an at-the-market issuance sales agreement with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, (the "ATM"). We have used and intend to continue to use the net proceeds from the ATM for general corporate purposes, including without limitation, capital expenditures, funding potential acquisitions of additional new mining equipment, other potential acquisitions, investments in existing and future Bitcoin mining projects and repurchases and redemptions of our common stock and general working capital. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares of the common stock subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereunder. The ATM may be terminated at any time by either the Company or any sales agent with respect to itself upon five days’ prior notice, or by the sales agents at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of May 9, 2024, $69,955,042 in capacity remains under the ATM.

Summary of Cash Flow

The following table provides detailed information about the Company’s net cash flow for the three months ended March 31:

	2024	2023
Net cash (used in) provided by operating activities	$(983,000)	$1,807,000
Net cash (used in) investing activities	$-	$(42,000)
Net cash provided by (used in) financing activities	$1,805,000	$(18,000)

Net cash (used in) provided by operating activities

Net cash used in operating activities was approximately $983,000 for the three months ended March 31, 2024, and consisted primarily of cash proceeds from the sale of digital currency of approximately $6,106,000, offset by cash expenditures for operating activities of approximately $7,089,000.

Net cash provided by operating activities was approximately $1,807,000 for the three months ended March 31, 2023, and consisted primarily of cash proceeds from the sale of digital currency of approximately $5,542,000, offset by cash expenditures for operating activities of approximately $3,735,000.

Net cash (used in) investing activities

Net cash from investing activities was nil for the three months ended March 31, 2024.

Net cash used in investing activities was approximately $42,000 for the three months ended March 31, 2023, and consisted primarily of approximately $42,000 for the purchase of miners.

Net cash provided by (used in) financing Activities

Net cash provided by financing activities was approximately $1,805,000 for the three months ended March 31, 2024, and consisted primarily of insurance premiums payments of $90,000 for the insurance payable, $1,395,000 of cash proceeds from issuance of the Company’s common stock offset by $500,000 of cash received from the acquisition of Akerna

Net cash used in financing activities was approximately $18,000 for the three months ended March 31, 2023, and consisted of insurance premiums payments of $18,000 for the insurance payable.

Capital Expenditures and Other Obligations

Coinmint Agreement

On July 1, 2021, the Company entered into a Coinmint Colocation Mining Services Agreement (the “Coinmint Agreement”), with Coinmint, LLC (“Coinmint”), an established operator of renewable-energy data centers, pursuant to which Coinmint provides hosting services to the Company at Coinmint’s hydro powered facility in Massena, New York (the “Coinmint Facility”) for a 15-month period, which upon its conclusion renews automatically for successive three-month terms unless either party delivers to the other party 90 days’ written notice of intent not to renew. Pursuant to the terms of the Coinmint Agreement, 7,200 S19j Pro Antminer machines were delivered to and installed at the Coinmint Facility. Under the terms of the Coinmint Agreement, Coinmint directly passes through the cost of electricity and maintenance costs to the Company, collects an initial reservation fee and collects a percentage of The Company’s bitcoin mining profits.

BTC Note

Please see the description of the BTC Note (as amended) under “Recent Developments” above.

Although the BTC Note is payable with the Company’s digital assets earned from mining activities, there is a potential for the use of cash under the collateral agreement. If the collateral coverage ratio decreases below 110%, the Company will have to provide the lender with additional collateral in the form of bitcoin, U.S. dollars or additional equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

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

The critical accounting policies, and the judgements, estimates, and assumptions associated with such policies, that we believe have the greatest potential impact on the condensed consolidated financial statements are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through the issuance of an Accounting Standards Update (“ASU”). The Company considers the applicability and impact of all ASUs on the Company’s financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that are not yet effective but may be applicable to the Company’s financial position, results of operations, cash flows, or presentation thereof. As of the issuance of these consolidated financial statements, there were no ASUs that management assessed and determined to be applicable to the Company’s financial position, results of operations, cash flows, or presentation thereof.

Non-GAAP Financial Measures

In addition to the Company’s results determined in accordance with GAAP, the Company also provides adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States. The Company provides investors with reconciliations from net loss to adjusted EBITDA as components of Management’s Discussion and Analysis. The Company defines adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) change in fair value of notes payable and (iii) unrealized (gain) loss on marketable equity securities.

Adjusted EBITDA is not a financial measure of performance under GAAP and, as a result, these measures may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. These non-GAAP measures are not meant to be considered in isolation and should be read only in conjunction with the Company’s Interim Reports on Form 10-Q and its Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Management uses adjusted EBITDA and the supplemental information provided herein as a means of understanding, managing, and evaluating business performance and to help inform operating decision making. The Company relies primarily on its condensed consolidated financial statements to understand, manage, and evaluate its financial performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Reconciliation to Adjusted EBITDA:
Net loss	$(11,744,000)	$(6,910,000)
Exclude: Depreciation	3,247,000	3,981,000
Exclude: Interest expense	330,000	190,000
EBITDA	(8,167,000)	(2,739,000)
Non-cash/non-recurring operating expenses:
Exclude: Stock based compensation expense	208,000	(1,152,000)
Exclude: Change in fair value of notes payable	9,638,000	8,189,000
Exclude: Unrealized (gain) loss on marketable equity securities	216,000	(63,000)
Adjusted EBITDA	$1,895,000	$4,235,000

Recently Adopted Pronouncements

On December 13, 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. Additionally, ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-08 on January 1, 2024. The adoption of the ASU 2023-08 was a $739,000 increase of our digital assets, as of January 1, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at March 31, 2024 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

This control deficiency could result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. However, our management believes that the material weakness identified does not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weakness had any effect on the accuracy of our financial statements included as part of this Quarterly Report.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements, as necessary and as funds allow. Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continue the process that was started during 2024 of adding to the Company’s internal resources to enhance its capabilities in the areas of technical accounting, financial reporting, and internal controls, that may include hiring a full-time person dedicated to internal controls.

●	Utilize external third-party audit and SOX 404 implementation firms to enable the Company to improve the Company’s controls related to its material weaknesses.

●	Continue to evaluate existing processes and implement new processes and controls where necessary in connection with remediating the Company’s material weaknesses, such that these controls are designed, implemented, and operating effectively.

The Company recognizes that the material weaknesses in its internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because the Company’s remediation efforts are ongoing, it cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

The Company continues to evaluate and work to improve its internal control over financial reporting related to the identified material weaknesses, and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. In addition, the Company will report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.

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

On October 6, 2023, Sphere 3D delivered a purported termination notice to Gryphon (the “Sphere 3D MSA Termination”) regarding the Master Service Agreement (“MSA”) previously entered by the parties on August 19, 2021, and subsequently amended on December 29, 2021, largely on the basis of the deficient allegations made by Sphere 3D in the Sphere 3D Litigation. On January 17, 2024, Gryphon filed an amended answer with fourth amended counterclaims to Sphere 3D’s second amended complaint, in which, among other things, Gryphon alleged that Sphere 3D’s attempted termination of the Sphere MSA was wrongful and ineffective because it violated the express terms of the MSA. Gryphon is also seeking relief based on Sphere’s repeated breaches of the exclusivity terms of the MSA. Gryphon intends to continue to vigorously defend against the Sphere 3D Litigation, which it believes is without merit, and to aggressively pursue its counterclaim~~s~~ against Sphere 3D for Sphere 3D’s repeated violations of the MSA. The parties are in the early stages of discovery in the litigation.

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

PPP Loan

On April 21, 2020, the Company obtained a loan in the principal aggregate amount of $2.2 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act, which was forgiven in full, by the SBA, on September 3, 2021.

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

From time to time, we may be subject to other legal proceedings arising in the ordinary course of business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended March 31, 2024.

During the quarter ended March 31, 2024, the Company did not repurchase any of its common shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1+	Agreement and Plan of Merger, dated as of January 27, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
2.2	First Amendment to Agreement and Plan of Merger, dated as of April 28, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.7 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
2.3	Second Amendment to Agreement and Plan of Merger dated June 14, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.8 to the registrant’s Registration Statement on Form S-4/A filed on January 8, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022)
3.2	First Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022)
3.3	Certificate of Amendment for Name Change (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 13, 2024)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Form 10-K filed on April 1, 2024)
10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 13, 2024)
10.2	Form of 3(a)(9) Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 13, 2024)
10.3	Form of Amendment No. 2 to the Exchange Agreements (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 13, 2024)
10.4	Release and Termination Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 13, 2024)
10.5	Form of Noteholder Consent (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 13, 2024)
10.6	MJA Release and Termination Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 13, 2024)
10.7	ERTC Agreement (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 13, 2024)
10.8	Form of Share Settlement Agreement (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 13, 2024)
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial Officer.
101	XBRL (Extensible Business Reporting Language). The following materials from Gryphon Digital Mining, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

*	Filed herewith
**	Furnished herewith
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robby Chang
Robby Chang, Chief Executive Officer and Director (Principal Executive Officer)

May 13, 2024

By:	/s/ Simeon Salzman
Simeon Salzman, Chief Financial Officer (Principal Financial and Accounting Officer)

May 13, 2024