Form 10-Q
period 2024-06-30
Gryphon Digital Mining, Inc.
filed 2024-08-14
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 40,427,698 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our need to, and difficulty in, raising additional capital;

●	downturns in the Cryptocurrency industry;

●	inflation;

●	increased interest rates;

●	the inability to procure needed hardware;

●	the failure or breakdown of mining equipment, or internet connection failure;

●	access to reliable and reasonably priced electricity sources;

●	cyber-security threats;

●	our ability to obtain proper insurance;

●	construction risks;

●	banks and other financial institutions ceasing to provide services to our industry;

●	changes to the Bitcoin network’s protocols and software;

●	a decrease in the incentive to mine Bitcoin;

●	an increase of transaction fees related to digital assets;

●	the fraud or security failures of large digital asset exchanges;

●	future digital asset, technological and digital currency development;

●	the regulation and taxation of digital assets like Bitcoin; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 47 of this Report and our other filings with the Securities and Exchange Commission.

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

You should read this Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in the foregoing documents by these cautionary statements.

ii

Gryphon Digital Mining, Inc and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and cash equivalents	$1,219,000	$915,000
Restricted cash	-	8,000
Accounts receivable	1,000	486,000
Prepaid expense	919,000	581,000
Marketable securities	131,000	403,000
Digital assets held for other parties	-	908,000
Digital asset	974,000	2,097,000
Current assets	3,244,000	5,398,000

Mining equipment, net	7,634,000	12,916,000
Intangible asset	100,000	100,000
Deposits	470,000	420,000
Total assets	$11,448,000	$18,834,000

Liabilities and stockholders’ deficit
Accounts payable and accrued liabilities	$6,366,000	$3,649,000
Obligation liability related to digital assets held for other parties	-	916,000
Notes payable - current portion	19,073,000	14,868,000
Current liabilities	25,439,000	19,433,000
Total liabilities	25,439,000	19,433,000

Stockholders’ deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 39,897,255 and 25,109,629 shares issued and outstanding, respectively.	3,000	2,000
Additional paid-in capital	48,195,000	46,599,000
Subscription receivable	-	(25,000)
Accumulated deficit	(62,189,000)	(47,175,000)
Total stockholder’s deficit	(13,991,000)	(599,000)
Total liabilities and stockholders’ deficit	$11,448,000	$18,834,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Mining activities	$5,515,000	$4,963,000	$13,005,000	$9,803,000
Management services	-	320,000	-	556,000
	5,515,000	5,283,000	13,005,000	10,359,000
Cost and expenses
Cost of revenues	3,803,000	2,823,000	8,640,000	5,560,000
General and administrative expenses	3,828,000	1,092,000	6,289,000	2,446,000
Stock based compensation expense	140,000	131,000	348,000	(1,021,000)
Depreciation	3,292,000	3,858,000	6,539,000	7,839,000
Impairment of digital assets	-	232,000	-	233,000
Unrealized (gain) loss on digital assets	318,000	-	(1,385,000)	-
Realized gain on sale of digital assets	-	(169,000)	-	(467,000)
Total operating expenses	11,381,000	7,967,000	20,431,000	14,590,000
Loss from operations	(5,866,000)	(2,684,000)	(7,426,000)	(4,231,000)

Other income (expense)
Unrealized (loss) gain on marketable securities	(56,000)	(62,000)	(272,000)	1,000
Realized gain from use of digital assets	-	1,060,000	-	3,800,000
Change in fair value of notes payable	2,743,000	(760,000)	(6,895,000)	(8,949,000)
Interest expense	(290,000)	(178,000)	(620,000)	(368,000)
Loss on disposal of asset	(146,000)	-	(146,000)	(53,000)
Merger and acquisition cost	(394,000)	-	(394,000)	-
Other income	-	1,000	-	267,000
Total other income (expense)	1,857,000	61,000	(8,327,000)	(5,302,000)

Loss before provision for income taxes	(4,009,000)	(2,623,000)	(15,753,000)	(9,533,000)

Provision for income taxes	-	-	-	-
Net loss	$(4,009,000)	$(2,623,000)	$(15,753,000)	$(9,533,000)

Net loss per share, basic and diluted	$(0.10)	$(0.18)	$(0.44)	$(0.66)
Weighted average shares outstanding - basic and diluted	38,943,579	14,431,384	35,690,171	14,430,463

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Three and Six Months Ended June 30, 2024

	Series Seed Preferred Stock		Series Seed II Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	8,845,171	$-	460,855	$-	25,109,629	$2,000	$46,599,000	$(25,000)	$(47,175,000)	$(599,000)
Revaluation of digital assets	-	-	-	-	-	-	-	-	739,000	739,000
Common stock issued for cash	-	-	-	-	493,791	-	1,395,000	-	-	1,395,000
Series Seed Preferred Stock converted to common stock	(8,845,171)	-	-	-	8,845,171	1,000	(1,000)	-	-	-
Series Seed II Preferred Stock converted to common stock	-	-	(460,855)	-	460,855	-	-	-	-	-
Common stock issued for vesting of RSUs	-	-	-	-	28,070	-	55,000	-	-	55,000
Common stock issued for exercise of warrants	-	-	-	-	165,622	-	-	-	-	-
Common stock issued for acquisition of Akerna’s net book value	-	-	-	-	2,921,362	-	(2,256,000)	-	-	(2,256,000)
Cancelation of stock subscription receivable	-	-	-	-	-	-	(25,000)	25,000	-	-
Net loss	-	-	-	-	-	-	-	-	(11,744,000)	(11,744,000)
Balance as of March 31, 2024	-	-	-	-	38,024,500	3,000	45,767,000		(58,180,000)	(12,410,000)
Common stock issued for cash, net of expenses	-	-	-	-	544,578	-	424,000	-	-	424,000
Common stock issued for vesting of RSUs	-	-	-	-	140,580	-	212,000	-	-	212,000
Common stock issued for services	-	-	-	-	1,187,597	-	1,792,000	-	-	1,792,000
Net loss	-	-	-	-		-	-	-	(4,009,000)	(4,009,000)
Balance as of June 30, 2024	-	$-	-	$-	39,897,255	$3,000	$48,195,000	$-	$(62,189,000)	$(13,991,000)

	Series Seed Preferred Stock		Series Seed II Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2022	8,845,171	$-	460,855	$-	24,856,428	$2,000	$45,303,000	$(25,000)	$(18,576,000)	$26,704,000
Common stock issued for compensation	-	-	-	-	71,975	-	395,000	-	-	395,000
Restricted common stock awards issued for compensation	-	-	-	-	10,796	-	225,000	-	-	225,000
Additional paid-in capital for services contributed by the Company’s president	-	-	-	-	-	-	63,000	-	-	63,000
Net loss	-	-	-	-	-	-	-	-	(6,910,000)	(6,910,000)
Balance as of March 31, 2023	8,845,171	-	460,855	-	24,939,199	2,000	45,986,000	(25,000)	(25,486,000)	20,477,000
Additional paid-in capital for services contributed by the Company’s president	-	-	-	-	-	-	63,000	-	-	63,000
Net loss	-	-	-	-	-	-	-	-	(2,623,000)	(2,623,000)
Balance as of June 30, 2023	8,845,171	$-	460,855	$-	24,939,199	$2,000	$46,049,000	$(25,000)	$(28,109,000)	$17,917,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,753,000)	$(9,533,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Impairment of digital assets	-	233,000
Realized gain from sale of digital assets	-	(467,000)
Realized gain from use of digital assets	-	(3,800,000)
Unrealized gain on digital assets	(1,385,000)	-
Depreciation expense	6,539,000	7,839,000
Forfeiture of restricted stock grants	-	(1,910,000)
Compensation cost related to restricted common stock awards	348,000	763,000
Fair value of common stock issued to consultants	1,447,000	-
Compensation for services contributed by the Company’s president	-	126,000
Unrealized loss (gain) on marketable securities	272,000	(1,000)
Loss on asset disposal	146,000	53,000
Change in fair value of notes payable	6,895,000	9,053,000
Interest expense	608,000	368,000
Digital asset revenue	(13,005,000)	(9,803,000)
Changes in operating assets and liabilities
Proceeds from the sale of digital assets	12,969,000	9,155,000
Accounts receivable	486,000	(167,000)
Prepaid expense	108,000	23,000
Accounts payable and accrued liabilities	(457,000)	744,000
Net cash (used in) provided by operating activities	(782,000)	2,676,000

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of mining equipment	(1,075,000)	(1,542,000)
Proceeds from the sale of miners	171,000	-
Refundable deposit	(50,000)	(360,000)
Net cash used in investing activities	(954,000)	(1,902,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for insurance payable	(279,000)	(24,000)
Issuance of note payable for insurance premiums	-	65,000
Loan modification payment for BTC note	-	(104,000)
Cash acquired in connection with the reverse recapitalization	500,000	-
Proceeds from issuance of common stock	2,054,000	-
Cash expenses for issuance of common stock	(235,000)	-
Net cash provided by (used in) financing activities	2,040,000	(63,000)

Net change in cash	304,000	711,000

Cash-beginning of period	915,000	269,000
Cash-end of period	$1,219,000	$980,000
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$1,219,000	$960,000
Restricted cash	-	20,000
Cash and cash equivalents and restricted cash	$1,219,000	$980,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash investing and financing activities:
Accrued expenses for issuance of common stock	$267,000	$620,000
Digital assets used for principal and interest payment of note payable	$3,283,000	$6,243,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

On February 9, 2024, the Company completed the transactions contemplated by the Merger Agreement (the “Merger”). Under the terms of the Merger Agreement, Akerna Merger Co. (“Merger Sub”) merged with and into Ivy, with Ivy surviving as a wholly-owned subsidiary of Akerna. On the Effective Date of the Merger, each share of Ivy’s common stock, par value $0.0001 per share (the “Ivy Common Stock”), and Ivy’s preferred stock, par value $0.0001 per share (the “Ivy Preferred Stock,” collectively referred to herein with the Ivy Common Stock as the “Ivy Shares”), outstanding immediately prior to the Effective Date was converted into the right to receive approximately 1.7273744 shares of Gryphon common stock.  Each warrant to purchase common stock of Ivy that was issued and outstanding at the Effective Date remained issued and outstanding and were assumed by the Company and is exercisable for shares of common stock pursuant to its existing terms and conditions as adjusted to reflect the ratio of exchange of Ivy Shares for shares of common stock. In connection with the Merger, on February 8, 2024, Akerna filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Reverse Stock Split Amendment”). Because the Reverse Stock Split Amendment did not reduce the number of authorized shares of common stock, the effect of the Reverse Stock Split was to increase the number of shares of common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not modify any voting rights or other terms of the common stock. Eighty thousand and eight hundred and sixty-four (80,864) fractional shares were issued in connection with the Reverse Stock Split. Immediately after giving effect to the Merger and the Reverse Stock Split, the Company had 38,038,533 shares of common stock outstanding. On February 9, 2024, the common stock began trading on the Nasdaq under the symbol “GRYP.” All share and per-share data presented in these unaudited condensed consolidated financial statements have been adjusted for the exchange ratio.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim six-month periods ended June 30, 2024 and 2023. The results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or for any future period.

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

Since the Company began revenue generation in September 2021, management has financed the Company’s operations through equity and debt financing and the sale of the digital assets earned through mining operations. On June 30, 2024, the Company had cash and cash equivalents totaling $1,219,000 and digital assets totaling $974,000.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2024, and December 31, 2023, the Company had $719,000 and $673,000 in excess of the federal insurance limit, respectively. Also, the Company holds cash for third parties in the amount of $8,000 as of December 31, 2023. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

As of June 30, 2024, accounts receivable pertained to proceeds (fiat currency) not yet received for the sale of digital assets or cryptocurrencies due to the cut-off period. Management has assessed the consideration of credit risk, and subsequent to the reporting periods where a balance existed, the Company has received payment in full of all outstanding accounts receivable and, as such, does not believe an allowance is necessary.

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

Cryptocurrency mining:

The Company has entered into contracts with digital asset mining pool operators to provide the service of performing hash computations for the mining pool operator. The contracts are terminable at any time for any reason by either party without cause and without penalty and the Company’s enforceable right to compensation only begins when the Company provides the service of performing hash computations for the mining pool operator. The contract is for a continuous 24-hour period each day. The Company’s access and usage rights to the pool and services automatically renew for a successive 24-hour period (00:00:00 UTC and 23:59:59 UTC) unless terminated in accordance with the terms set forth by the terms of service. In exchange for performing hash computations for the mining pool, Gryphon is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are netted as a reduction of the transaction price). Gryphon’s fractional share is based on the proportion of hash computations Gryphon performed for the mining pool operator to the total hash computations contributed by all mining pool participants in solving the current algorithm during the 24-hour period. Hashrate is the measure of the computational power per second used when mining. It is measured in units of hash per second, meaning how many calculations per second that can be performed. The consideration the Company will receive, comprised of block rewards, transaction fees less mining pool operator fees are aggregated in a sub-balance account held by the mining pool operator. That balance, due to the Company, is calculated by the mining pool operator based on the hashrate provided and hash computations completed by the Company for the mining pool from midnight-to-midnight (00:00:00 UTC and 23:59:59) UTC time, and a sub-account balance is credited one hour later at 1AM UTC time. The balance is then withdrawn to the Company’s whitelisted wallet address, once a day, between the hours of 9am to 5pm UTC time. The rate of payment occurs once per day, as long as the minimum payout threshold of 0.01 bitcoin has accumulated in the sub-account balance, in accordance with the mining pool operator’s terms of service. Pursuant to ASC 606-10-55-42, the Company assessed if the customer’s option to renew represented a material right that represents a separate performance obligation and noted the renewal is not a material right. The definition of a material right is a promise in a contract to provide goods or services to a customer at a price that is significantly lower than the stand-alone selling price of the good or service. The mining pool operator does not provide any discounts and as such there is no economic benefit to the customer and as such a separate performance obligation does not exist under 606-10-55-42. In addition, there are no options for renewal that are separately identifiable from other promises in the contract such as an ability to extend the contract at a reduced price.

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

Cost of Revenues

The Company’s cost of revenue consists primarily of direct costs of earning bitcoin related to mining operations, including electric power costs, other utilities, labor, insurance whether incurred directly from self-mining operations or reimbursed, including any revenue sharing arrangements under co-location agreements, but excluding depreciation and amortization, which are separately stated in the Company’s Unaudited Consolidated Statements of Operations.

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

Transaction Price: ASC 606-10-32-26 provides guidance on determining the transaction price. The Company considered the effects of variable consideration, constraints on variable consideration, the existence of a significant financing component in the contract, and non-cash consideration. The Company receives variable consideration given the variable nature of the amount of mining power (hashrate) contributed on a daily basis (24-hour period per recurring contract term). The Company completes an analytical procedure as part of its monthly closing process to determine the reasonableness of consideration received. There are no significant financing components of the transaction or delays in the timing of payments from the customer to the Company, whereas the Company would need to adjust the transaction price for the time value of money. As the Company receives non-cash consideration, in the form of bitcoin, ASC 606-10-32-26 specifies that the Company should measure non-cash consideration at fair value. The fair value of the non-cash consideration would be included in the determination of the transaction price. The Company does not receive the gross amounts of bitcoin earned prior to the transaction fees deduction by the pool operator. As such, the consideration received is net or inclusive of the transaction fees incurred and charged by the customer (pool operator).

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three and six months ended June 30, 2024 and 2023 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 588,626 shares and 10,958,876 shares as of June 30, 2024 and 2023, respectively.

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

Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt the new guidance effective January 1, 2024 resulting in a $739,000 cumulative-effect change to adjust the Company’s bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

NOTE 2 – DIGITAL ASSETS

The following table summarizes the digital currency transactions of Bitcoin for:

	June 30, 2024	December 31, 2023
ASC 2023-08 fair value adjustment	$739,000	$-
Digital assets beginning balance	2,097,000	6,746,000
Revenue recognized from mined digital assets	13,005,000	21,052,000
Revenue share from Sphere 3D	-	321,000
Cost of digital assets sold for cash	(12,969,000)	(17,977,000)
Cost of digital assets transferred for noncash expenditures	(3,283,000)	(7,770,000)
Impairment loss on digital assets	-	(275,000)
Fair value gain on digital assets	1,385,000	-
Digital assets ending balance	$974,000	$2,097,000

For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company used digital assets with a value of $3,283,000 and $7,770,000, respectively, for the payment of principal and interest for its notes payable.

The following table presents the Company’s Bitcoin holdings as of:

	June 30, 2024	December 31, 2023
Number of Bitcoin held	15.77	67.18
Carrying basis - per Bitcoin	$57,637	$31,213
Fair value - per Bitcoin	$61,776	$42,214
Carrying basis of Bitcoin	$908,000	$2,097,000
Fair value of Bitcoin	$974,000	$2,836,000

The carrying basis (or cost basis) represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities.

The carrying amount for 67.18 Bitcoin held as of the adoption of ASC 350-60, was determined on the “cost less impairment” basis.

The Company’s Bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of each of June 30, 2024 and December 31, 2023, the Company held no other crypto currency.

As of June 30, 2024 and December 31, 2023, the Company held 100% of its Bitcoin in cold storage and nil hot wallets, respectively.

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

The table below summarizes the movement in this account for the periods:

	June 30, 2024	December 31, 2023
Fair value beginning of period	$403,000	$235,000
Change in fair value	(272,000)	168,000
Balance end of period	$131,000	$403,000

NOTE 4 – DEPOSITS

The deposits are summarized as follows:

	June 30, 2024	December 31, 2023
Balance beginning of period	$420,000	$60,000
Cash deposit	50,000	360,000
Balance end of period	$470,000	$420,000

As of June 30, 2024, the Company had a $420,000 refundable deposit with Coinmint and $50,000 of refundable deposits with other entities.

NOTE 5 – MINING EQUIPMENT, NET

Mining equipment consisted of 8,825 and 8,532 units of bitcoin mining machines as of June 30, 2024, and December 31, 2023, respectively. The following table summarizes the carrying amount of the Company’s mining equipment, as of:

	June 30, 2024	December 31, 2023
Mining equipment
Balance, beginning of year	$15,978,000	$47,599,000
Additions	1,574,000	1,894,000
Disposals	(443,000)	(105,000)
Impairment	-	(8,335,000)
Revaluation from impairment	-	(25,075,000)
Ending balance	$17,109,000	$15,978,000

Accumulated depreciation
Balance, beginning of year	$3,062,000	$13,231,000
Additions	6,539,000	14,958,000
Disposals	(126,000)	(51,000)
Revaluation from impairment	-	(25,076,000)
Ending balance	$9,475,000	$3,062,000
Net carrying amount	$7,634,000	$12,916,000

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities, as of:

	June 30, 2024	December 31, 2023
Accounts payable	$3,885,000	$2,234,000
Accrued liabilities	2,481,000	1,415,000
Total	$6,366,000	$3,649,000

NOTE 7 – NOTES PAYABLE

The following table summarizes the fair value of the BTC Note, as of:

	June 30, 2024	December 31, 2023
Beginning balance	$14,868,000	$12,636,000
Payment	(2,729,000)	(6,105,000)
Negative interest payment	39,000	-
Amended principal payment	-	(4,856,000)
Adjustment to fair value	6,895,000	13,193,000
Ending balance	$19,073,000	$14,868,000
Less – current portion	19,073,000	14,868,000
Ending balance – noncurrent portion	$-	$-

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

On March 29, 2023, the Company amended and restated the BTC Note (the “Amendment”). The maturity date was extended from May 2024 to March 2026, and the interest rate was increased to 6% per annum, to be applied to the number of bitcoins remaining to be paid at the beginning of each month.

The monthly principal and interest payments, starting with the April 2023 payment, have been adjusted to be 100% of net monthly mining revenue, defined as, for each calendar month, the sum of (a) all of Borrower’s revenue generated from all Bitcoin generated by the Borrower with the Collateral (as defined in the BTC Note) less (b) the sum of the Borrower’s  direct and indirect general and administrative expenses (“SG&A”) in connection with Bitcoin mining operations, but not to exceed the greater of (x) $100,000 and (y) the amount that is previously preapproved by the Lender in writing for such calendar month; provided, however that, to the extent that SG&A is capped by clause (b) above, any unapplied SG&A may be rolled forward to subsequent months until fully deducted. Notwithstanding the foregoing, unless otherwise approved by Lender, the aggregate amount of SG&A during any rolling twelve-month period shall not exceed $750,000, provided that if at the end of a fiscal quarter, commencing with the fiscal quarter ending June 30, 2023, if (x) the aggregate principal amount payment received by the Lender for such fiscal quarter exceeds 38.6363638 Bitcoin and (y) the average principal amount payment received by the Lender for each fiscal quarter (commencing fiscal quarter ending June 30, 2023 and through and including the fiscal quarter for which such determination is to be made) exceeds 38.6363638 Bitcoin per fiscal quarter, then, the Borrower shall pay to the Lender 75% of Net Monthly Mining Revenue (as defined in the Amendment) for the immediately succeeding fiscal quarter (and thereafter, in the following fiscal quarter would shift to 100%). In the event that the Net Monthly Mining Revenue for any month is insufficient to cover interest payment under the BTC Note, such deficiency shall be deemed paid-in-kind by capitalizing such deficiency in interest payment and adding such amount to the principal amount of indebtedness under the BTC Note.

Also, as part of the Amendment, the Company has agreed not to convey, sell, lease, transfer, assign, or otherwise dispose of any of the Company’s digital assets outside of the ordinary course of business.

Additionally, the Company is required thereunder to maintain a collateral (mining equipment and digital assets) coverage ratio of 110% (“Collateral Coverage Ratio”). A breach of the Collateral Coverage Ratio shall not be deemed to have occurred until the lender has provided notice to the Company of such breach. If the Collateral Coverage Ratio decreases below 110%, the Company will have to provide the lender with additional collateral in the form of bitcoin, U.S. dollars, or additional equipment. If the Company is unable to do so, the Company may default on the BTC Note, which could have a material adverse effect on the Company’s operations, financial condition, and results of operations. As of June 30, 2024, the Company was not in breach of the Collateral Coverage Ratio.

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

The Company has evaluated the Amendment in accordance with ASC 470-50 Modification and Extinguishments. The change in the interest rate from 5.0% to 6.0% caused there to be a significant change in the cashflows of the BTC Note. Also, given that the BTC Note carried on the unaudited condensed consolidated balance sheet at fair value, any gain on loss from the extinguishment would be adjusted through the change in fair value as of June 30, 2024.

Also, based on the repayment terms and the interest calculation, the Company is unable to determine what would be the current portion and long-term portions as of June 30, 2024, so the Company will present the BTC Note as current.

For the three and six months ended June 30, 2024, the Company recognized interest expense amounting to $282,000 and $608,000, respectively, of which $93,000 is still accrued. For the three and six months ended June 30, 2023, the Company recognized interest expense amounting to $178,00 and $368,000, respectively.

As of December 31, 2023, the Company had accrued interest expense amounting to $77,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Consulting Agreements

On January 14, 2021, the Company entered into a consulting agreement (“Consulting Agreement”) with Chang Advisory Inc. for Robby Chang (“Consultant”), to serve as the Company’s Chief Executive Officer and as a member of the Board of Directors. The Consulting agreement will continue until terminated by either the Consultant or the Company. Pursuant to the Consulting Agreement, Mr. Chang receives annual compensation of $300,000 (Canadian dollars). Subsequent to June 30, 2024, the Compensation Committee approved the payment of Mr. Chang’s salary in USD instead of Canadian dollars.

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

During Q1 2024, the Company remitted all digital assets held for other parties and restricted cash to Sphere 3D. As of June 30, 2024 and December 31, 2023, the Company held approximately 0 and 21.47 bitcoin, respectively, with a value of approximately $0 and $908,000, respectively, classified as digital assets held for other parties on the balance sheet. Also, as of June 30, 2024 and December 31, 2023, the Company held approximately $0 and $8,000, respectively of cash generated from the sale of Sphere 3D BTC, to be used to make payments related to the Sphere MSA, classified as restricted cash on the balance sheet.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

As of June 30, 2024, the Company has 155,000,000 shares authorized, of which 150,000,000 shares are common stock and 5,000,000 shares are preferred stock.

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

At The Market Offering (ATM)

On April 19, 2024, the Company commenced a new At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. As of June 30, 2024, the Company sold 544,578 shares under this program for proceeds of $424,000, net of $235,000 of direct offering costs.

Common Stock Issued for Services

On April 8, 2024, the Company entered into an agreement with a vendor pursuant to which the Company issued 387,597 shares of common stock to such vendor. The shares were valued at the fair market value of approximately $632,000, which was the closing trading price for the Company’s common stock on the date of issuance.

On April 16, 2024, the Company entered into an agreement with a vendor pursuant to which the Company issued 800,000 shares of common stock to such vendor. The shares were valued at the fair market value of approximately $1,160,000, which was the closing trading price for the Company’s common stock on the date of issuance. The Company also made a one-time payment to the vendor of $600,000.

Restricted common stock awards

The table below summarizes the compensation expense related to the Company’s restricted stock awards for the six months ended June 30:

	2024	2023
Directors
February 23, 2023: 168,419 share grant of common stock	$70,000	$-

Consultants
October 20, 2021: 17,274 share grant for common stock	-	146,000
October 22, 2021: 8,637 share grant for common stock	-	62,000
October 26, 2021: 17,274 share grant for common stock	-	122,000

Employees
June 19, 2023; 675,058 share grant of common stock	278,000	38,000
April 4, 2022: 166,667 share grant for common stock	-	395,000
Stock-based compensation expense reversal for April 4, 2022 grant	-	(1,910,000)

Other
Officer contributed capital	-	126,000
	$348,000	$(1,021,000)

On June 19, 2023, the Company’s CFO was granted a time-based equity grant of 675,058 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a three (3)-year period beginning on the Effective Date, subject to CFO’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $2.42 per share for a total of $946,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (NASDAQ: GRYP). The equity compensation expense for the six months ended June 30, 2024 amounted to $278,000.

On February 23, 2023, the Company entered into Independent Director agreements with two individuals. As part of the compensation for the agreements, the Company granted restricted stock of 84,210 to each of the directors for a total of 168,419 shares of the Company’s common stock. The shares vest every six months in six equal installments of 14,035 shares for a total of 28,070 shares. The equity award was valued as of the grant date at $3.36 per share for a total of $328,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (NASDAQ: GRYP). The equity compensation expense for the six months ended June 30, 2024 amounted to $70,000.

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

On October 26, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 17,274 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 4,318 Shares will vest on the six-month anniversary of the Effective Date, 4,318 Shares will vest on the first-year anniversary of the Effective Date, 4,318 Shares will vest on the eighteen-month anniversary, and the 4,318 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $33.48 per share for a total of $322,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the six months ended June 30, 2023 amounted to approximately $122,000 and $0 for 2024.

On October 22, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 8,637 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 2,159 Shares will vest on the six-month anniversary of the Effective Date, 2,159 Shares will vest on the first-year anniversary of the Effective Date, 2,159 Shares will vest on the eighteen-month anniversary, and the 2,159 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $33.90 per share for a total of $163,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the six months ended June 30, 2023 amounted to $62,000 and $0 for 2024.

On October 20, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 17,274 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 4,318 Shares will vest on the six-month anniversary of the Effective Date, 4,318 Shares will vest on the first-year anniversary of the Effective Date, 4,318 Shares will vest on the eighteen-month anniversary, and the 4,318 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $39.48 per share for a total of $380,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the six months ended June 30, 2023 amounted to $146,000 and $0 for 2024.

Warrants

Transactions involving warrants are as follows for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Weighted Average Intrinsic Value
Outstanding – December 31, 2023	1,844,781	$9.84	1.39	$5.81	$1.19
Granted	-	-	-	-	-
Exercised	165,622	0.006	0.75	9.06	1.48
Expired	1,652,851	10.98	-	7.55	-
Outstanding – June 30, 2024	26,308	0.006	0.50	0.14	1.18
Vested and exercisable – June 30, 2024	26,308	0.006	0.50	0.14	1.18
Unvested and non-exercisable – June 30, 2024	-	$-	-	$-	$-

During the six months ended June 30, 2024, 165,622 warrants were exercised.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets and liabilities as of the dates presented below:

	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$131,000	$131,000	$-	$-
Digital assets	$974,000	$974,000	$-	$-
Liabilities:
BTC Note	$19,073,000	$19,073,000	$-	$-

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Digital assets held for other parties	$908,000	$908,000	$-	$-
Marketable securities	$403,000	$403,000	$-	$-
Liabilities:
Liability related to digital assets held for other parties	$916,000	$916,000	$-	$-
BTC Note	$14,868,000	$14,868,000	$-	$-

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined there are no reportable events for the six months ended June 30, 2024, except for the following.

On July 29, 2024, Mr. Simeon Salzman, the Chief Financial Officer of the Company, informed the Company of his decision to voluntarily resign from his position to pursue other professional opportunities. Mr. Salzman’s last day will be November 15, 2024, and he will remain in his current position to assist with the transition of his responsibilities until such date. The Company intends to appoint a Chief Financial Officer to fill the vacancy caused by Mr. Salzman’s departure.

During July 2024, as part of the ATM program, the Company issued 530,443 shares of common stock for net proceeds of approximately $602,000.

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

Business Overview

Founded in October 2020, Gryphon is a bitcoin mining company based in Las Vegas, Nevada. Gryphon launched its mining operations in September 2021 upon the receipt of the first of 12 batches of 600 Bitmain S19j Pro Antminers. Gryphon has deployed a combined total of approximately 8,800 S19j Pro and S21 Antminers from Bitmain Technologies Limited. Gryphon’s mission is to create a net carbon neutral bitcoin miner. Gryphon’s revenue model is to mine and hold bitcoin, and then sell only the bitcoin that is necessary to pay its operating expenses and to reinvest in operational expansion. The bitcoin that is sold to pay operating expenses and to reinvest in operational expansion is sold within a 24-hour time frame of receipt.

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

For the three months ended June 30, 2024 and 2023, Gryphon mined approximately 84 and 187 bitcoins, respectively. For the six months ended June 30, 2024 and 2023, Gryphon mined approximately 227 and 399 bitcoins, respectively. While Gryphon does not have any plans to acquire digital assets other than bitcoin, it may do so in the future.

Breakeven Analysis

Below is a breakeven analysis of Gryphon’s mining operations for the three month periods ending June 30, 2024 and 2023:

	2023	Q2/23	Q2/24
Mining Revenues	$21,052,000	$4,963,000	$5,515,000
Bitcoin mined	739	187	84
Value of one mined bitcoin	$28,487	$26,540	$65,655
Cost of Revenues (excluding depreciation)	$13,462,000	$2,823,000	$3,803,000

	2023	Q2/23	Q2/24
Cost to mine one bitcoin	$18,217	$15,096	$45,452
Total Bitcoin Equivalent Coins Generated (Total BTC Equiv)*	771	200	84
Breakeven of Total BTC Equiv	$17,465	$14,115	$45,452

*	Amount represents Bitcoin plus MSA BTC Equiv listed below in table

	Bitcoin	MSA BTC	Total BTC
	Mined	Equiv	Equiv
23-Jan	80	2.8	83
23-Feb	64	2.8	67
23-Mar	68	3.2	71
23-Apr	60	3.8	64
23-May	69	5.5	74
23-Jun	58	3.8	62
23-Jul	61	3.8	65
23-Aug	61	2.8	64
23-Sep	54	2.2	56
23-Oct	47	0.4	47
23-Nov	57	0.6	58
23-Dec	60	0.0	60
24-Jan	52	0.0	52
24-Feb	45	0.0	45
24-Mar	45	0.0	45
24-Apr	40	0.0	40
24-May	22	0.0	22
24-Jun	22	0.0	22

The breakeven analysis is computed by taking the cost of revenues for the given period and dividing that sum by the number of Bitcoin Equivalent Coins Generated during the same period. For instance, in (Q2/23 the $4,963,000 cost of revenues is divided by the 200 Bitcoin Equivalent Coins Generated, resulting in an average of $14,115 per coin). The BTC Equivalent calculation labeled as “Total BTC Equiv” in the table, is determined by combining Gryphon’s bitcoin-mined during the period with the bitcoin equivalent amount of revenue earned from the Sphere MSA. To calculate the latter, the revenue earned from the Sphere MSA during the period is divided by the average bitcoin price as quoted by the Principal Market for that same period (labeled as “MSA BTC Equiv” in the table). The breakeven analysis is an operational metric that does not take capital expenditures or financing mechanics into consideration. The calculation only considers direct operational costs, such as electricity and hosting. The mining equipment was originally financed primarily through equity capital raises and cash flows resulting from the sale of bitcoin generating by mining operations. As of June 30, 2024, there are no financing agreements outstanding related to financing of mining equipment.

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

The breakeven cost of mining bitcoin is influenced primarily by two factors. First, the cost of electricity sourced from Gryphon’s hosting providers, which encompasses a combination of pass-through market electricity prices and profit-sharing arrangements. Second, it is affected by the global hashrate of the Bitcoin network. Over the twelve-month period through the second quarter of 2024, the cost of electricity plus the profit-sharing arrangement in place with the hosting provider have continued to increase from $0.0569 per kilowatt hour in the second quarter of 2023 to $0.0654 per kilowatt hour in the second quarter of 2024. This increase is attributed to an increase in pass through energy prices over the twelve-month period of 14.9%, resulting in a less cost-effective electricity supply. In addition, the global hashrate of the Bitcoin network has shown a consistent upward trend, with sequential increases of 9.1%, 21.6%, 19.0% and 6.7% over the last four quarters ending June 30, 2024. This increase in the global hashrate has led to fewer bitcoins being mined for the same amount of energy consumption. The combined effect of these changes in the two key cost drivers has resulted in an increase in the overall breakeven level as of June 30, 2024 compared to June 30, 2023.

Recent Developments

On April 19, 2024, the Company commenced a new At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. As of August 14, 2024, the Company had sold 1,075,021 shares under this program for total net proceeds of $1.24 million.

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

Gryphon and Sphere 3D are engaged in litigation regarding the Sphere 3D MSA, and on October 6, 2023, Sphere 3D delivered a termination notice to Gryphon with respect to the Sphere 3D MSA. For additional information regarding these matters, see Note 8 - Commitments and Contingencies.

Results of Operations

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table shows the Company’s results of operations for the six months ended June 30:

			Change
	2024	2023	Dollar	Percentage
Revenues
Mining revenues	$13,005,000	$9,803,000	$3,202,000	32.7%
Management services	-	556,000	(556,000)	(100.0)
Total revenues	13,005,000	10,359,000	2,646,000	25.5
Cost and expenses
Cost of revenues	8,640,000	5,560,000	3,080,000	55.4
General and administrative expenses	6,289,000	2,446,000	3,843000	157.1
Stock-based compensation expense	348,000	(1,021,000)	1,369,000	(134.1)
Depreciation	6,539,000	7,839,000	(1,300,000)	(16.6)
Impairment of digital assets	-	233,000	(233,000)	(100.0)
Unrealized gain on digital assets	(1,385,000)	-	(1,385,000)	100.0
Realized gain on sale of digital assets	-	(467,000)	467,000	(100.0)
Total operating expenses	20,431,000	14,590,000	5,841,000	40.0
Loss from operations	(7,426,000)	(4,231,000)	3,195,000	75.5
Other expenses	(8,327,000)	(5,302,000)	(3,025,000)	57.1
Loss before provision for income taxes	$(15,753,000)	$(9,533,000)	$(6,220,000)	65.2%

Mining revenues

Mining revenues increased to $13,005,000 for the six months ended June 30, 2024 from $9,803,000 for the six months ended June 30, 2023. The increase in mining revenues of $3,202,000 is due to both an increase in the number of miners in operation and the average value of a Bitcoin. As of June 30, 2024, the Company had approximately 8,800 miners compared to approximately 8,300 as of June 30, 2023. The average value of Bitcoin for the six months ended June 30, 2024 was $59,000 compared to $26,000 for the six months ended June 30, 2023, an increase of $34,000, or 131%.

Management services

Management services revenue decreased to $0 for the six months ended June 30, 2024, compared to $556,000 for the six months ended June 30, 2023. Management services revenue relates to the Sphere MSA, regarding which Sphere 3D delivered a termination notice to the Company on October 6, 2023. See Note 8 - Commitments and Contingencies.

Cost of revenues

Cost of revenues increased to $8,640,000 for the six months ended June 30, 2024 from $5,560,000 for the six months ended June 30, 2023. The increase of $3,080,000 was primarily attributable to (i) an increase in the deployment of miners, (ii) an increase in Bitcoin network hashrate, and (iii) higher energy costs.

General and administrative expenses are as follows for the six months ended June 30,

			Change
	2024	2023	Dollar	Percentage
Professional fees	$1,939,000	$1,147,000	$792,000	69.1%
Investor and public relations expenses	3,354,000	-	3,354,000	100.0
Salaries and wages	454,000	302,000	152,000	50.3
Insurance expense	327,000	84,000	243,000	289.3
Franchise tax and license	-	194,000	(194,000)	(100.0)
Other expenses	215,000	159,000	56,000	35.2
Loss on MSA	-	560,000	(560,000)	(100.0)
Total general and administrative expenses	$6,289,000	$2,446,000	$3,678,000	157.11%

Professional fees increased to $1,939,000 for the six months ended June 30, 2024 from $1,147,000 for the six months ended June 30, 2023. The increase of $792,000 was due to (i) an increase of $140,000 for accounting-related services, (ii) an increase in legal fees of $264,000, and (iii) $388,000 of professional fees related to the Merger.

Investor and public relations expenses increased to $3,354,000 for the six months ended June 30, 2024 from $0 for the six months ended June 30, 2023. The increase is due to the Merger. As a newly public company, management hired consulting firms to increase the Company’s public exposure. Included in the $3.4 million of investor and public relations expense for the six months ended June 30, 2024 is $1.5 million of non-cash expense related to the fair value of common stock issued to consultants.

Salaries and wages increased to $454,000 for the six months ended June 30, 2024 from $302,000 for the six months ended June 30, 2023. The increase of $152,000 is due to compensation for three new directors and hiring one additional employee.

Insurance expense increased to $327,000 for the six months ended June 30, 2024 from $84,000 for the six months ended June 30, 2023. The increase of $243,000 was attributable to an increase in our insurance premiums as a result of becoming a public company.

Franchise tax and license decreased to $0 for the six months ended June 30, 2024 from $194,000 for the six months ended June 30, 2023.

Other expenses increased to $215,000 for the six months ended June 30, 2024 from $159,000 for the six months ended June 30, 2023. The increase of $56,000 is attributable to an increase in payments of $108,000 to regulatory agencies and a general decrease in other expenses of $52,000.

Loss on MSA - A threat actor representing to be the CFO inserted themselves into an email exchange between the CFO and the Company’s CEO, which also included Sphere 3D’s CEO, regarding the transfer of Sphere 3D’s BTC from the Company’s wallet to Sphere 3D’s wallet. The threat actor requested that the BTC be transferred to an alternate wallet. As a result, 26 BTC, valued at approximately $560,000 at the time, was transferred to a wallet controlled by the threat actor. As advised by legal counsel, the Company engaged with US Federal law enforcement to recover the BTC. Despite these attempts of law enforcement to recover the BTC, recovery was not possible. The Company subsequently wired the commensurate amount in USD to Sphere 3D to make them whole for the stolen BTC. The Company also engaged a nationally recognized third-party firm to perform a forensic analysis. The analysis revealed that the threat actor did not enter the email exchange via The Company’s IT systems. Sphere 3D made a claim with its insurance carrier. If its insurance carrier reimburses Sphere 3D’s, the Company would request reimbursement from Sphere 3D. The Company has also subsequently modified its control systems to protect against any future attempted incursions. In March 2023, the Company paid Sphere for $560,000, which was classified as a general and administrative expense on the consolidated statement of operations.

Stock-based compensation

Stock-based compensation expense increased to $348,000 for the six months ended June 30, 2024 from a benefit of $(1,021,000) for the six months ended June 30, 2023. The increase is due to a one time forfeiture of stock-based compensation of $1,910,000 in connection with termination of an employment agreement in the prior year period.

Depreciation

Depreciation decreased to $6,539,000 for the six months ended June 30, 2024 from $7,839,000 for the six months ended June 30, 2023. During the year ended December 31, 2023, the Company assessed the need for an impairment write-down of mining equipment (held as fixed assets). In accordance with ASC 360-10, the Company determined that the fixed asset category had carrying values in excess of fair value. Accordingly, the Company recognized impairment charges, reducing its mining equipment’s depreciable basis. Therefore, the depreciation expense for the six months ended June 30, 2024 was reduced.

Impairment of digital assets

The impairment of digital assets decreased to $0 for the six months ended June 30, 2024 from $233,000 for the six months ended June 30, 2023.

Unrealized gain on digital assets

As of January 1, 2024, the Company implemented ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60) (“ASU 2023-08”): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. As of June 30, 2024, the Company recognized a $1,385,000 increase in the fair market value of its digital asset holdings.

Realized gain on sale of digital assets

The realized gain on the sale of digital assets was $0 for the six months ended June 30, 2024, compared to $467,000 for the six months ended June 30, 2023. With the implementation of ASU 2023-08, realized gains on the sale of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Other (expense) income was as follows for the six months ended June 30,

			Change
	2024	2023	Dollar	Percentage

Unrealized (loss) gain on marketable securities	$(272,000)	$1,000	$(273,000)	(27,300.0)%
Realized gain from use of digital assets	-	3,800,000	(3,800,000)	100.0
Change in fair value of notes payable	(6,895,000)	(8,949,000)	(2,054,000)	(23.0)
Interest expense	(620,000)	(368,000)	252,000	68.5
Loss on disposal of asset	(146,000)	(53,000)	93,000	175.5
Merger and acquisition cost	(394,000)	-	394,000	100.0
Other income	-	267,000	(267,000)	(100.0)
Total other expense	$(8,327,000)	$(5,302,000)	$3,025,000	57.1%

Unrealized (loss) gain on marketable securities

For the six months ended June 30, 2024, unrealized loss on marketable securities was $272,000, as compared to a gain of $1,000 for the six months ended June 30, 2023. The loss for the six months ended June 30, 2024 related to a decrease in the fair market value of the underlying securities held.

Realized gain from use of digital assets

For the six months ended June 30, 2024, the realized gain from the use of digital assets was $0, compared to $3,800,000 for the six months ended June 30, 2023. With the implementation of ASU 2023-08, realized gains on the use of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Change in fair value of notes payable

The Company has a note payable denominated in Bitcoin, which is accounted for under the fair value method of accounting. For the six months ended June 30, 2024, the Company recognized a $6,895,000 increase in the fair value of notes payable, compared to an $8,949,000 increase for the six months ended June 30, 2023.

Interest expense

Interest expense increased to $620,000 for the six months ended June 30, 2024 from $368,000 for the six months ended June 30, 2023. The increase of $252,000 is primarily due to the Amendment of the BTC Note on March 29, 2023.

Loss on disposal of asset

Loss on disposal of asset was $146,000 for the six months ended June 30, 2024, as compared to $53,000 for the six months ended June 30, 2023.

Merger and acquisition cost

The merger and acquisition cost of $394,000 relates to a working capital adjustment for the Company’s disposal of its subsidiary MJ Freeway, which occurred on February 8, 2024. The $394,000 is an estimate of the potential working capital adjustment, as the Company is still in negotiations with the purchaser.

Other income

During the six months ended June 30, 2023, the Company held third-party discount coupons for the purchase of mining machines. The Company sold these discount coupons for $267,000.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table shows the Company’s results of operations for the three months ended June 30:

			Change
	2024	2023	Dollar	Percentage
Revenues
Mining revenues	$5,515,000	$4,963,000	$552,000	11.1%
Management services	-	320,000	(320,000)	(100.0)
Total revenues	5,515,000	5,283,000	232,000	4.4
Cost and expenses
Cost of revenues	3,803,000	2,823,000	980,000	34.7
General and administrative expenses	3,828,000	1,092,000	2,736,000	250.5
Stock-based compensation expense	140,000	131,000	9,000	6.9
Depreciation	3,292,000	3,858,000	(566,000)	(14.7)
Impairment of digital assets	-	232,000	(232,000)	(100.0)
Unrealized gain on digital assets	318,000	-	318,000	100.0
Realized gain on sale of digital assets	-	(169,000)	(169,000)	(100.0)
Total operating expenses	11,381,000	7,967,000	3,414,000	42.9
Loss from operations	(5,866,000)	(2,684,000)	3,182,000	118.6
Other expenses	(1,857,000)	61,000	1,796,000	2,944.3
Loss before provision for income taxes	$(4,009,000)	$(2,623,000)	$1,386,000	52.8%

Mining revenues

Mining revenues increased to $5,515,000 for the three months ended June 30, 2024 from $4,963,000 for the three months ended June 30, 2023. The increase in mining revenues of $552,000 is due to both an increase in the number of miners in operation and the average value of a Bitcoin. As of June 30, 2024, the Company had approximately 8,800 miners compared to approximately 8,300 as of June 30, 2023. The average value of Bitcoin for the three months ended June 30, 2024 was $65,000 compared to $28,000 for the three months ended June 30, 2023, an increase of $38,000, or 134%.

Management services

Management services revenue decreased to $0 for the three months ended June 30, 2024, compared to $320,000 for the three months ended June 30, 2023. Management services revenue relates to the Sphere MSA, regarding which Sphere 3D delivered a termination notice to the Company on October 6, 2023. See Note 8 - Commitments and Contingencies.

Cost of revenues

Cost of revenues increased to $3,803,000 for the three months ended June 30, 2024 from $2,823,000 for the three months ended June 30, 2023. The increase of $980,000 was primarily attributable to (i) an increase in the deployment of miners, (ii) an increase in Bitcoin network hashrate, and (iii) higher energy costs.

General and administrative expenses are as follows for the three months ended June 30,

			Change
	2024	2023	Dollar	Percentage
Professional fees	$891,000	$659,000	$232,000	35.2%
Investor and public relations expense	2,467,000	-	2,467,000	100.0
Salaries and wages	221,000	219,000	2,000	0.9
Insurance expense	185,000	42,000	143,000	340.5
Franchise tax and license	-	83,000	(83,000)	(100.0)
Other expenses	64,000	89,000	(25,000)	(28.1)
Total general and administrative expenses	$3,828,000	$1,092,000	$2,736,000	250.6%

Professional fees increased to $891,000 for the three months ended June 30, 2024 from $659,000 for the three months ended June 30, 2023. The increase of $232,000 was due to (i) an increase of $200,000 for legal fees and (ii) an increase of $32,000 for accounting services.

Investor and public relations expense increased to $2,467,000 for the three months ended June 30, 2024 from $0 for the three months ended June 30, 2023. The increase is due to the Merger. As a newly public company, management hired consulting firms to increase the Company’s public exposure. Included in the $2.5 million of investor and public relations expense for the three months ended June 30, 2024 is $1.5 million of non-cash expense related to the fair value of common stock issued to consultants.

Salaries and wages increased to $221,000 for the three months ended June 30, 2024 from $219,000 for the three months ended June 30, 2023.

Insurance expense increased to $185,000 for the three months ended June 30, 2024 from $42,000 for the three months ended June 30, 2023. The increase of $143,000 was attributable to an increase in our insurance premiums as a result of becoming a public company.

Franchise tax and license decreased to $0 for the three months ended June 30, 2024 from $83,000 for the three months ended June 30, 2023.

Other expenses decreased to $64,000 for the three months ended June 30, 2024 from $89,000 for the three months ended June 30, 2023.

Stock-based compensation

Stock-based compensation expense increased to $140,000 for the three months ended June 30, 2024 from $131,000 for the three months ended June 30, 2023.

Depreciation expense

Depreciation expense decreased to $3,292,000 for the three months ended June 30, 2024 from $3,858,000 for the three months ended June 30, 2023. During the year ended December 31, 2023, the Company assessed the need for an impairment write-down of mining equipment (held as fixed assets). In accordance with ASC 360-10, the Company determined that the fixed asset category had carrying values in excess of fair value. Accordingly, the Company recognized impairment charges, reducing its mining equipment’s depreciable basis. Therefore, the depreciation expense for the three months ended June 30, 2024 was reduced.

Impairment of digital assets

Impairment of digital assets decreased to $0 for the three months ended June 30, 2024 from $232,000 for the three months ended June 30, 2023.

Unrealized gain on digital assets

As of January 1, 2024, the Company implemented ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60) (“ASU 2023-08”): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. As of June 30, 2024, the Company recognized a $318,000 decrease in the fair market value of its digital asset holdings.

Realized gain on sale of digital assets

Realized gain on the sale of digital assets was $0 for the three months ended June 30, 2024, compared to $169,000 for the three months ended June 30, 2023. With the implementation of ASU 2023-08, realized gains on the sale of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Other (expense) income was as follows for the three months ended June 30,

			Change
	2024	2023	Dollar	Percentage

Unrealized loss on marketable securities	$(56,000)	$(62,000)	$6,000	9.7%
Realized gain from use of digital assets	-	1,060,000	(1,060,000)	100.0
Change in fair value of notes payable	2,743,000	(760,000)	3,503,000	460.9
Interest expense	(290,000)	(178,000)	(112,000)	(62.9)
Loss on disposal of asset	(146,000)	-	(146,000)	(100.0)
Merger and acquisition cost	(394,000)	-	(394,000)	100.0
Other income	-	1,000	(1,000)	(100.0)
Total other expense	$1,857,000	$61,000	$1,796,000	2,944.3%

Unrealized loss on marketable securities

For the three months ended June 30, 2024, unrealized loss on marketable securities was $56,000, compared to $62,000 for the three months ended June 30, 2023.

Realized gain from use of digital assets

For the three months ended June 30, 2024, realized gain from the use of digital assets was $0, compared to $1,060,000 for the three months ended June 30, 2023. With the implementation of ASU 2023-08, realized gains on the use of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Change in fair value of notes payable

The Company has a note payable denominated in Bitcoin, which is accounted for under the fair value method of accounting. For the three months ended June 30, 2024, the Company recognized a $2,743,000 increase in the fair value of notes payable, compared to an $760,000 decrease for the three months ended June 30, 2023.

Interest expense

Interest expense increased to $290,000 for the three months ended June 30, 2024 from $178,000 for the three months ended June 30, 2023. The increase of $112,000 is primarily due to the Amendment of the BTC Note on March 29, 2023.

Loss on disposal of asset

Loss on disposal of asset was $146,000 for the three months ended June 30, 2024, as compared to $0 for the three months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $1,219,000 and $915,000, respectively, and an accumulated deficit of approximately $62,189,000 and $47,175,000, respectively. To date, the Company has financed its operations primarily through proceeds from the sales of its equity securities through private placements and it’s at-the-market program as described below, borrowings pursuant to the Sphere 3D Note and the BTC Note, as amended, and cash flow from its digital currency mining operations (including revenue received under the Sphere 3D MSA).

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

On June 10, 2024, we filed a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $70.0 million of common stock that may be issued and sold under an at-the-market issuance sales agreement with Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, (the “ATM”). We have used and intend to continue to use the net proceeds from the ATM for general corporate purposes, including without limitation, capital expenditures, funding potential acquisitions of additional new mining equipment, other potential acquisitions, investments in existing and future Bitcoin mining projects and repurchases and redemptions of our common stock and general working capital. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares of the common stock subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereunder. The ATM may be terminated at any time by either the Company or any sales agent with respect to itself upon five days’ prior notice, or by the sales agents at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of August 14, 2024, approximately $68.7 million in capacity remains under the ATM.

Summary of Cash Flow

The following table provides detailed information about the Company’s net cash flow for the six months ended June 30:

	2024	2023
Net cash (used in) provided by operating activities	$(782,000)	$2,676,000
Net cash used in investing activities	$(954,000)	$(1,902,000)
Net cash provided by (used in) financing activities	$2,040,000	$(63,000)

Net cash (used in) provided by operating activities

Net cash used in operating activities was approximately $782,000 for the six months ended June 30, 2024, and consisted primarily of cash proceeds from the sale of digital currency of approximately $12,969,000, offset by cash expenditures for operating activities of approximately $13,751,000.

Net cash provided by operating activities was approximately $2,676,000 for the six months ended June 30, 2023, and consisted primarily of cash proceeds from the sale of digital currency of approximately $9,155,000, offset by cash expenditures for operating activities of approximately $6,479,000.

Net cash used in investing activities

Net cash used in investing activities was approximately $954,000 for the six months ended June 30, 2024, and consisted of (i) the purchase of mining equipment for approximately $1,075,000, (ii) cash disbursement of $50,000 for a refundable deposit, and (iii) proceeds of $171,000 from the sale of miners.

Net cash used in investing activities was approximately $1,902,000 for the six months ended June 30, 2023, and consisted primarily of approximately $1,542,000 for the purchase of miners and cash disbursement of $360,000 for a refundable deposit

Net cash provided by (used in) financing Activities

Net cash provided by financing activities was approximately $2,040,000 for the six months ended June 30, 2024, and consisted primarily of (i) insurance premiums payments of $279,000, (ii) $2,054,000 of cash proceeds from issuance of the Company’s common stock offset by the payment of $235,000 for costs related to the issuance of common stock, and $500,000 of cash received from the acquisition of Akerna.

Net cash used in financing activities was approximately $63,000 for the six months ended June 30, 2023, and consisted of issuance of a note payable of $65,000 for insurance premiums, $24,000 of payments for insurance premiums and a payment of $104,000 for modification of the BTC Note (as defined below).

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

BTC Note

On May 25, 2022, Gryphon Opco I LLC, a wholly owned subsidiary of the Company, entered into an Equipment Loan and Security Agreement with a lender amounting to 933.333333 Bitcoin at an annual interest rate of 5%.

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

On March 29, 2023, the Company amended and restated the BTC Note. The maturity date was extended from May 2024 to March 2026, and the interest rate was increased to 6% per annum, to be applied to the number of bitcoins remaining to be paid at the beginning of each month.

The monthly principal and interest payments, starting with the April 2023 payment, have been adjusted to be 100% of net monthly mining revenue, defined as, for each calendar month, the sum of (a) all of Borrower’s revenue generated from all Bitcoin generated by the Borrower with the Collateral less (b) the sum of the Borrower SG&A in connection with Bitcoin mining operations, but not to exceed the greater of (x) $100,000 and (y) the amount that is previously preapproved by the Lender in writing for such calendar month; provided, however that, to the extent that SG&A is capped by clause (b) above, any unapplied SG&A may be rolled forward to subsequent months until fully deducted. Notwithstanding the foregoing, unless otherwise approved by Lender, the aggregate amount of SG&A during any rolling twelve-month period shall not exceed $750,000, provided that if at the end of a fiscal quarter, commencing with the fiscal quarter ending June 30, 2023, if (x) the aggregate principal amount payment received by the Lender for such fiscal quarter exceeds 38.6363638 Bitcoin and (y) the average principal amount payment received by the Lender for each fiscal quarter (commencing fiscal quarter ending June 30, 2023 and through and including the fiscal quarter for which such determination is to be made) exceeds 38.6363638 Bitcoin per fiscal quarter, then, the Borrower shall pay to the Lender 75% of Net Monthly Mining Revenue for the immediately succeeding fiscal quarter (and thereafter, in the following fiscal quarter would shift to 100%). In the event that the Net Monthly Mining Revenue for any month is insufficient to cover interest payment under the BTC Note, such deficiency shall be deemed paid-in-kind by capitalizing such deficiency in interest payment and adding such amount to the principal amount of indebtedness under the BTC Note.

Also, as part of the Amendment, the Company has agreed not to convey, sell, lease, transfer, assign, or otherwise dispose of any of the Company’s digital assets outside of the ordinary course of business.

Additionally, the Company is required thereunder to maintain a collateral (mining equipment and digital assets) coverage ratio of 110%. A breach of the Collateral Coverage Ratio shall not be deemed to have occurred until the lender has provided notice to the Company of such breach. If the Collateral Coverage Ratio decreases below 110%, the Company will have to provide the lender with additional collateral in the form of bitcoin, U.S. dollars, or additional equipment. If the Company is unable to do so, the Company may default on the BTC Note, which could have a material adverse effect on the Company’s operations, financial condition, and results of operations. As of June 30, 2024, the Company was not in breach of the Collateral Coverage Ratio.

The Amendment also added a conversion provision whereby the lender has a limited right to convert all or any portion of the outstanding principal on the BTC Note into a number of shares of the Company. The Conversion Right is available at any time during the one-month period after which the market capitalization of the Company for the first time exceeds $125,000,000 for five consecutive days. The conversion price is equal to $150,000,000 divided by the number of shares of Company common stock outstanding immediately prior to the lender’s exercise of the Conversion Right during the Conversion Period.

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

The Company has evaluated the Amendment in accordance with ASC 470-50 Modification and Extinguishments. The change in the interest rate from 5.0% to 6.0% caused there to be a significant change in the cashflows of the BTC Note. Also, given that the BTC Note carried on the unaudited condensed consolidated balance sheet at fair value, any gain on loss from the extinguishment would be adjusted through the change in fair value as of June 30, 2024.

Also, based on the repayment terms and the interest calculation, the Company is unable to determine what would be the current portion and long-term portions as of June 30, 2024, so the Company will present the BTC Note as current.

For the six months ended June 30, 2024, the Company recognized interest expense amounting to $608,000 of which $93,000 is still accrued.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the six months ended June 30:

	Six Months Ended June 30,
Reconciliation to Adjusted EBITDA:	2024	2023

Net loss	$(15,753,000)	$(9,533,000)
Exclude: Depreciation	6,539,000	7,839,000
Exclude: Interest expense	620,000	368,000
EBITDA	(8,594,000)	(1,326,000)
Non-cash/non-recurring operating expenses:
Exclude: Stock based compensation expense	348,000	(1,021,000)
Exclude: Change in fair value of notes payable	6,895,000	8,949,000
Exclude: Unrealized loss (gain) on marketable equity securities	272,000	(1,000)
Adjusted EBITDA	$(1,079,000)	$6,601,000

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2024 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

This control deficiency could result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. However, our management believes that the material weakness identified does not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weakness had any effect on the accuracy of our financial statements included as part of this Report.

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

PART II - Other Information

Item 1. Legal Proceedings.

Sphere 3D Litigation

On April 7, 2023, Sphere 3D filed an action against Gryphon in the U.S. District Court for the Southern District of New York, alleging claims for breach of the Sphere MSA entered between the parties on August 19, 2021, and subsequently amended on December 29, 2021, as well as claims for breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty.

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

On February 1, 2024, Gryphon filed an amended answer and its own counterclaim against Sphere 3D. Gryphon’s counterclaim alleges that Sphere 3D flagrantly and repeatedly breached the terms of the MSA.

On March 25, 2024, Gryphon filed a pre-motion letter with the Court seeking pre-judgment attachment of the equity shares in Core that Sphere 3D received as a result of the Core Settlement (as defined below) to secure a judgment against Sphere 3D.

On June 27, 2024, during a discovery conference, Sphere 3D agreed that it was not seeking to impose any liability against Gryphon for events that occurred in late February 2023 whereby a hostile actor impersonated Sphere 3D’s chief financial officer in an email sent to both Sphere 3D and Gryphon’s personnel and requested the transfer of bitcoin (worth approximately $560,000) from a Sphere 3D wallet controlled by Gryphon. Gryphon intends to continue to vigorously defend against the Sphere 3D Litigation, which it believes lacks merit, and to aggressively pursue its counterclaim against Sphere 3D for Sphere 3D’s repeated violations of the MSA.

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

Dutchie Litigation

On January 13, 2023, Courier Plus Inc. d/b/a Dutchie (“Dutchie”) filed a complaint in the Court of Common Pleas, Dauphin County, Commonwealth of Pennsylvania against Akerna and MJ Freeway, LLC (“MJF”) (which was a wholly-owned subsidiary prior to the closing of the Business Combination), alleging unfair competition, tortious interference, and unjust enrichment with respect to MJF’s exclusive government contract with the Commonwealth of Pennsylvania. We filed a preliminary objection alleging serious defects, such as jurisdiction. The parties attended a hearing in July 2023. In October 2023, the courts dismissed the case but left some items available in the complaint for an appeal. Dutchie has amended its complaint and filed again. We filed another preliminary objection to their amended complaint. A hearing on our preliminary objections was conducted, and the court granted in part and denied in part the second preliminary objections. Before and throughout this dispute, we have worked with the Commonwealth of Pennsylvania to ensure continued compliance with our contract. We intend to continue to defend our position vigorously and, at this time, do not believe an estimate of potential loss, if any, is appropriate.

TreCom Litigation

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and MJF in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $2.0 million for services allegedly provided pursuant to a Subcontractor Agreement between MJF and TreCom. MJF provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJF disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. The court denied both parties’ motions for summary judgment. A trial is currently set to commence on December 2, 2024. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. With respect to the TreCom matter, we established a loss contingency of $0.2 million in 2021 on the books of MJF which remains outstanding as of June 30, 2024.

From time to time, we may be subject to other legal proceedings arising in the ordinary course of business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 8 to our condensed consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended June 30, 2024.

During the quarter ended June 30, 2024, the Company did not repurchase any of its common shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	At the Market Offering Agreement, dated April 19, 2024, by and among the Company and B. Riley Securities, Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners LLC, PI Financial (US) Corp. and ATB Capital Markets USA Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 19, 2024)
10.2	Terms Agreement, dated April 19, 2024, by and between the Company and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 19, 2024)
10.3*	Amended and Restated Terms Agreement, dated June 7, 2024, by and between the Company and Ladenburg Thalmann & Co. Inc.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial Officer
101	XBRL (Extensible Business Reporting Language). The following materials from Gryphon Digital Mining, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robby Chang
Robby Chang, Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2024

By:	/s/ Simeon Salzman
Simeon Salzman, Chief Financial Officer (Principal Financial and Accounting Officer)

August 14, 2024