Form 10-Q
period 2024-09-30
Gryphon Digital Mining, Inc.
filed 2024-11-13
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

 Registrant’s telephone number, including area code: (702) 945-2700

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

As of November 13, 2024, there were 51,104,906 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our need to, and difficulty in, raising additional capital;

●	downturns in the Cryptocurrency industry;

●	inflation;

●	increased interest rates;

●	the inability to procure needed hardware;

●	the failure or breakdown of mining equipment, or internet connection failure;

●	access to reliable and reasonably priced electricity sources;

●	cyber-security threats;

●	our ability to obtain and maintain proper insurance;

●	construction risks;

●	banks and other financial institutions ceasing to provide services to our industry;

●	changes to the Bitcoin network’s protocols and software;

●	a decrease in the incentive to mine Bitcoin;

●	an increase of transaction fees related to digital assets;

●	the fraud or security failures of large digital asset exchanges;

●	future digital asset, technological and digital currency development;

●	our ability to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	the regulation and taxation of digital assets like Bitcoin; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 46 of this Report and our other filings with the Securities and Exchange Commission.

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

ii

Gryphon Digital Mining, Inc and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and cash equivalents	$368,000	$915,000
Restricted cash	-	8,000
Accounts receivable	1,000	486,000
Prepaid expenses	593,000	581,000
Marketable securities	110,000	403,000
Digital assets held for other parties	-	908,000
Digital asset	616,000	2,097,000
Total current assets	1,688,000	5,398,000

Mining equipment, net	4,737,000	12,916,000
Intangible asset	100,000	100,000
Deposits	1,020,000	420,000
Total assets	$7,545,000	$18,834,000

Liabilities and stockholders’ deficit
Accounts payable and accrued liabilities	$7,142,000	$3,649,000
Obligation liability related to digital assets held for other parties	-	916,000
Notes payable - current portion	19,266,000	14,868,000
Current liabilities	26,408,000	19,433,000

Stockholders’ deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 41,028,187 and 25,109,629 shares issued and outstanding, respectively.	3,000	2,000
Additional paid-in capital	49,271,000	46,599,000
Subscription receivable	-	(25,000)
Accumulated deficit	(68,137,000)	(47,175,000)
Total stockholder’s deficit	(18,863,000)	(599,000)
Total liabilities and stockholders’ deficit	$7,545,000	$18,834,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Mining activities	$3,689,000	$5,189,000	$16,694,000	$14,992,000
Management services	-	288,000	-	844,000
Total revenues	3,689,000	5,477,000	16,694,000	15,836,000
Cost and expenses
Cost of revenues	3,612,000	3,982,000	12,252,000	9,542,000
General and administrative expenses	2,439,000	804,000	8,728,000	3,250,000
Stock based compensation expense	97,000	392,000	445,000	(629,000)
Depreciation	2,896,000	4,067,000	9,435,000	11,906,000
Impairment of digital assets	-	17,000	-	250,000
Impairment of miners	-	5,430,000	-	5,430,000
Unrealized (gain) loss on digital assets	90,000	-	(1,295,000)	-
Realized gain on sale of digital assets	-	(17,000)	-	(484,000)
Total operating expenses	9,134,000	14,675,000	29,565,000	29,265,000
Loss from operations	(5,445,000)	(9,198,000)	(12,871,000)	(13,429,000)

Other income (expense)
Unrealized loss on marketable securities	(21,000)	(75,000)	(293,000)	(74,000)
Realized gain from use of digital assets	-	9,000	-	3,809,000
Change in fair value of notes payable	(194,000)	1,342,000	(7,089,000)	(7,607,000)
Interest expense	(288,000)	(162,000)	(908,000)	(530,000)
Loss on disposal of asset	-	(2,000)	(146,000)	(55,000)
Merger and acquisition cost	-	-	(394,000)	-
Other income	-	-	-	267,000
Total other income (expense)	(503,000)	1,112,000	(8,830,000)	(4,190,000)

Loss before provision for income taxes	(5,948,000)	(8,086,000)	(21,701,000)	(17,619,000)

Provision for income taxes	-	-	-	-
Net loss	$(5,948,000)	$(8,086,000)	$(21,701,000)	$(17,619,000)

Net loss per share, basic and diluted	$(0.15)	$(0.56)	$(0.58)	$(1.22)
Weighted average shares outstanding - basic and diluted	40,611,068	14,450,688	37,347,047	14,437,279

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2024

	Series Seed Preferred Stock		Series Seed II Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	8,845,171	$-	460,855	$-	25,109,629	$2,000	$46,599,000	$(25,000)	$(47,175,000)	$(599,000)
Revaluation of digital assets	-	-	-	-	-	-	-	-	739,000	739,000
Common stock issued for cash	-	-	-	-	493,791	-	1,395,000	-	-	1,395,000
Series Seed Preferred Stock converted to common stock	(8,845,171)	-	-	-	8,845,171	1,000	(1,000)	-	-	-
Series Seed II Preferred Stock converted to common stock	-	-	(460,855)	-	460,855	-	-	-	-	-
Common stock issued for vesting of RSUs	-	-	-	-	28,070	-	55,000	-	-	55,000
Common stock issued for exercise of warrants	-	-	-	-	165,622	-	-	-	-	-
Common stock issued for acquisition of Akerna’s net book value	-	-	-	-	2,921,362	-	(2,256,000)	-	-	(2,256,000)
Cancelation of stock subscription receivable	-	-	-	-	-	-	(25,000)	25,000	-	-
Net loss	-	-	-	-	-	-	-	-	(11,744,000)	(11,744,000)
Balance as of March 31, 2024	-	-	-	-	38,024,500	3,000	45,767,000	-	(58,180,000)	(12,410,000)
Common stock issued for cash, net of expenses	-	-	-	-	544,578	-	424,000	-	-	424,000
Common stock issued for vesting of RSUs	-	-	-	-	140,580	-	212,000	-	-	212,000
Common stock issued for services	-	-	-	-	1,187,597	-	1,792,000	-	-	1,792,000
Net loss	-	-	-	-		-	-	-	(4,009,000)	(4,009,000)
Balance as of June 30, 2024	-	-	-	-	39,897,255	3,000	48,195,000	-	(62,189,000)	(13,991,000)
Common stock issued for cash, net of expenses	-	-	-	-	1,046,262	-	974,000	-	-	974,000
Common stock issued for vesting of RSUs	-	-	-	-	28,070	-	55,000	-	-	55,000
Common stock issued for liabilities	-	-	-	-	56,600	-	47,000	-	-	47,000
Net loss	-	-	-	-		-	-	-	(5,948,000)	(5,948,000)
Balance as of September 30, 2024	-	$-	-	$-	41,028,187	$3,000	$49,271,000	$-	$(68,137,000)	$(18,863,000)

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2023

	Series Seed Preferred Stock		Series Seed II Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2022	8,845,171	$-	460,855	$-	24,856,428	$2,000	$45,303,000	$(25,000)	$(18,576,000)	$26,704,000
Common stock issued for compensation	-	-	-	-	71,975	-	395,000	-	-	395,000
Restricted common stock awards issued for compensation	-	-	-	-	10,796	-	225,000	-	-	225,000
Additional paid-in capital for services contributed by the Company’s president	-	-	-	-	-	-	63,000	-	-	63,000
Net loss	-	-	-	-	-	-	-	-	(6,910,000)	(6,910,000)
Balance as of March 31, 2023	8,845,171	-	460,855	-	24,939,199	2,000	45,986,000	(25,000)	(25,486,000)	20,477,000
Additional paid-in capital for services contributed by the Company’s president	-	-	-	-	-	-	63,000	-	-	63,000
Net loss	-	-	-	-	-	-	-	-	(2,623,000)	(2,623,000)
Balance as of June 30, 2023	8,845,171	-	460,855	-	24,939,199	2,000	$46,049,000	(25,000)	(28,109,000)	17,917,000
Additional paid-in capital for services contributed by the Company’s president	-	-	-	-	-	-	63,000	-	-	63,000
Restricted common stock awards issued for compensation	-	-	-	-	-	-	225,000	-	-	225,000
Restricted common stock awards issued for payment of service	-	-	-	-	48,000	-	24,000	-	-	24,000
Net loss	-	-	-	-	-	-	-	-	(8,086,000)	(8,086,000)
Balance as of September 30, 2023	8,845,171	$-	460,855	$-	24,987,199	$2,000	$46,361,000	$(25,000)	$(36,195,000)	$10,143,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,701,000)	$(17,619,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Impairment of digital assets	-	250,000
Realized gain from sale of digital assets	-	(484,000)
Realized gain from use of digital assets	-	(3,809,000)
Unrealized gain on digital assets	(1,295,000)	-
Impairment of miners	-	5,430,000
Depreciation expense	9,435,000	11,906,000
Forfeiture of restricted stock grants	-	(1,910,000)
Compensation cost related to restricted common stock awards	445,000	1,093,000
Fair value of common stock issued to consultants	1,708,000	-
Compensation for services contributed by the Company’s president	-	188,000
Unrealized loss (gain) on marketable securities	293,000	74,000
Loss on asset disposal	146,000	55,000
Change in fair value of notes payable	7,089,000	7,711,000
Interest expense	891,000	530,000
Digital asset revenue	(16,695,000)	(14,992,000)
Changes in operating assets and liabilities
Proceeds from the sale of digital assets	16,649,000	13,958,000
Accounts receivable	485,000	(114,000)
Prepaid expenses	(283,000)	7,000
Accounts payable and accrued liabilities	465,000	790,000
Net cash (used in) provided by operating activities	(2,368,000)	3,064,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mining equipment	(1,075,000)	(1,542,000)
Proceeds from the sale of miners	171,000	-
Refundable deposit	(600,000)	(360,000)
Net cash used in investing activities	(1,504,000)	(1,902,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for insurance payable	(537,000)	(52,000)
Issuance of note payable for insurance premiums	569,000	132,000
Loan modification payment for BTC note	-	(104,000)
Cash acquired in connection with the reverse recapitalization	500,000	-
Proceeds from the issuance of common stock - private placement	1,395,000	-
Proceeds from issuance of common stock - ATM	1,664,000	-
Cash expenses for issuance of common stock	(266,000)	-
Net cash provided by (used in) financing activities	3,325,000	(24,000)

Net change in cash	(547,000)	1,138,000

Cash-beginning of period	915,000	267,000
Cash-end of period	$368,000	$1,405,000
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$368,000	$1,405,000
Restricted cash	-	42,000
Cash and cash equivalents and restricted cash	$368,000	$1,447,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$176,000

Non-Cash investing and financing activities:
Accrued expenses for issuance of common stock	$321,000	$620,000
Digital assets used for principal and interest payment of note payable	$3,561,000	$7,005,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

Ivy is treated as the accounting acquirer in the Merger as its stockholders, board of directors, and management control the Company after the Merger, even though Akerna was the legal acquirer.  The Merger was treated as a reverse recapitalization of Ivy effected by a share exchange for a financial account and reporting purposes since all of Akerna’s operations were disposed of as part of the consummation of the Merger. Therefore, Ivy recorded no goodwill or other intangible assets as a result of the merger. The Merger was treated as if Ivy issued 2,921,362 shares of common stock for the $(2,256,000) net book value of Akerna. As a result, the assets, liabilities, and historical operations reflected in these financial statements are those of Ivy, as if Ivy had always been the reporting company.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim nine-month period ended September 30, 2024 and 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or for any future period.

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

Since the Company began revenue generation in September 2021, management has financed the Company’s operations through equity and debt financing and the sale of the digital assets earned through mining operations. On September 30, 2024, the Company had cash and cash equivalents totaling $368,000 and digital assets totaling $616,000.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2024, and December 31, 2023, the Company had nil and $665,000 in excess of the federal insurance limit, respectively. Also, the Company held cash for third parties in the amount of $8,000 as of December 31, 2023. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

As of September 30, 2024, accounts receivable pertained to proceeds (fiat currency) not yet received for the sale of digital assets or cryptocurrencies due to the cut-off period. Management has assessed the consideration of credit risk, and subsequent to the reporting periods where a balance existed, the Company has received payment in full of all outstanding accounts receivable and, as such, does not believe an allowance is necessary.

As of December 31, 2023, accounts receivable includes amounts due from Sphere 3D under the Company’s master services agreement with Sphere 3D. The Company collected these amounts in the first quarter of 2024.

Prepaid Expenses

Prepaid expenses consist of payments for an insurance policy and are expected to be realized and consumed within twelve months after the reporting period.

Digital Assets Held for Other Parties

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 121, the Company records an obligation liability, and a corresponding digital asset held for other parties’ assets based on the fair value of the cryptocurrency held for other parties at each reporting date. In accordance with ASC 820, the Company has fair valued these digital assets and the associated liability by using the quoted price of Bitcoin at closing by its Principal Market, Coinbase, on the reporting date. This balance also includes the cash balance held for other parties.

Digital Assets

Digital assets or cryptocurrencies (including Bitcoin, Ethereum, DAI, and USDT) are included in current assets in the accompanying balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies obtained by the Company through its sale of common stock are accounted for based on the value of the specific digital asset on the date received.

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

Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and would then be revalued at each reporting date, with changes in the fair value reported in the condensed statements of operations. If there are stock-based derivative financial instruments, the Company will use a probability-weighted average series Binomial lattice option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 560,556 shares and 10,958,876 shares as of September 30, 2024 and 2023, respectively.

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

NOTE 2 – DIGITAL ASSETS

The following table summarizes the digital currency transactions of Bitcoin for:

	September 30, 2024	December 31, 2023
ASC 2023-08 fair value adjustment	$739,000	$-
Digital assets beginning balance	2,097,000	6,746,000
Revenue recognized from mined digital assets	16,695,000	21,052,000
Revenue share from Sphere 3D	-	321,000
Cost of digital assets sold for cash	(16,649,000)	(17,977,000)
Cost of digital assets transferred for noncash expenditures	(3,561,000)	(7,770,000)
Impairment loss on digital assets	-	(275,000)
Fair value gain on digital assets	1,295,000	-
Digital assets ending balance	$616,000	$2,097,000

For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company used digital assets with a value of $3,561,000 and $7,770,000, respectively, for the payment of principal and interest for its notes payable.

The following table presents the Company’s Bitcoin holdings as of:

	September 30, 2024	December 31, 2023
Number of Bitcoin held	9.56	67.18
Carrying basis - per Bitcoin	$58,370	$31,213
Fair value - per Bitcoin	$64,451	$42,214
Carrying basis of Bitcoin	$616,000	$2,097,000
Fair value of Bitcoin	$558,000	$2,836,000

The carrying basis (or cost basis) represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities.

The carrying amount for 67.18 Bitcoin held as of the adoption of ASC 350-60, was determined on the “cost less impairment” basis.

The Company’s Bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of each of September 30, 2024 and December 31, 2023, the Company held no other crypto currency.

As of September 30, 2024 and December 31, 2023, the Company held 100% of its Bitcoin in cold storage and nil hot wallets, respectively.

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

NOTE 3 – MARKETABLE SECURITIES

In accordance with the Agreement and Plan of Merger, dated June 3, 2021, between Gryphon and Sphere 3D (as amended, the “Sphere 3D Merger Agreement”), the Company received 850,000 shares of Sphere 3D’s restricted common stock upon the termination of the Sphere 3D Merger Agreement on April 4, 2022. On June 23, 2023, Sphere 3D completed a reverse stock split of its common shares on a 1-for-7 basis. This resulted in the Company holding 121,428 shares.

The shares are accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense).

The table below summarizes the movement in this account for the periods:

	September 30, 2024	December 31, 2023
Fair value beginning of period	$403,000	$235,000
Change in fair value	(293,000)	168,000
Balance end of period	$110,000	$403,000

NOTE 4 – DEPOSITS

The deposits are summarized as follows:

	September 30, 2024	December 31, 2023
Balance beginning of period	$420,000	$60,000
Cash deposit	600,000	360,000
Balance end of period	$1,020,000	$420,000

The Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also typically require advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Deposits” in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company had a $420,000 refundable deposit with Coinmint, LLC (“Coinmint”) and $600,000 of refundable deposits with other entities.

NOTE 5 – MINING EQUIPMENT, NET

Mining equipment consisted of 8,825 and 8,532 units of bitcoin mining machines as of September 30, 2024, and December 31, 2023, respectively. The following table summarizes the carrying amount of the Company’s mining equipment, as of:

	September 30, 2024	December 31, 2023
Mining equipment
Balance, beginning of year	$15,978,000	$47,599,000
Additions	1,573,000	1,894,000
Disposals	(443,000)	(105,000)
Impairment	-	(8,335,000)
Revaluation from impairment	-	(25,075,000)
Ending balance	$17,108,000	$15,978,000

Accumulated depreciation
Balance, beginning of year	$3,062,000	$13,231,000
Additions	9,435,000	14,958,000
Disposals	(126,000)	(51,000)
Revaluation from impairment	-	(25,076,000)
Ending balance	$12,371,000	$3,062,000
Net carrying amount	$4,737,000	$12,916,000

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities, as of:

	September 30, 2024	December 31, 2023
Accounts payable	$5,759,000	$2,234,000
Accrued liabilities	1,383,000	1,415,000
Total	$7,142,000	$3,649,000

NOTE 7 – NOTES PAYABLE

The following table summarizes the fair value of the BTC Note, as of:

	September 30, 2024	December 31, 2023
Beginning balance	$14,868,000	$12,636,000
Payment	(2,729,000)	(6,105,000)
Negative interest payment	38,000	-
Amended principal payment	-	(4,856,000)
Adjustment to fair value	7,089,000	13,193,000
Ending balance	$19,266,000	$14,868,000
Less – current portion	19,266,000	14,868,000
Ending balance – noncurrent portion	$-	$-

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

Additionally, the Company is required thereunder to maintain a collateral (mining equipment and digital assets) coverage ratio of 110% (“Collateral Coverage Ratio”). A breach of the Collateral Coverage Ratio shall not be deemed to have occurred until the lender has provided notice to the Company of such breach. If the Collateral Coverage Ratio decreases below 110%, the Company will have to provide the lender with additional collateral in the form of bitcoin, U.S. dollars, or additional equipment. If the Company is unable to do so, the Company may default on the BTC Note, which could have a material adverse effect on the Company’s operations, financial condition, and results of operations. As of September 30, 2024, the Company was not in breach of the Collateral Coverage Ratio.

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

The Company has evaluated the Amendment in accordance with ASC 470-50 Modification and Extinguishments. The change in the interest rate from 5.0% to 6.0% caused there to be a significant change in the cashflows of the BTC Note. Also, given that the BTC Note carried on the unaudited condensed consolidated balance sheet at fair value, any gain on loss from the extinguishment would be adjusted through the change in fair value as of September 30, 2024.

Also, based on the repayment terms and the interest calculation, the Company is unable to determine what would be the current portion and long-term portions as of September 30, 2024, so the Company will present the BTC Note as current.

For the three and nine months ended September 30, 2024, the Company recognized interest expense amounting to $283,000 and $891,000, respectively, of which $98,000 is still accrued. For the three and nine months ended September 30, 2023, the Company recognized interest expense amounting to $159,00 and $526,000, respectively.

As of September 30, 2024 and December 31, 2023, the Company had accrued interest expense amounting to $98,000 and $77,000, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Employment Agreements

CEO Agreements

On January 14, 2021, the Company entered into a consulting agreement (“Consulting Agreement”) with Chang Advisory Inc. for Robby Chang (“Consultant”), to serve as the Company’s Chief Executive Officer and as a member of the Board of Directors. On September 17, 2024, the Consultant was terminated as Chief Executive Officer.

On September 17, 2024, the Company entered into an executive employment CEO Agreement with Steve Gutterman (the “CEO Agreement”), pursuant to which Mr. Gutterman will serve as the Company’s Chief Executive Officer, reporting to the Company’s Board. The CEO Agreement has a three-year term that may be renewed for successive one-year periods by written agreement.

The CEO Agreement provides for (A) a $450,000 annual base salary paid in accordance with our normal payroll practices and which may be increased by in the discretion of the Company’s board of directors (“Board”), but not reduced, (B) for 2024, a pro-rated bonus based on the Company’s and/or Mr. Gutterman’s achievement of performance goals, with the sum of the 2024 and 2025 bonuses being no less than 40% of Mr. Gutterman’s base salary, (C) a target annual bonus beginning in 2025 equal to 100% of base salary, with the actual amount of such bonus determined by the discretion of the Board, based on the achievement of individual and/or Company performance goals determined by our Board and payable on the date annual bonuses are paid to our other senior executives, but in no event later than March 15th and conditioned upon Mr. Gutterman’s continued employment through the payment date, (D) a target annual stock bonus beginning in 2025 equal to 100% of Mr. Gutterman’s base salary, which may be paid in the Company’s performance stock units or restricted stock units (“RSUs”) and which shall be subject to vesting conditions following the grant of such units, (E) a recommendation to the Board that the Board make a sign-on equity grant valued at $1,000,000 in the form RSUs, which will vest as to (1/3) of the RSUs (rounded down to the nearest whole share) (i) on each of the first two anniversaries of the grant date and (ii) upon the Company’s remediation of certain stock exchange listing qualification failures that exist as of the effective date of the CEO Agreement, and (F) eligibility to participate in customary health, welfare, and fringe benefit plans we provide to our employees.

On September 30, 2024, the grant date, the Company’s board of directors approved the issuance of the RSUs, pursuant to the CEO Agreement. The grant date fair value was estimated to be approximately $1,138,000. The Company relied on guidance set by FASB Accounting Standards Update No. 2021-07 (issued and updated on October 2021) related to “Compensation – Stock Compensation (Topic 718)” to determine the impact on the Company. The Company will recognize expense on a straight-line basis over the service period starting October 1, 2024.

The CEO Agreement also provides Mr. Gutterman with the opportunity to earn an incentive bonus (the “Incentive Bonus”), with will become payable, if ever, in tranches following the Company’s attainment of certain stock price and market capitalization goals. The specific goals are as follows:

	Company Stock Price Goal	Company Market Capitalization Goal	Amount of Incentive Bonus Payable for Achievement of Tranche Goals
Tranche 1	$2.50 based on 30-day VWAP	$150 Million	100% of Base Salary
Tranche 2	$2.50 based on 30-day VWAP	$250 Million	200% of Base Salary
Tranche 3	$5.00 based on 30-day VWAP	$500 Million	300% of Base Salary
Tranche 4	$10.00 based on 30-day VWAP	$1 Billion	500% of Base Salary

No Incentive Bonus tranche will become payable unless both the stock price goal and the market capitalization goal for the applicable tranche are satisfied, and the market capitalization goal is attained simultaneously with the stock price goal. Additionally, the Incentive Bonus may be earned in a change in control if the consideration paid per share of Company common stock exceeds an Incentive Bonus tranche stock price goal and the total value received in the transaction exceeds an Incentive Bonus tranche market capitalization goal. Under no circumstances may the performance goals for an Incentive Bonus tranche be achieved more than one time. The Incentive Bonus, to the extent any tranche becomes payable, will be paid within thirty days of the attainment of the applicable goals, subject to Mr. Gutterman remaining in continuous employment with the Company through each payment date.

All bonuses payable under the CEO Agreement, except the stock bonus, may be paid in cash, Bitcoin, Company equity, or a mix of any of the foregoing.

Under the CEO Agreement, Mr. Gutterman will be entitled to receive the following severance payments and benefits upon a termination of his employment by the Company without “cause”, by Mr. Gutterman for “good reason” (each, as defined in the CEO Agreement and collectively, a “Qualifying Termination”), that does not occur in connection with a change in control:

(1)	the Accrued Obligations (as defined in the CEO Agreement),

(2)	Mr. Gutterman’s annual base salary, and

(3)	the product of (x) 12 and (y) Mr. Gutterman’s monthly cost for health and welfare benefits pursuant to his elections under the Company’s health and welfare benefit plans, as in effect on the termination date (collectively, the “Non-CIC Severance”)

The Non-CIC Severance will be paid in a lump sum as soon as practicable following the effective date of a release but no later than 74 days following Mr. Gutterman’s termination. If Mr. Gutterman incurs a Qualifying Termination within 30 days prior to or 12 months following a change in control, then in addition to the Non-CIC Severance, Mr. Gutterman will be entitled to the following:

(4)	An amount equal to 0.5 times Mr. Gutterman’s target bonus and

(5)	acceleration and vesting on a prorated basis (performance goals will be assumed to have been achieved at target) of each outstanding equity award held by Mr. Gutterman as of the termination date (but excluding the Incentive Bonus) (collectively, the “CIC Severance”).

To the extent payable in cash, the CIC Severance will be paid in a lump sum as soon as practicable following the effective date of a release, but no later than 74 days after Mr. Gutterman’s termination date. The severance payments and benefits described above are subject to Mr. Gutterman’s execution and non-revocation of a general release of claims in favor of the Company and continued compliance with his restrictive covenant obligations.

The CEO Agreement includes certain restrictive covenants, which include non-solicitation and non-competition covenants during the term of the CEO Agreement and for the 12 months following. Further, the CEO Agreement includes a “best pay” provision under Section 280G of the Internal Revenue Code, pursuant to which any “parachute payments” that become payable to Mr. Gutterman will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Internal Revenue Code, whichever results in the better after-tax treatment to Mr. Gutterman.

Coinmint Co-location Mining Services Agreement

On July 1, 2021, the Company entered into an agreement with Coinmint, (as amended, the “Coinmint Agreement”), pursuant to which Coinmint agreed to provide up to approximately 22.0 MW of power and to perform all maintenance necessary to operate the Company’s miners at the Coinmint facility. On July 1, 2023, the Company entered into an amendment to the Coinmint Agreement, pursuant to which Coinmint agreed to provide up to approximately 27.5 MW of power and perform all maintenance necessary to operate the Company’s miners at the Coinmint facility. In exchange, Coinmint was reimbursed for direct production expenses and receives a performance fee based on the net cryptocurrencies generated by the Company’s miners deployed at the Coinmint facility. The initial term of the Coinmint Agreement was fifteen months with automatic renewals for subsequent three (3) month terms until and unless terminated as provided in the agreement.

The Company determined the agreement with Coinmint does not meet the definition of a lease in accordance with ASC 842, Leases.

The Coinmint Agreement was terminated on October 31, 2024, with effect on January 1, 2025. See Note 12 – Subsequent Events.

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

During Q1 2024, the Company remitted all digital assets held for other parties and restricted cash to Sphere 3D. As of September 30, 2024 and December 31, 2023, the Company held approximately 0 and 21.47 bitcoin, respectively, with a value of approximately $0 and $908,000, respectively, classified as digital assets held for other parties on the balance sheet. Also, as of September 30, 2024 and December 31, 2023, the Company held approximately $0 and $8,000, respectively of cash generated from the sale of Sphere 3D BTC, to be used to make payments related to the Sphere MSA, classified as restricted cash on the balance sheet.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

As of September 30, 2024, the Company has 155,000,000 shares authorized, of which 150,000,000 shares are common stock and 5,000,000 shares are preferred stock.

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

At The Market Offering (ATM)

On April 19, 2024, the Company commenced a new At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. As of September 30, 2024, the Company sold 1,591,040 shares under this program for proceeds of $1,397,000, net of $267,000 of direct offering costs.

Common Stock Issued for Services

In August 2024, the Company entered into an agreement with a vender pursuant to which the Company issued 56,600 shares of common stock to such vendor for payment of an outstanding payable in the amount of approximately $47,000. The shares were valued at the fair market value of approximately $47,000, which was the closing trading price for the Company’s common stock on the date of issuance.

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

Restricted common stock awards

The table below summarizes the compensation expense related to the Company’s restricted stock awards for the nine months ended September 30:

	2024	2023
Directors
February 23, 2023: 168,419 share grant of common stock	$92,000	$-

Consultants
October 20, 2021: 17,274 share grant for common stock	-	154,000
October 22, 2021: 8,637 share grant for common stock	-	66,000
October 26, 2021: 17,274 share grant for common stock	-	129,000
August 23, 2023: 48,000 shares grant for common stock	-	24,000

Employees
June 19, 2023; 675,058 share grant of common stock	353,000	325,000
April 4, 2022: 166,667 share grant for common stock	-	395,000
Stock-based compensation expense reversal for April 4, 2022 grant	-	(1,910,000)

Other
Officer contributed capital	-	188,000
	$445,000	$(629,000)

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
	Number of	Per Share
	Units	Fair Value
Balance as of January 1, 2024	730,967	$1.53
Granted	-	$-
Vested	(196,719)	$1.63
Forfeited	-	-
Balance as of September 30, 2024	534,248	$1.49

As of September 30, 2024, there was approximately $951,000 of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.47years.

On June 19, 2023, the Company’s CFO was granted a time-based equity grant of 675,058 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a three (3)-year period beginning on the Effective Date, subject to CFO’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $2.42 per share for a total of $946,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (NASDAQ: GRYP). The equity compensation expense for the nine months ended September 30, 2024 amounted to approximately $353,000.

On February 23, 2023, the Company entered into Independent Director agreements with two individuals. As part of the compensation for the agreements, the Company granted restricted stock of 84,210 to each of the directors for a total of 168,419 shares of the Company’s common stock. The shares vest every six months in six equal installments of 14,035 shares for a total of 28,070 shares. The equity award was valued as of the grant date at $3.36 per share for a total of $328,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (NASDAQ: GRYP). The equity compensation expense for the nine months ended September 30, 2024 amounted to approximately $92,000.

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

On October 26, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 17,274 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 4,318 Shares will vest on the six-month anniversary of the Effective Date, 4,318 Shares will vest on the first-year anniversary of the Effective Date, 4,318 Shares will vest on the eighteen-month anniversary, and the 4,318 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $33.48 per share for a total of $322,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the nine months ended September 30, 2023 amounted to approximately $129,000 and $0 for 2024.

On October 22, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 8,637 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 2,159 Shares will vest on the six-month anniversary of the Effective Date, 2,159 Shares will vest on the first-year anniversary of the Effective Date, 2,159 Shares will vest on the eighteen-month anniversary, and the 2,159 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $33.90 per share for a total of $163,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the nine months ended September 30, 2023 amounted to $66,000 and $0 for 2024.

On October 20, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 17,274 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 4,318 Shares will vest on the six-month anniversary of the Effective Date, 4,318 Shares will vest on the first-year anniversary of the Effective Date, 4,318 Shares will vest on the eighteen-month anniversary, and the 4,318 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $39.48 per share for a total of $380,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (NASDAQ: ANY). Compensation expenses for the nine months ended September 30, 2023 amounted to $154,000 and $0 for 2024.

Warrants

Transactions involving warrants are as follows for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Weighted Average Intrinsic Value
Outstanding – December 31, 2023	1,844,781	$9.84	1.39	$5.81	$1.19
Granted	-	-	-	-	-
Exercised	(165,622)	0.006	0.75	9.06	1.48
Expired	(1,652,851)	10.98	-	7.55	-
Outstanding – September 30, 2024	26,308	0.006	0.25	0.14	0.67
Vested and exercisable – September 30, 2024	26,308	0.006	0.25	0.14	1.18
Unvested and non-exercisable – September30, 2024	-	$-	-	$-	$-

During the nine months ended September 30, 2024, 165,622 and 1,652,851 warrants were exercised and expired, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets and liabilities as of the dates presented below:

	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$110,000	$110,000	$-	$-
Digital assets	$616,000	$616,000	$-	$-
Liabilities:
BTC Note	$19,266,000	$19,266,000	$-	$-

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Digital assets held for other parties	$908,000	$908,000	$-	$-
Marketable securities	$403,000	$403,000	$-	$-
Liabilities:
Liability related to digital assets held for other parties	$916,000	$916,000	$-	$-
BTC Note	$14,868,000	$14,868,000	$-	$-

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined there are no reportable events for the nine months ended September 30, 2024, except for the following.

During October and November 2024, as part of the ATM program, the Company issued approximately 925,000 shares of common stock for net proceeds of approximately $575,000.

As previously disclosed, on May 25, 2022, Anchorage Lending CA, LLC (“Anchorage”) entered into an Equipment Loan and Security Agreement (as amended on March 27, 2023, the “Anchorage Loan Agreement”) with Gryphon Opco I LLC (“Gryphon Opco”), an indirect wholly owned subsidiary of the Company, pursuant to which Anchorage loaned Gryphon Opco the principal amount of 933.333333 bitcoin (the “Anchorage Loan”). Gryphon Opco’s obligations under the Anchorage Loan Agreement were secured by certain equipment and software rights of Gryphon Opco and were guaranteed by the Company. As of October 24, 2024, the Company owed 304 bitcoins, valued at approximately $18 million based on an average bitcoin price for the month of September 2024 of $60,286.

On October 25, 2024, the Company, its direct and indirect subsidiaries, as applicable, and Anchorage entered into the Debt Repayment and Exchange Agreement (the (“DPE Agreement”), Loan, Guaranty and Security Agreement (the “New Loan Agreement”), the Pre-Funded Warrants (as defined below) and the $1.50 Warrants (as defined below) (together, the “Agreements”) to restructure the Anchorage Loan (the “Restructuring”) and terminate the existing the Anchorage Loan Agreement. Pursuant to the Agreements, (i) approximately $9.1 million of the Anchorage Loan was converted into shares of Gryphon common stock, par value $0.0001 per share (the “Common Stock”), at an ascribed value of $1.10 per share, resulting in the issuance of 8,287,984 shares of Common Stock to Anchorage in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), (ii) approximately $3.9 million of the Anchorage Loan was converted into warrants to purchase 3,530,198 shares of Common Stock, which warrants are exercisable immediately, have a ten year term and an exercise price of $0.01 per share (the “Pre-Funded Warrants”), in a private placement pursuant to Section 4(a)(2) of the Securities Act and (iii) the remaining $5 million of the Anchorage Loan was exchanged for a new $5 million loan (the “Restructured Loan”) pursuant to the New Loan Agreement.

Pursuant to the New Loan Agreement:

●	the outstanding principal and interest are denominated in dollars;

●	the interest rate is 4.25% payable monthly;

●	Anchorage has been given a first priority lien on all of the Company and its subsidiaries’ assets;

●	covenants related to mining machine locations and covenant ratios in the Anchorage Loan Agreement have been removed; and

●	Anchorage may convert half of the outstanding principal at a price of $1.10 per share of Common Stock and the remaining half at a price of $1.50 per share of Common Stock.

The New Loan Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the purchasers, including for liabilities arising under the Securities Act (as defined below), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Loan Agreement were made only for the purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the Agreements, the Company also issued Anchorage warrants to purchase 2,000,000 shares of Common Stock, which warrants are exercisable immediately, will expire five years from the date of issuance and have an exercise price of $1.50 per share (the “$1.50 Warrants” and, together with the Pre-Funded Warrants, the “Warrants”)). The $1.50 Warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

The Restructured Loan and the Warrants cannot be converted or exercised, respectively, if Anchorage (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the Agreements after giving effect to such conversion or exercise without the approval of the Company’s stockholders. The Company has agreed to seek such approval at its next annual meeting of stockholders.

On October 24, 2024, the Board approved increasing the Board’s size from 7 to 8 members and appointed Mr. Dan Grigorin, age 33, to fill the new Board seat as a Class III director (with a term expiring at the Company’s 2027 annual meeting of stockholders), effective immediately. Mr. Grigorin was appointed pursuant to the DPE Agreement. For his service on the Board, Mr. Grigorin will receive compensation consistent with that of other non-employee directors.

On October 31, 2024, the Company notified Coinmint of its non-renewal of the Coinmint Agreement. Under the Coinmint Agreement, Coinmint provided colocation services for Gryphon’s bitcoin mining equipment at Coinmint’s facility in Massena, New York. Gryphon used approximately 27MW of electricity at the site. The Coinmint Agreement was scheduled to expire on January 1, 2025 or prior to that date as mutually agreed by the parties.

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

Business Overview

Founded in October 2020, Gryphon is a bitcoin mining company based in Las Vegas, Nevada. Gryphon launched its mining operations in September 2021 upon the receipt of the first of 12 batches of 600 Bitmain S19j Pro Antminers. Gryphon’s revenue model is to mine and hold bitcoin, and then sell only the bitcoin that is necessary to pay its operating expenses and to reinvest in operational expansion. The bitcoin that is sold to pay operating expenses and to reinvest in operational expansion is typically sold within 24-hours of receipt.

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

For the three months ended September 30, 2024 and 2023, Gryphon mined approximately 61 and 176 bitcoins, respectively. For the nine months ended September 30, 2024 and 2023, Gryphon mined approximately 287 and 575, respectively. While Gryphon does not have any plans to acquire digital assets other than bitcoin, it may do so in the future.

Breakeven Analysis

Below is a breakeven analysis of Gryphon’s mining operations for the three-month periods ending September 30, 2024 and 2023:

	2023	Q3/23	Q3/24
Mining Revenues	$21,052,000	$5,189,000	$3,689,000
Bitcoin mined	739	176	61
Value of one mined bitcoin	$28,487	$29,483	$60,475
Cost of Revenues (excluding depreciation)	$13,462,000	$3,982,000	$3,612,000
Cost to mine one bitcoin	$18,217	$22,625	$59,213
Total Bitcoin Equivalent Coins Generated (Total BTC Equivalent)*	771	185	61
Breakeven of Total BTC Equivalent	$17,465	$21,501	$59,213

*	Amount represents Bitcoin plus MSA BTC Equivalent listed below in table

	Bitcoin	MSA BTC	Total BTC
	Mined	Equiv	Equiv
23-Jan	80	2.8	83
23-Feb	64	2.8	67
23-Mar	68	3.2	71
23-Apr	60	3.8	64
23-May	69	5.5	74
23-Jun	58	3.8	62
23-Jul	61	3.8	65
23-Aug	61	2.8	64
23-Sep	54	2.2	56
23-Oct	47	0.4	47
23-Nov	57	0.6	58
23-Dec	60	0.0	60
24-Jan	52	0.0	52
24-Feb	45	0.0	45
24-Mar	45	0.0	45
24-Apr	40	0.0	40
24-May	22	0.0	22
24-Jun	22	0.0	22
24-Jul	21	0.0	21
24-Aug	21	0.0	21
24-Sept	19	0.0	19

The breakeven analysis is computed by taking the cost of revenues for the given period and dividing that sum by the number of Bitcoin Equivalent Coins Generated during the same period. For instance, in (Q3/24 the $3,612,000 cost of revenues is divided by the 61 Bitcoin Equivalent Coins Generated, resulting in an average of $59,213 per coin). The BTC Equivalent calculation labeled as “Total BTC Equiv” in the table, is determined by combining Gryphon’s bitcoin-mined during the period with the bitcoin equivalent amount of revenue earned from the Sphere MSA. To calculate the latter, the revenue earned from the Sphere MSA during the period is divided by the average bitcoin price as quoted by the Principal Market for that same period (labeled as “MSA BTC Equiv” in the table). The breakeven analysis is an operational metric that does not take capital expenditures or financing mechanics into consideration. The calculation only considers direct operational costs, such as electricity and hosting. The mining equipment was originally financed primarily through equity capital raises and cash flows resulting from the sale of bitcoin generating by mining operations. As of September 30, 2024, there were no financing agreements outstanding related to financing of mining equipment.

The breakeven analysis is a non-GAAP measure, similar to the way the gold industry reports gold-equivalent ounces to provide uniform measure of various revenue streams from different commodities (such as gold, copper, nickel, etc.). Much like the gold industry, the purpose of this calculation is to offer the reader a bitcoin-equivalent datapoint for Gryphon’s two revenue streams within the context of its primary revenue stream. This enables readers to easily compare Gryphon’s operations with other bitcoin mining companies. By dividing the total cost of revenues by the number of bitcoin-equivalent coins generated, one arrives at the breakeven point for total BTC equiv. Therefore, if Gryphon sells a bitcoin at the same price, it would have achieved a breakeven.

The breakeven cost of mining bitcoin is influenced primarily by two factors. First, the cost of electricity sourced from Gryphon’s hosting providers, which encompasses a combination of pass-through market electricity prices and profit-sharing arrangements. Second, it is affected by the global hashrate of the Bitcoin network. Over the twelve-month period through the third quarter of 2024, the cost of electricity plus the profit-sharing arrangement in place with the hosting provider has fluctuated due to seasonality from $0.0709 per kilowatt hour in the third quarter of 2023 to $0.0624 per kilowatt hour in the third quarter of 2024, reaching a high of $0.0817 per kilowatt hour during Q1 of 2024. In addition, the global hashrate of the Bitcoin network has shown a consistent upward trend, with sequential increases of 21.6%, 19.0%, 6.8% and 4.3% over the last four quarters ending September 30, 2024. This increase in the global hashrate has led to fewer bitcoins being mined for the same amount of energy consumption. The combined effect of these changes in the two key cost drivers has resulted in an increase in the overall breakeven level as of September 30, 2024 compared to September 30, 2023.

Recent Developments

On April 19, 2024, the Company commenced an At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. As of May 30, 2024, B. Riley Securities is no longer participating as a sales agent. As of November 13, 2024, the Company had sold approximately 3.4 million shares under this program for total net proceeds of $2.8 million.

As previously disclosed, on May 25, 2022, Anchorage entered into the Anchorage Loan Agreement with Gryphon Opco, an indirect wholly owned subsidiary of Gryphon, pursuant to which Anchorage loaned Gryphon Opco the principal amount of 933.333333 bitcoin. Gryphon Opco’s obligations under the Anchorage Loan Agreement were secured by certain equipment and software rights of Gryphon Opco and were guaranteed by Gryphon. As of October 24, 2024, Gryphon owed 304 bitcoins, valued at approximately $18 million based on an average bitcoin price for the month of September 2024 of $60,286.

On October 25, 2024, Gryphon, its direct and indirect subsidiaries, as applicable, and Anchorage entered into the Agreements to restructure the Anchorage Loan and terminate the existing the Anchorage Loan Agreement. Pursuant to the Agreements, (i) approximately $9.1 million of the Anchorage Loan was converted into shares of Common Stock, at an ascribed value of $1.10 per share, resulting in the issuance of 8,287,984 shares of Common Stock to Anchorage in a private placement pursuant to Section 4(a)(2) of the Securities Act, (ii) approximately $3.9 million of the Anchorage Loan was converted into warrants to purchase 3,530,198 shares of Common Stock, which warrants are exercisable immediately, have a ten year term and an exercise price of $0.01 per share, in a private placement pursuant to Section 4(a)(2) of the Securities Act and (iii) the remaining $5 million of the Anchorage Loan was exchanged for a new $5 million loan pursuant to the New Loan Agreement.

Pursuant to the New Loan Agreement:

●	the outstanding principal and interest are denominated in dollars;

●	the interest rate is 4.25% payable monthly;

●	Anchorage has been given a first priority lien on all of Gryphon and its subsidiaries’ assets;

●	covenants related to mining machine locations and covenant ratios in the Anchorage Loan Agreement have been removed; and

●	Anchorage may convert half of the outstanding principal at a price of $1.10 per share of Common Stock and the remaining half at a price of $1.50 per share of Common Stock.

The New Loan Agreement contains customary representations, warranties and agreements by Gryphon, customary conditions to closing, indemnification obligations of the Company and the purchasers, including for liabilities arising under the Securities Act (as defined below), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Loan Agreement were made only for the purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the Agreements, Gryphon also issued Anchorage warrants to purchase 2,000,000 shares of Common Stock, which warrants are exercisable immediately, will expire five years from the date of issuance and have an exercise price of $1.50 per share. The $1.50 Warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

The Restructured Loan and the Warrants cannot be converted or exercised, respectively, if Anchorage (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the Agreements after giving effect to such conversion or exercise without the approval of Gryphon’s stockholders. Gryphon has agreed to seek such approval at its next annual meeting of stockholders.

The Coinmint Agreement was terminated on October 31, 2024, with effect on January 1, 2025.

Results of Operations

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table shows the Company’s results of operations for the nine months ended September 30:

			Change
	2024	2023	Dollar	Percentage
Revenues
Mining revenues	$16,694,000	$14,992,000	$1,702,000	11.4%
Management services	-	844,000	(844,000)	(100.0)
Total revenues	16,694,000	15,836,000	858,000	5.4
Cost and expenses
Cost of revenues	12,252,000	9,542,000	2,710,000	28.4
General and administrative expenses	8,728,000	3,250,000	5,478,000	168.6
Stock-based compensation expense	445,000	(629,000)	1,074,000	170.7
Depreciation	9,435,000	11,906,000	(2,471,000)	(20.8)
Impairment of digital assets	-	250,000	(250,000)	(100.0)
Impairment of miners	-	5,430,000	(5,430,000)	(100.0)
Unrealized gain on digital assets	(1,295,000)	-	1,295,000	100.0
Realized gain on sale of digital assets	-	(484,000)	484,000	100.0
Total operating expenses	29,565,000	29,265,000	300,000	1.0
Loss from operations	(12,871,000)	(13,429,000)	(558,000)	(4.2)
Other expenses	(8,830,000)	(4,190,000)	4,640,000	110.7
Loss before provision for income taxes	$(21,701,000)	$(17,619,000)	$4,082,000	23.2%

Mining revenues

Mining revenues increased to $16,694,000 for the nine months ended September 30, 2024 from $14,992,000 for the nine months ended September 30, 2023. The increase in mining revenues of $1,702,000 is due to both an increase in the number of miners in operation and the average value of a Bitcoin. As of September 30, 2024, the Company had approximately 8,800 miners compared to approximately 8,300 as of September 30, 2023. The average value of Bitcoin for the nine months ended September 30, 2024 was $60,000 compared to $26,000 for the nine months ended September 30, 2023, an increase of $34,000, or 131%.

Management services

Management services revenue decreased to $0 for the nine months ended September 30, 2024, compared to $844,000 for the nine months ended September 30, 2023. Management services revenue relates to the Sphere MSA, regarding which Sphere 3D delivered a termination notice to the Company on October 6, 2023. See Note 8 - Commitments and Contingencies.

Cost of revenues

Cost of revenues increased to $12,252,000 for the nine months ended September 30, 2024 from $9,542,000 for the nine months ended September 30, 2023. The increase of $2,710,000 was primarily attributable to (i) an increase in the deployment of miners, (ii) an increase in Bitcoin network hashrate, and (iii) higher energy costs.

General and administrative expenses are as follows for the nine months ended September 30,

			Change
	2024	2023	Dollar	Percentage
Professional fees	$3,067,000	$1,626,000	$1,441,000	88.62%
Investor and public relations expenses	3,694,000	-	3,694,000	100.0
Salaries and wages	808,000	507,000	301,000	59.4
Insurance expense	494,000	125,000	369,000	295.2
Franchise tax and license	225,000	197,000	28,000	14.2
Other expenses	440,000	235,000	205,000	87.2
Loss on MSA	-	560,000	(560,000)	(100.0)
Total general and administrative expenses	$8,728,000	$3,250,000	$5,478,000	168.6%

Professional fees increased to $3,067,000 for the nine months ended September 30, 2024 from $1,626,000 for the nine months ended September 30, 2023. The increase of $1,441,000 was due to (i) an increase of $261,000 for accounting and other related services, (ii) an increase in legal fees of $792,000, and (iii) $388,000 of professional fees related to the Merger.

Investor and public relations expenses increased to $3,694,000 for the nine months ended September 30, 2024 from $0 for the nine months ended September 30, 2023. The increase is due to the Merger. As a newly public company, management hired consulting firms to increase the Company’s public exposure. Included in the $3,694,000 of investor and public relations expense for the nine months ended September 30, 2024 is $1,661,000 of non-cash expense related to the fair value of common stock issued to consultants.

Salaries and wages increased to $808,000 for the nine months ended September 30, 2024 from $507,000 for the nine months ended September 30, 2023. The increase of $301,000 is due to compensation for three new directors and hiring one additional employee and estimated bonus accrual for the Company’s officers.

Insurance expense increased to $494,000 for the nine months ended September 30, 2024 from $125,000 for the nine months ended September 30, 2023. The increase of $369,000 was attributable to an increase in insurance premiums as a result of becoming a public company.

Franchise tax and license increased to $225,000 for the nine months ended September 30, 2024 from $197,000 for the nine months ended September 30, 2023.

Other expenses increased to $440,000 for the nine months ended September 30, 2024 from $235,000 for the nine months ended September 30, 2023. The increase of $205,000 is attributable to an increase in payments of $108,000 to regulatory agencies and a general increase in other expenses of $97,000.

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

Stock-based compensation

Stock-based compensation expense increased to $445,000 for the nine months ended September 30, 2024 from a benefit of $629,000 for the nine months ended September 30, 2023. The increase is due to a one-time forfeiture of stock-based compensation of $1,910,000 in connection with termination of an employment agreement in the prior year period.

Depreciation

Depreciation decreased to $9,435,000 for the nine months ended September 30, 2024 from $11,906,000 for the nine months ended September 30, 2023. During the year ended December 31, 2023, the Company assessed the need for an impairment write-down of mining equipment (held as fixed assets). In accordance with ASC 360-10, the Company determined that the fixed asset category had carrying values in excess of fair value. Accordingly, the Company recognized impairment charges, reducing its mining equipment’s depreciable basis. Therefore, the depreciation expense for the nine months ended September 30, 2024 was reduced.

Impairment of digital assets

The impairment of digital assets decreased to $0 for the nine months ended September 30, 2024 from $250,000 for the nine months ended September 30, 2023.

Unrealized gain on digital assets

As of January 1, 2024, the Company implemented ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60) (“ASU 2023-08”): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. For the nine months ended September 30, 2024, the Company recognized a $1,295,000 unrealized gain in the fair market value of its digital asset holdings.

Realized gain on sale of digital assets

The realized gain on the sale of digital assets was $0 for the nine months ended September 30, 2024, compared to $484,000 for the nine months ended September 30, 2023. With the implementation of ASU 2023-08, realized gains on the sale of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Other expenses were as follows for the nine months ended September 30,

			Change
	2024	2023	Dollar	Percentage

Unrealized loss on marketable securities	$(293,000)	$(74,000)	$219,000	295.9%
Realized gain from use of digital assets	-	3,809,000	(3,809,000)	(100.0)
Change in fair value of notes payable	(7,089,000)	(7,607,000)	(518,000)	(6.8)
Interest expense	(908,000)	(530,000)	378,000	71.3
Loss on disposal of asset	(146,000)	(55,000)	91,000	165.5
Merger and acquisition cost	(394,000)	-	394,000	100.0
Other income	-	267,000	(267,000)	(100.0)
Total other expense	$(8,830,000)	$(4,190,000)	$4,640,000	110.7%

Unrealized loss on marketable securities

For the nine months ended September 30, 2024, unrealized loss on marketable securities was $293,000, as compared to a loss of $74,000 for the nine months ended September 30, 2023. The loss for the nine months ended September 30, 2024 related to a decrease in the fair market value of the underlying securities held.

Realized gain from use of digital assets

For the nine months ended September 30, 2024, the realized gain from the use of digital assets was $0, compared to $3,809,000 for the nine months ended September 30, 2023. With the implementation of ASU 2023-08, realized gains on the use of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Change in fair value of notes payable

The Company has a note payable denominated in Bitcoin, which is accounted for under the fair value method of accounting. For the nine months ended September 30, 2024, the Company recognized a $7,089,000 decrease in the fair value of notes payable, compared to an $7,607,000 decrease for the nine months ended September 30, 2023.

Interest expense

Interest expense increased to $908,000 for the nine months ended September 30, 2024 from $530,000 for the nine months ended September 30, 2023. The increase of $378,000 is primarily due to the Amendment of the BTC Note on March 29, 2023.

Loss on disposal of asset

Loss on disposal of asset was $146,000 for the nine months ended September 30, 2024, as compared to $55,000 for the nine months ended September 30, 2023.

Merger and acquisition cost

The merger and acquisition cost of $394,000 relates to a working capital adjustment for the Company’s disposal of its subsidiary MJ Freeway, which occurred on February 8, 2024. The $394,000 is an estimate of the potential working capital adjustment, as the Company is still in negotiations with the purchaser.

Other income

During the nine months ended September 30, 2023, the Company held third-party discount coupons for the purchase of mining machines. The Company sold these discount coupons for $267,000.

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table shows the Company’s results of operations for the three months ended September 30:

			Change
	2024	2023	Dollar	Percentage
Revenues
Mining revenues	$3,689,000	$5,189,000	$(1,500,000)	(28.9)%
Management services	-	288,000	(288,000)	(100.0)
Total revenues	3,689,000	5,477,000	(1,788,000)	(32.6)
Cost and expenses
Cost of revenues	3,612,000	3,982,000	(370,000)	(9.3)
General and administrative expenses	2,439,000	804,000	1,635,000	203.4
Stock-based compensation expense	97,000	392,000	(295,000)	(75.3)
Depreciation	2,896,000	4,067,000	(1,171,000)	(28.8)
Impairment of digital assets	-	17,000	(17,000)	(100.0)
Impairment of miners	-	5,430,000	(5,430,000)	(100.0)
Unrealized gain on digital assets	90,000	-	90,000	100.0
Realized gain on sale of digital assets	-	(17,000)	17,000	(100.0)
Total operating expenses	9,134,000	14,675,000	(5,541,000)	(37.8)
Loss from operations	(5,445,000)	(9,198,000)	(3,753,000)	(40.8)
Other (expense) income	(503,000)	1,112,000	(1,615,000)	(145.2)
Loss before provision for income taxes	$(5,948,000)	$(8,086,000)	$(2,138,000)	(26.4)%

Mining revenues

Mining revenues decreased to $3,689,000 for the three months ended September 30, 2024 from $5,189,000 for the three months ended September 30, 2023. The decrease in mining revenues of $1,500,000 is due to both an increase in the number of miners in operation and the average value of a Bitcoin. As of September 30, 2024, the Company had approximately 8,800 miners compared to approximately 8,300 as of September 30, 2023. The average value of Bitcoin for the three months ended September 30, 2024 was $61,000 compared to $28,000 for the three months ended September 30, 2023, an increase of $33,000, or 118%.

Management services

Management services revenue decreased to $0 for the three months ended September 30, 2024, compared to $288,000 for the three months ended September 30, 2023. Management services revenue relates to the Sphere MSA, regarding which Sphere 3D delivered a termination notice to the Company on October 6, 2023. See Note 8 - Commitments and Contingencies.

Cost of revenues

Cost of revenues decreased to $3,612,000 for the three months ended September 30, 2024 from $3,982,000 for the three months ended September 30, 2023. The decrease of $370,000 was primarily attributable to (i) an increase in the deployment of miners, (ii) an increase in Bitcoin network hashrate, and (iii) higher energy costs.

General and administrative expenses are as follows for the three months ended September 30,

			Change
	2024	2023	Dollar	Percentage
Professional fees	$1,128,000	$479,000	$649,000	135.5%
Investor and public relations expense	340,000	-	340,000	100.0
Salaries and wages	354,000	205,000	149,000	72.68
Insurance expense	193,000	41,000	152,000	370.7
Franchise tax and license	199,000	3,000	196,000	6,553.3
Other expenses	225,000	76,000	149,000	196.1
Total general and administrative expenses	$2,439,000	$804,000	$1,635,000	203.4%

Professional fees increased to $1,128,000 for the three months ended September 30, 2024 from $479,000 for the three months ended September 30, 2023. The increase of $649,000 was due to (i) an increase of $560,000 for legal fees and (ii) an increase of $89,000 for accounting and other related services.

Investor and public relations expense increased to $340,000 for the three months ended September 30, 2024 from $0 for the three months ended September 30, 2023. The increase is due to the Merger. As a newly public company, management hired consulting firms to increase the Company’s public exposure. Included in the $340,000 of investor and public relations expense for the three months ended September 30, 2024 is $215,000 of non-cash expense related to the fair value of common stock issued to consultants.

Salaries and wages increased to $354,000 for the three months ended September 30, 2024 from $205,000 for the three months ended September 30, 2023.

Insurance expense increased to $193,000 for the three months ended September 30, 2024 from $41,000 for the three months ended September 30, 2023. The increase of $152,000 was attributable to an increase in our insurance premiums as a result of becoming a public company.

Franchise tax and license increased to $199,000 for the three months ended September 30, 2024 from $3,000 for the three months ended September 30, 2023.

Other expenses increased to $225,000 for the three months ended September 30, 2024 from $76,000 for the three months ended September 30, 2023.

Stock-based compensation

Stock-based compensation expense decreased to $97,000 for the three months ended September 30, 2024 from $392,000 for the three months ended September 30, 2023.

Depreciation expense

Depreciation expense decreased to $2,896,000 for the three months ended September 30, 2024 from $4,067,000 for the three months ended September 30, 2023. During the year ended December 31, 2023, the Company assessed the need for an impairment write-down of mining equipment (held as fixed assets). In accordance with ASC 360-10, the Company determined that the fixed asset category had carrying values in excess of fair value. Accordingly, the Company recognized impairment charges, reducing its mining equipment’s depreciable basis. Therefore, the depreciation expense for the three months ended September 30, 2024 was reduced.

Impairment of digital assets

Impairment of digital assets decreased to $0 for the three months ended September 30, 2024 from $17,000 for the three months ended September 30, 2023.

Unrealized gain on digital assets

As of January 1, 2024, the Company implemented ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60) (“ASU 2023-08”): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. For the three months ended September 30, 2024, the Company recognized a $90,000 unrealized loss in the fair market value of its digital asset holdings.

Realized gain on sale of digital assets

Realized gain on the sale of digital assets was $0 for the three months ended September 30, 2024, compared to $17,000 for the three months ended September 30, 2023. With the implementation of ASU 2023-08, realized gains on the sale of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Other (expense) income was as follows for the three months ended September 30,

			Change
	2024	2023	Dollar	Percentage

Unrealized loss on marketable securities	$(21,000)	$(75,000)	$(54,000)	(72.0)%
Realized gain from use of digital assets	-	9,000	(9,000)	(100.0)
Change in fair value of notes payable	(194,000)	1,342,000	(1,536,000)	(114.5)
Interest expense	(288,000)	(162,000)	126,000	77.8
Loss on disposal of asset	-	(2,000)	2,000	(100.0)
Total other (expense) income	$(503,000)	$1,112,000	$1,615,000	145.2%

Unrealized loss on marketable securities

For the three months ended September 30, 2024, unrealized loss on marketable securities was $21,000, compared to $75,000 for the three months ended September 30, 2023.

Realized gain from use of digital assets

For the three months ended September 30, 2024, realized gain from the use of digital assets was $0, compared to $9,000 for the three months ended September 30, 2023. With the implementation of ASU 2023-08, realized gains on the use of digital assets will be eliminated since the digital assets will be marked to market prior to sale.

Change in fair value of notes payable

The Company has a note payable denominated in Bitcoin, which is accounted for under the fair value method of accounting. For the three months ended September 30, 2024, the Company recognized a $194,000 decrease in the fair value of notes payable, compared to a $1,342,000 increase for the three months ended September 30, 2023.

Interest expense

Interest expense increased to $288,000 for the three months ended September 30, 2024 from $162,000 for the three months ended September 30, 2023. The increase of $126,000 is primarily due to the Amendment of the BTC Note on March 29, 2023.

Loss on disposal of asset

Loss on disposal of asset was $0 for the three months ended September 30, 2024, as compared to $2,000 for the three months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $368,000 and $915,000, respectively, and an accumulated deficit of approximately $68,137,000 and $47,175,000, respectively. To date, the Company has financed its operations primarily through proceeds from the sales of its equity securities through private placements and it’s at-the-market program as described below, borrowings pursuant to the Sphere 3D Note and the BTC Note, as amended, and cash flow from its digital currency mining operations (including revenue received under the Sphere 3D MSA).

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

On June 10, 2024, we filed a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $70.0 million of common stock that may be issued and sold under an at-the-market issuance sales agreement with Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, (the “ATM”). We have used and intend to continue to use the net proceeds from the ATM for general corporate purposes, including without limitation, capital expenditures, funding potential acquisitions of additional new mining equipment, other potential acquisitions, investments in existing and future Bitcoin mining projects and repurchases and redemptions of our common stock and general working capital. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares of the common stock subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereunder. The ATM may be terminated at any time by either the Company or any sales agent with respect to itself upon five days’ prior notice, or by the sales agents at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of November 13, 2024, approximately $67.2 million in capacity remains under the ATM.

Summary of Cash Flow

The following table provides detailed information about the Company’s net cash flow for the nine months ended September 30:

	2024	2023
Net cash (used in) provided by operating activities	$(2,368,000)	$3,064,000
Net cash used in investing activities	$(1,504,000)	$(1,902,000)
Net cash provided by (used in) financing activities	$3,325,000	$(24,000)

Net cash (used in) provided by operating activities

Net cash used in operating activities was approximately $2,368,000 for the nine months ended September 30, 2024, and consisted primarily of cash proceeds from the sale of digital assets of approximately $16,649,000, offset by cash expenditures for operating activities of approximately $19,017,000.

Net cash provided by operating activities was approximately $3,062,000 for the nine months ended September 30, 2023, and consisted primarily of cash proceeds from the sale of digital assets of approximately $13,958,000, offset by cash expenditures for operating activities of approximately $10,896,000.

Net cash used in investing activities

Net cash used in investing activities was approximately $1,504,000 for the nine months ended September 30, 2024, and consisted of (i) the purchase of mining equipment for approximately $1,075,000, (ii) cash disbursement of $600,000 for a refundable deposit under assets acquisitions agreements, and (iii) proceeds of $171,000 from the sale of miners.

Net cash used in investing activities was approximately $1,902,000 for the nine months ended September 30, 2023, and consisted primarily of approximately $1,542,000 for the purchase of miners and cash disbursement of $360,000 for a refundable deposit.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $3,325,000 for the nine months ended September 30, 2024, and consisted primarily of (i) increase in insurance premium loans of $569,000 offset by insurance premium loan payments of $537,000, and (ii) $3,059,000 of cash proceeds from issuance of the Company’s common stock offset by the payment of $266,000 for costs related to the issuance of common stock, and $500,000 of cash received from the acquisition of Akerna.

Net cash used in financing activities was approximately $24,000 for the nine months ended September 30, 2023, and consisted of issuance of a note payable of $132,000 for insurance premiums, $52,000 of payments for insurance premiums and a payment of $104,000 for modification of the BTC Note (as defined below).

Capital Expenditures and Other Obligations

Coinmint Agreement

On July 1, 2021, the Company entered into the Coinmint Agreement, with Coinmint, an established operator of renewable-energy data centers, pursuant to which Coinmint provides hosting services to the Company at Coinmint’s hydro powered facility in Massena, New York (the “Coinmint Facility”) for a 15-month period, which upon its conclusion renews automatically for successive three-month terms unless either party delivers to the other party 90 days’ written notice of intent not to renew. Pursuant to the terms of the Coinmint Agreement, 7,200 S19j Pro Antminer machines were delivered to and installed at the Coinmint Facility. Under the terms of the Coinmint Agreement, Coinmint directly passes through the cost of electricity and maintenance costs to the Company, collects an initial reservation fee and collects a percentage of the Company’s bitcoin mining profits.

The Coinmint Agreement was terminated on October 31, 2024, with effect on January 1, 2025.

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

The monthly principal and interest payments, starting with the April 2023 payment, were adjusted to be 100% of net monthly mining revenue, defined as, for each calendar month, the sum of (a) all of Borrower’s revenue generated from all Bitcoin generated by the Borrower with the Collateral less (b) the sum of the Borrower SG&A in connection with Bitcoin mining operations, but not to exceed the greater of (x) $100,000 and (y) the amount that was previously preapproved by the Lender in writing for such calendar month; provided, however that, to the extent that SG&A was capped by clause (b) above, any unapplied SG&A could be rolled forward to subsequent months until fully deducted. Notwithstanding the foregoing, unless otherwise approved by Lender, the aggregate amount of SG&A during any rolling twelve-month period would not exceed $750,000, provided that if at the end of a fiscal quarter, commencing with the fiscal quarter ending June 30, 2023, if (x) the aggregate principal amount payment received by the Lender for such fiscal quarter exceeded 38.6363638 Bitcoin and (y) the average principal amount payment received by the Lender for each fiscal quarter (commencing fiscal quarter ending June 30, 2023 and through and including the fiscal quarter for which such determination was to be made) exceeds 38.6363638 Bitcoin per fiscal quarter, then, the Borrower would pay to the Lender 75% of Net Monthly Mining Revenue for the immediately succeeding fiscal quarter (and thereafter, in the following fiscal quarter would shift to 100%). In the event that the Net Monthly Mining Revenue for any month was insufficient to cover interest payment under the BTC Note, such deficiency would be deemed paid-in-kind by capitalizing such deficiency in interest payment and adding such amount to the principal amount of indebtedness under the BTC Note.

Also, as part of the Amendment, the Company agreed not to convey, sell, lease, transfer, assign, or otherwise dispose of any of the Company’s digital assets outside of the ordinary course of business.

Additionally, the Company was required thereunder to maintain a collateral (mining equipment and digital assets) coverage ratio of 110%. A breach of the Collateral Coverage Ratio would not be deemed to have occurred until the lender provided notice to the Company of such breach. If the Collateral Coverage Ratio decreased below 110%, the Company would have to provide the lender with additional collateral in the form of bitcoin, U.S. dollars, or additional equipment. If the Company was unable to do so, it would be in default on the BTC Note, which could have a material adverse effect on the Company’s operations, financial condition, and results of operations. As of September 30, 2024, the Company was not in breach of the Collateral Coverage Ratio.

The Amendment also added a conversion provision whereby the lender has a limited right to convert all or any portion of the outstanding principal on the BTC Note into a number of shares of the Company. The Conversion Right was available at any time during the one-month period after which the market capitalization of the Company for the first time exceeded $125,000,000 for five consecutive days. The conversion price was equal to $150,000,000 divided by the number of shares of Company common stock outstanding immediately prior to the lender’s exercise of the Conversion Right during the Conversion Period.

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

The Company has evaluated the Amendment in accordance with ASC 470-50 Modification and Extinguishments. The change in the interest rate from 5.0% to 6.0% caused there to be a significant change in the cashflows of the BTC Note. Also, given that the BTC Note carried on the unaudited condensed consolidated balance sheet at fair value, any gain on loss from the extinguishment would be adjusted through the change in fair value as of September 30, 2024.

Also, based on the repayment terms and the interest calculation, the Company is unable to determine what would be the current portion and long-term portions as of September 30, 2024, so the Company will present the BTC Note as current.

Although the BTC Note was payable with the Company’s digital assets earned from mining activities, there was a potential for the use of cash under the collateral agreement. If the collateral coverage ratio decreases below 110%, the Company would have to provide the lender with additional collateral in the form of bitcoin, U.S. dollars or additional equipment.

Subsequent to September 30, 2024, on October 25, 2024, the Company and Anchorage entered into the Debt Repayment and Exchange Agreement (the (“DPE Agreement”), Loan, Guaranty and Security Agreement (the “New Loan Agreement”), the Pre-Funded Warrants (as defined below) and the $1.50 Warrants (as defined below) (together, the “Agreements”) to restructure the Anchorage Loan (the “Restructuring”) and terminate the existing the Anchorage Loan Agreement. Pursuant to the Agreements, (i) approximately $9.1 million of the Anchorage Loan was converted into shares of Common Stock, at an ascribed value of $1.10 per share, resulting in the issuance of 8,287,984 shares of Common Stock to Anchorage in a private placement pursuant to Section 4(a)(2) of the Securities Act, (ii) approximately $3.9 million of the Anchorage Loan was converted into warrants to purchase 3,530,198 shares of Common Stock, which warrants are exercisable immediately, have a ten year term and an exercise price of $0.01 per share (the “Pre-Funded Warrants”), in a private placement pursuant to Section 4(a)(2) of the Securities Act and (iii) the remaining $5 million of the Anchorage Loan was exchanged for a new $5 million loan (the “Restructured Loan”) pursuant to the New Loan Agreement.

Restructured Loan

Pursuant to the New Loan Agreement:

●	the outstanding principal and interest are denominated in dollars;

●	the interest rate is 4.25% payable monthly;

●	Anchorage has been given a first priority lien on all of Gryphon and its subsidiaries’ assets;

●	covenants related to mining machine locations and covenant ratios in the Anchorage Loan Agreement have been removed; and

●	Anchorage may convert half of the outstanding principal at a price of $1.10 per share of Common Stock and the remaining half at a price of $1.50 per share of Common Stock.

The Restructured Loan and the Warrants cannot be converted or exercised, respectively, if Anchorage (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the Agreements after giving effect to such conversion or exercise without the approval of Gryphon’s stockholders. Gryphon agreed to seek such approval at its next annual meeting of stockholders.

For the nine months ended September 30, 2024, the Company recognized interest expense amounting to $608,000 of which $93,000 is still accrued.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the nine months ended September 30:

Reconciliation to Adjusted EBITDA:	2024	2023

Net loss	$(21,701,000)	$(17,619,000)
Exclude: Depreciation	9,435,000	11,906,000
Exclude: Interest expense	908,000	530,000
EBITDA	(11,358,000)	(5,183,000)
Non-cash/non-recurring operating expenses:
Exclude: Stock based compensation expense	445,000	(629,000)
Exclude: Change in fair value of notes payable	7,089,000	7,607,000
Exclude: Unrealized loss on marketable equity securities	293,000	74,000
Adjusted EBITDA	$(3,531,000)	$1,869,000

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the three months ended September 30:

Reconciliation to Adjusted EBITDA:	2024	2023
Net loss	$(5,948,000)	$(8,086,000)
Exclude: Depreciation	2,896,000	4,067,000
Exclude: Interest expense	288,000	162,000
EBITDA	(2,764,000)	(3,857,000)
Non-cash/non-recurring operating expenses:
Exclude: Stock based compensation expense	97,000	392,000
Exclude: Change in fair value of notes payable	194,000	(1,342,000)
Exclude: Unrealized loss on marketable equity securities	21,000	75,000
Adjusted EBITDA	$(2,452,000)	$(4,732,000)

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at September 30, 2024 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

On February 1, 2024, Gryphon filed an amended answer and its own counterclaim against Sphere 3D. Gryphon’s counterclaim alleges that Sphere 3D flagrantly and repeatedly breached the terms of the MSA, including, among other breaching conduct, entering into multiple bitcoin mining hosting agreements with third-parties in violation of the MSA’s exclusivity clause and improperly terminating the MSA on October 6, 2023.

On March 25, 2024, Gryphon filed a pre-motion letter with the Court seeking pre-judgment attachment of the equity shares in Core that Sphere 3D received as a result of the Core Settlement (as defined below) to secure a judgment against Sphere 3D.

On June 27, 2024, during a discovery conference, Sphere 3D agreed that it was not seeking to impose any liability against Gryphon for events that occurred in late February 2023 whereby a hostile actor impersonated Sphere 3D’s chief financial officer in an email sent to both Sphere 3D and Gryphon’s personnel and requested the transfer of bitcoin (worth approximately $560,000) from a Sphere 3D wallet controlled by Gryphon. Gryphon intends to continue to vigorously defend against the Sphere 3D Litigation, which it believes lacks merit, and to aggressively pursue its counterclaim against Sphere 3D for Sphere 3D’s repeated violations of the MSA. The parties are in the discovery stage in the litigation.

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

TreCom Litigation

On April 2, 2021, TreCom Systems Group, Inc. (“TreCom”) filed suit against Akerna and MJF in federal District Court for the Eastern District of Pennsylvania, seeking recovery of up to approximately $4.2 million for breach of contract and unjust enrichment claims pursuant to a Subcontractor Agreement between MJF and TreCom. MJF provided a notice of termination of the operative Subcontractor Agreement on August 4, 2020. MJF disputes the validity of TreCom’s invoices and the enforceability of the alleged agreement that TreCom submitted to the court. Akerna filed counterclaims against TreCom for breach of contract, a declaratory judgment, commercial disparagement, and defamation. TreCom failed to return Akerna’s intellectual property and issued numerous disparaging statements to one of Akerna’s clients. TreCom subsequently filed a motion to dismiss these counterclaims, which was denied by the court. The court denied both parties’ motions for summary judgment. A trial is currently set to commence on December 2, 2024. Akerna intends to vigorously defend against TreCom’s claims, and pursue its own claims. With respect to the TreCom matter, we established a loss contingency of $0.2 million in 2021 on the books of MJF which remains outstanding as of September 30, 2024.

Former CEO Litigation

As previously disclosed, on September 17, 2024, Robby Chang was terminated as Chief Executive Officer and President of Gryphon for cause, with immediate effect, by the Board. Mr. Chang remains a member of the Board.

On October 21, 2024, the Company received notice that both it and Ivy Crypto, Inc., a wholly owned direct subsidiary of the Company, have been named as defendants in a complaint filed by Mr. Chang in the Ontario Superior Court of Justice in Canada, alleging wrongful termination (the “Claim”). The Company intends to defend this matter vigorously.

On October 22, 2024, the Board created a special committee to oversee the Company’s handling of the Claim made up of Steve Gutterman, Jimmy Vaiopoulos, Dan Tolhurst and Jessica Billingsley.

From time to time, we may be subject to other legal proceedings arising in the ordinary course of business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Except for the additional risk factor set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024, as amended.

There can be no assurance that we will be able to comply with the applicable listing standards of Nasdaq.

Our eligibility for listing on Nasdaq depends on our ability to comply with Nasdaq’s applicable continued listing requirements.

On September 5, 2024, we received written notice from Nasdaq indicating that the bid price for our common stock for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, we are not in compliance with the $1.00 minimum bid price requirement for the continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 4, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during this 180-day period.

If we are not in compliance by March 4, 2025, we may qualify for a second 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If it appears to Nasdaq that we will not be able to cure the deficiency, or we are otherwise not eligible, then Nasdaq will notify the Company of its determination to delist its Common Stock, at which point the Company would have an option to appeal the delisting determination to a Nasdaq hearings panel.

On September 13, 2024, we received another notice from Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5550(b)(2) as a result of our Market Value of Listed Securities (the “MVLS”) falling below the minimum of $35 million required for continued listing on Nasdaq (the “MVLS Requirement”) from July 31, 2024 to September 12, 2024.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until March 12, 2025, to regain compliance with the MVLS Requirement. To regain compliance during the 180-day period, our MVLS must be at least $35 million for a minimum of ten consecutive business days at any time during this period, after which Nasdaq will provide written confirmation of compliance us and the matter will be closed. If we do not regain compliance with the MVLS Requirement by that date, or qualify under an alternative listing standard, we will receive written notification from Nasdaq that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel.

We are considering available options to regain compliance Nasdaq’s continued listing requirements. However, there can be no assurance that we will be able to regain such compliance.

If Nasdaq delists our common stock from trading on its exchange, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Termination of our agreement with Coinmint may materially our operations, financial condition, and results of operations.

On October 31, 2024, we terminated our hosting agreement with Coinmint, with effect on January 1, 2025. The termination of our sole hosting agreement, which provides the infrastructure necessary for the housing, maintenance, and operation of our bitcoin mining machines, may have a significant adverse effect on our business. This agreement has been essential to our bitcoin mining operations, as it allowed us to operate without directly investing in our own physical infrastructure. With the termination of this arrangement, we currently lack a replacement hosting solution.

This disruption exposes us to numerous risks, including the potential for a decline in our market position, reduced operational efficiency, and the likelihood of increased operational costs if we are required to secure emergency or short-term hosting solutions at unfavorable terms. In addition, we may need to devote significant resources to identify and secure a new hosting arrangement. There can be no assurance that we will find a suitable or economically viable replacement in a timely manner, if at all.

Restrictive covenants in our loan agreement with Anchorage may limit our operating flexibility and ability to engage in certain transactions that may be in our long-term best interest.

The New Loan Agreement (as defined below) contains certain covenants that limit Gryphon’s ability to engage in certain transactions that may be in Gryphon’s long-term best interest. Subject to certain limited exceptions, these covenants do or may limit Gryphon’s ability to or prohibit Gryphon from permitting any of its subsidiaries to, as applicable, among other things:

●	make any conveyance, sale, lease, division, sale and leaseback, assignment, transfer or other disposition of assets, subject to certain exceptions;

●	create, incur, assume, or be liable for any additional indebtedness, or create, incur, allow, or permit to exist any additional liens, subject to certain exceptions;

●	make any dividend or other distribution on Gryphon shares, or any payment (whether in cash, securities or other property) on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any Gryphon shares, or on account of any return of capital to Gryphon’s shareholders in respect of their shares; or

●	merge or consolidate with another entity.

While Gryphon has not previously breached and is currently in compliance with the covenants contained in the New Loan Agreement, Gryphon may breach these covenants in the future. Gryphon’s ability to comply with these covenants may be affected by events and factors beyond its control. In the event that Gryphon breaches one or more covenants, Anchorage may choose to declare an event of default and require that Gryphon immediately repay all amounts outstanding under the New Loan Agreement and terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on Gryphon’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended September 30, 2024.

During the quarter ended September 30, 2024, the Company did not repurchase any of its common shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial Officer
101	XBRL (Extensible Business Reporting Language). The following materials from Gryphon Digital Mining, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Steve Gutterman
Steve Gutterman, Chief Executive Officer and Director (Principal Executive Officer)

November 13, 2024

By:	/s/ Simeon Salzman
Simeon Salzman, Chief Financial Officer (Principal Financial and Accounting Officer)

November 13, 2024