Form 10-K
period 2024-12-31
Gryphon Digital Mining, Inc.
filed 2025-03-31
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39096

GRYPHON DIGITAL MINING, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 N. Town Center Drive, Suite 100 Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 945-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRYP	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock of Gryphon Digital Mining, Inc. held by non-affiliates was approximately $37.6 million based upon the closing price per share of $1.19 on June 28, 2024.

As of March 31, 2025, there were 69,982,876 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “GRYP.”

The audited financial statements for the year ended December 31, 2023 included herein are those of Legacy Gryphon and its consolidated subsidiaries, which is considered the Company’s account predecessor, prior to the Business Combination and the name change.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our need to, and difficulty in, raising additional capital;

●	downturns in the Cryptocurrency industry;

●	our ability to close anticipated acquisitions, develop acquired assets and businesses, and achieve expected results of such acquisitions; he Cryptocurrency industry;

●	inflation;

●	increased interest rates;

●	the inability to procure needed hardware;

●	the failure or breakdown of mining equipment, or internet connection failure;

●	access to reliable and reasonably priced electricity sources;

●	cyber-security threats;

●	our ability to obtain proper insurance;

●	construction risks;

●	banks and other financial institutions ceasing to provide services to our industry;

●	changes to the Bitcoin network’s protocols and software;

●	the impact of artificial intelligence on the economy, our industry and our business;

●	the unpredictable and volatile nature of the market for artificial intelligence, as a result of rapid technological advancements, shifting regulatory landscapes and fluctuating market expectations;

●	our ability to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market;

●	the decrease in the incentive to mine Bitcoin;

●	the increase of transaction fees related to digital assets;

●	the fraud or security failures of large digital asset exchanges;

●	future digital asset, technological and digital currency development;

●	the regulation and taxation of digital assets like Bitcoin; and

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Risks Related to Our Business

●	Gryphon’s success depends upon the value of Bitcoin; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

●	Gryphon may face several risks due to disruptions in the crypto asset markets, including but not limited to the risk from depreciation in Gryphon’s stock price, financing risk, risk of increased losses or impairments in its investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

●	Gryphon may face several risks due to disruptions in the crypto asset markets, including but not limited to the risk from depreciation in Gryphon’s stock price, financing risk, risk of increased losses or impairments in its investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

●	The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on, may expose Gryphon to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in Gryphon.

●	The Bitcoin market is exposed to financially troubled cryptocurrency-based companies.

●	There is a lack of liquid markets for, and possible manipulation of, blockchain/cryptocurrency-based assets.

●	Acceptance and/or widespread use of Bitcoin are uncertain.

●	Cryptocurrencies, including Bitcoin, face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

●	The development of other cryptocurrencies and/or digital currencies may adversely affect the value of Bitcoin.

●	Gryphon faces risks of Internet disruptions, which could have an adverse effect on the price of Bitcoin.

 Risks Related to Operations

●	Gryphon is an early-stage company and has a limited history of generating profits.

●	Gryphon’s independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about Gryphon’s ability continue as a “going concern.”

●	Gryphon’s bitcoin may be subject to loss, theft or restriction on access.

●	Gryphon’s ability to adopt technology in response to changing security needs or trends and reliance on third parties for custody poses a challenge to the safekeeping of its digital assets.

●	Gryphon may be affected by price fluctuations in the wholesale and retail power markets.

●	If Gryphon is unable to secure and maintain its power supply at prices or on terms acceptable to it, a material adverse effect on Gryphon’s business, prospects, financial condition, and operating results would occur.

●	Gryphon’s business is dependent on a small number of digital asset mining equipment suppliers.

●	Mining machines rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to an ongoing significant shortage.

●	Gryphon’s reliance primarily on a single model of miner may subject its operations to increased risk of design flaws.

●	Gryphon relies on hosting arrangements to conduct its business, and the availability of such hosting arrangements is uncertain and competitive and may be affected by changes in regulation in one or more countries.

●	Gryphon’s operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in Bitcoin.

●	The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

●	Gryphon may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect Gryphon’s business.

●	Restrictive covenants in Gryphon’s loan agreement with Anchorage Lending CA, LLC (“Anchorage”) and its outstanding secured convertible notes may limit its operating flexibility and ability to engage in certain transactions that may be in our long-term best interest.

v

Risks Related to Governmental Regulation and Enforcement

●	As cryptocurrencies may be determined to be investment securities, Gryphon may inadvertently violate the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations and Gryphon may incur third-party liabilities.

●	If regulatory changes or interpretations of Gryphon’s activities require its registration as a money services business under the regulations promulgated by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act, Gryphon may be required to register and comply with such regulations. If regulatory changes or interpretations of Gryphon’s activities require the licensing or other registration of Gryphon as a money transmitter (or equivalent designation) under state law in any state in which Gryphon operates, Gryphon may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent Gryphon decides to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to Gryphon. Gryphon may also decide to cease its operations. Any termination of certain operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

●	There is no one unifying principle governing the regulatory status of cryptocurrency nor whether cryptocurrency is a security in each context in which it is viewed. Regulatory changes or actions in one or more countries may alter the nature of an investment in Gryphon or restrict the use of digital assets, such as cryptocurrencies, in a manner that adversely affects Gryphon’s business, prospects or operations.

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in Bitcoin-related activities or that accept bitcoin as payment, including financial institutions of investors in Gryphon’s common stock.

●	Gryphon’s interactions with a blockchain may expose Gryphon to specially designated nationals or blocked persons or cause Gryphon to violate provisions of law that did not contemplate distributed ledger technology.

●	Gryphon’s management and compliance personnel have limited experience handling a listed cryptocurrency mining-related services company.

Risks Related to Pending Acquisitions

●	If completed, the Captus Acquisition (as hereinafter defined) may not achieve its intended results and may result in us assuming unanticipated liabilities.

●	The reserve estimates with respect to the properties to be acquired in the Captus Acquisition may differ materially from the actual amounts.

●	The transactions contemplated by the Captus Agreement are subject to conditions that may not be satisfied on a timely basis or at all. Failure to complete the transactions contemplated by the Captus Agreement could have material and adverse effects on us.

●	We will be subject to business uncertainties while the Captus Acquisition is pending, which could adversely affect our business.

●	We expect to incur significant transaction costs in connection with the Captus Acquisition.

PART I

Item 1. Business.

Corporate History and Background

Overview

Traditionally, Gryphon’s revenue model was to mine and hold bitcoin, and then sell only the bitcoin necessary to pay its operating expenses and to reinvest in operational expansion. Since September 2024, Gryphon has vigorously pursued a new strategy of acquiring and developing energy assets for AI and high-performance computing (“HPC”) data center infrastructure. Gryphon’s strategy is to acquire power assets, and then add electrification, infrastructure and computing power to those assets. See “—Pending Acquisitions” below.

Founded in October 2020, Gryphon is based in Las Vegas, Nevada. Gryphon commenced its digital assets mining operations in September 2021.

Gryphon operates approximately 9,660 bitcoin ASIC mining computers, referred to as “miners,” from Bitmain Technologies Limited (“Bitmain”) that Gryphon has installed at third-party hosted mining data centers located in New York and Pennsylvania. Revenue generated by the mining of bitcoin is measured on a dollar per megawatt-hour (“MWh”) basis and is variable based on the price of Bitcoin, the measure of difficulty, transaction volume and global hash rates.

Material Agreements

Blockfusion Agreement

On December 1, 2024, Gryphon entered into a Co-Location Mining Services Agreement (the “Blockfusion Agreement”), with Blockfusion USA, Inc. (“Blockfusion”) for hosting 3,780   of its bitcoin miners at Blockfusion’s facility in Niagara Falls, New York. Pursuant to the Blockfusion Agreement, the Company is entitled to 12 MW of power at a cost of $156,000 per month, as well as certain other fees set forth in the agreement. At signing, the Company paid an initial $156,000 facility fee. In addition, the Company will be required to (i) by January 31, 2025, maintain a cash deposit or (ii) by January 27, 2025, an irrevocable standby letter of credit with Blockfusion’s energy provider, in each case in the amount of $1,200,000. As of the filing date, the Company has not completed this payment and the amount is currently outstanding. The Blockfusion Agreement has a term of twelve months and automatically renews for subsequent one-month terms, until terminated on thirty days’ notice. Subsequent to December 31, 2024, the Company has delivered 3,996 bitcoin miners to Blockfusion.

Mawson Agreement

On January 3, 2025, Gryphon entered into a Master Co-Location Agreement (the “Mawson Agreement”) with Mawson Hosting LLC (“Mawson”) with a right to host up to 5,880 miners in Mawson’s facility in Midland, Pennsylvania. Pursuant to the Mawson Agreement, the Company is entitled to 20 MW of power at a cost of approximately $23.50 per MW/hour paid monthly with a minimum fee of approximately $165,521 per month, as well as certain other fees set forth in the agreement. The Mawson Agreement has an initial term of one year and may be terminated on sixty days’ notice. Subsequent to December 31, 2024, the Company has delivered 6,719 bitcoin miners to Mawson.

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

Anchorage Loan Agreement

On May 25, 2022, Anchorage entered into an Equipment Loan and Security Agreement (as amended on March 27, 2023, the “Anchorage Loan Agreement”) with Gryphon Opco I LLC (“Gryphon Opco”), an indirect wholly owned subsidiary of the Company, pursuant to which Anchorage loaned Gryphon Opco the principal amount of 933.333333 bitcoin (the “Anchorage Loan”). Gryphon Opco’s obligations under the Anchorage Loan Agreement were secured by certain equipment and software rights of Gryphon Opco and were guaranteed by Gryphon.

On October 25, 2024, Gryphon, its direct and indirect subsidiaries, as applicable, and Anchorage entered into the Debt Repayment and Exchange Agreement (the (“DPE Agreement”), Loan, Guaranty and Security Agreement (the “New Loan Agreement”), Form of Pre-Funded Warrant and Form of $1.50 Warrant (together, the “New Anchorage Agreements”) to restructure the Anchorage Loan (the “Restructuring”) and terminate the existing the Anchorage Loan Agreement. Pursuant to the New Anchorage Agreements, (i) approximately $9.1 million of the Anchorage Loan was converted into shares of Common Stock, at an ascribed value of $1.10 per share, resulting in the issuance of 8,287,984 shares of Common Stock to Anchorage in a private placement pursuant to Section 4(a)(2) of the Securities Act, (ii) approximately $3.9 million of the Anchorage Loan was converted into warrants to purchase 3,530,198 shares of Common Stock, which warrants are exercisable immediately, have an unlimited term and an exercise price of $0.01 per share (the “Pre-Funded Warrants”), in a private placement pursuant to Section 4(a)(2) of the Securities Act and (iii) the remaining $5 million of the Anchorage Loan was exchanged for a new $5 million loan (the “Restructured Loan”) pursuant to the New Loan Agreement.

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

The New Loan Agreement contains customary representations, warranties and agreements by Gryphon, customary conditions to closing, indemnification obligations of the Company and the purchasers, including for liabilities arising under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Loan Agreement were made only for the purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the New Anchorage Agreements, Gryphon also issued Anchorage warrants to purchase 2,000,000 shares of Common Stock, which warrants are exercisable immediately, will expire five years from the date of issuance and have an exercise price of $1.50 per share (the “$1.50 Warrants” and, together with the Pre-Funded Warrants, the “Warrants”)). The $1.50 Warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

The Restructured Loan and the Warrants cannot be converted or exercised, respectively, if Anchorage (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the New Anchorage Agreements after giving effect to such conversion or exercise without the approval of Gryphon’s stockholders. Gryphon has agreed to seek such approval at its next annual meeting of stockholders.

ATM Agreement

On April 19, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann& Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US) Corp. and ATB Capital Markets USA Inc. as agents (the “Sales Agents”), a Terms Agreement with Ladenburg Thalmann & Co. Inc. (the “Terms Agreement” and together with the ATM Agreement, the “Sales Agreement”), pursuant to which the Company may issue and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $70,000,000 (the “Shares”), from time to time through or to the Sales Agents (the “Offering”). The Sales Agreement also included B. Riley Securities, Inc. (“B. Riley Securities”) as a Sales Agent thereunder, and pursuant to the existing terms of the Sales Agreement, the Company and B. Riley Securities, mutually agreed pursuant to a notice of termination, dated May 30, 2024, that B. Riley Securities would no longer participate as agent or principal in the offering thereunder.

Sales of the Shares under the Sales Agreement can be made by any method, whether on an agency or principal basis, that is deemed an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company has the right, but not the obligation, from time to time at its sole discretion to direct Ladenburg Thalmann & Co. Inc. on any trading day to act on a principal basis and purchase up to an aggregate maximum of $20,000,000 of shares of our common stock over the term of the Sales Agreement, provided, however, that such amount may be increased up to $40,000,000 at the sole discretion of Ladenburg, as set forth in the Terms Agreement. However, only one principal sale, up to a total of $2,000,000, may be requested in either a calendar week or every five trading days, whichever is longer, unless otherwise agreed to by Ladenburg. All shares sold to Ladenburg Thalmann & Co. Inc. on a principal basis shall be distributed to them by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. During any period that Ladenburg Thalmann & Co. Inc. is holding shares as principal, the Company will not make any other sales under the Sales Agreement (including under any Terms Agreement).

The Company will pay each Sales Agent a commission for their services in acting as sales agents in the sale of the Shares at a commission rate equal to 3.0% of the gross proceeds from each sale of the Shares. The Company has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company will also reimburse the Sales Agents for certain specified expenses as set forth in the Sales Agreement.

The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement as permitted therein. The termination of the Sales Agreement by, or with respect to, one Sales Agent shall not affect the rights and obligations of any other Sales Agent under the Sales Agreement.

Pending Acquisitions

Captus

On January 8, 2025, the Company and 2670786 Alberta Ltd., a Canadian corporation and a wholly-owned subsidiary of the Company, entered into a Share and Unit Purchase Agreement (the “Captus Agreement”) with BTG Energy Corp., a Canadian corporation (“BTG Energy”), BTG Power Corp., a Canadian corporation (“BTG Power”) and West Lake Energy Corp., a Canadian corporation (“West Lake,” and together with BTG Energy and BTG Power, the “Vendors”). Pursuant to the Captus Agreement, the Company will acquire from the Vendors all of the issued and outstanding shares or units, as applicable, of (i) Captus Generation Ltd. (“Captus GP”) and BowArk Energy Ltd., each a Canadian corporation, and (ii) Captus General Limited Partnership, a Canadian limited partnership (collectively “Captus Energy,” and the transactions contemplated by the Captus Agreement, the “Captus Acquisition”).

Captus GP owns 850 acres in Pincher Creek, Alberta (the “Captus Site”). The acreage contains characteristics management considers to be highly suitable for the development of AI HPC. These characteristics include: 1) redundant natural gas lines, 2) grid connectivity, 3) a deplete reservoir that can be used for onsite carbon sequestration, 4) access to non-potable water and 5) proximity to telecom connectivity. Gryphon intends to develop the site for revenue producing activities. See “—Strategy—Captus and AI HPC.”

The aggregate consideration payable by the Company to the Vendors is CAD $24.0 million (the “Cash Consideration”), subject to adjustment in accordance with the terms of the Captus Agreement. In November 2024, the Company paid a cash deposit of CAD $200,000 to Captus GP for the benefit of the Vendors (the “LOI Cash Deposit”). Within two business days of the date of the Captus Agreement, the Company paid a cash deposit of CAD $1.0 million to Captus GP for the benefit of the Vendors (the “Signing Cash Deposit,” and together with the LOI Cash Deposit, the “Cash Deposits”). The Cash Deposits may be applied towards the payment of the Cash Consideration in accordance with the terms of the Captus Agreement, and the remainder of the Cash Consideration will be paid by the Company upon closing.

The transaction remains subject to certain conditions, including the transfer and assignment of certain agreements from the Vendors to the Company. Pending approval by the Alberta Energy Regulator, BTG Energy and West Lake will hold certain well, pipeline and facility licenses in trust for an agreed fee.

In connection with the Captus Agreement, on January 8, 2025, as a material inducement to their agreeing to become employees of the Company, the Company granted a restricted stock award to each of Harry Andersen, Paul Connolly, Mark Taylor and Steve Giacomin (collectively, the “Restricted Stock Awards”). The Restricted Stock Awards were intended to constitute “employment inducement awards” under the Nasdaq Stock Market Rules.

Each of the Restricted Stock Awards vests in three equal installments on the first three anniversaries of the grant date subject to the grantee’s continued engagement with the Company through each applicable vesting date, provided however, that the Restricted Stock Awards will accelerate and vest immediately upon the grantee’s death, disability, termination by the Company without “cause” (as defined in each Restricted Stock Award agreement), or the consummation of a change in control of the Company.

Giga

On August 16, 2024, Giga Caddo, LLC, a Delaware limited liability company (“Seller”), and the Company entered into an Asset Purchase Agreement (the “Giga Purchase Agreement”), pursuant to which Seller agreed to sell: (i) four (4) natural gas generators with a combined gas standby rating of 1,900 kW, (ii) five hundred and sixty-six (566) bitcoin ASIC mining computers with a combined hashrate capacity of approximately 57,120 TH/s, (iii) six (6) Giga Box Air modular data center units with a combined power capacity of 2,900 kW and (iv) certain other crypto mining equipment and related assets to be agreed by the parties.

On August 29, 2024 the Company entered into an amendment to the Giga Purchase Agreement with the Seller (the “Amendment”). The Amendment amended the deadline for the closing date of the Transaction from August 31, 2024 to September 30, 2024. In connection with the extension of the closing date, the Company agreed to make an additional advance payment of $250,000 to the Seller. As a result of this additional advance payment, the parties agreed that the Third Payment and Final Payment (as defined in the Giga Purchase Agreement) will each be reduced to $575,000. For the avoidance of doubt, the total purchase price remains $1,500,000. The parties further agreed that out of the pre-paid amounts in connection with the Transaction, $100,000 will not be refundable to the Company if the Giga Purchase Agreement is terminated prior to the closing date, except to the extent such termination is the result of the Seller’s breach of the Giga Purchase Agreement, in which case all pre-paid amounts shall be refunded to the Company. As of December 31, 2024, the Giga Acquisition was not completed.

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

Competitive Advantages

 Gryphon believes its primary competitive advantage is its ability to identify market trends and move quickly and opportunistically. In 2024 and early 2025, the Company:

1)	entered into New Anchorage Loan;

2)	raised equity round in a registered direct offering;

3)	signed the Captus Agreement; and

4)	closed $16 million secured convertible debt offering to fund Captus Acquisition.

The Company will continue to evaluate market opportunities and move opportunistically.

Strategy

Mining

Traditionally, Gryphon has used a hosting strategy that allows the company to concentrate the deployment of its capital towards bitcoin mining activities as opposed to building its own datacenters. Gryphon has partnered with host providers that provide power for its bitcoin mining.

On December 1, 2024, the Company entered into a cohosting location agreement with Blockfusion, located in Niagara Falls, New York. The Company’s agreement with Blockfusion provides for direct cost pass through of electricity costs and other operating costs at this facility. Gryphon uses approximately 12MW of electricity at this site to host approximately 3,780 bitcoin mining machines.

Subsequent to December 31, 2024, on January 3, 2025, the Company entered into a cohosting location agreement with Mawson, located in Midland, Pennsylvania. The Company’s agreement with Mawson provides for direct cost pass through of electricity costs and other operating costs at this facility. Gryphon uses approximately 20MW of electricity at this site to host approximately 5,880 bitcoin mining machines.

As of December 31, 2024, Gryphon’s miner fleet is composed of 7,128 S19j Pro Antminers, 552 S19k Pro Antminers, 276 S21 Antminers and 878 S19j Pro + Antminers. The S19j Pro Antminers have a hashrate capacity of approximately 100 TH/s per miner and power consumption of approximately 3,050 watts per miner. The S19k Pro Antminers have a hashrate capacity of approximately 120 TH/s per miner and power consumption of approximately 2,760 watts per miner. The S21 Antminers have a hashrate capacity of 200 TH/s and power consumption of 3,500 watts per miner. The S19j Pro + Antminers have a hashrate capacity of 120 TH/s and power consumption of 3,355 watts per miner. The Company’s operations will continue to expand as it acquires additional miners to the extent that opportunities for such acquisitions arise.

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

Regardless of the pool’s success, the Company will receive consistent rewards based on the number of valid shares it contributes. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. The Company measures the bitcoin at fair value on the date earned using the average price (calculated by averaging the daily open price and the daily close price) quoted by its Principal Market at the date the Company completed the service of performing hash computations for the mining pool operator. There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of each 24 hour period (00:00:00 UTC and 23:59:59 UTC), there are no remaining performance obligations. By utilizing the average daily price of bitcoin on the date earned, the Company eliminates any differences that may arise due to the volatility in trading price between bitcoin and fiat currency during the period where the Company establishes and completes the contract. The consideration is all variable. There is no significant financing component in these transactions. Foundry charged Gryphon a fee of 0.43%, based on its deployed hashrate from April 19, 2023 to January 8, 2024. The fee then increased from 0.43% to 0.61%, based on its deployed hashrate from January 9, 2024 through December 31, 2024. Subsequent to December 31, 2024, on February 28, 2025, Gryphon was notified Foundry will be adjusting their pool fees effective on April 1, 2025 based on the contributed hashrate. Based on Gryphon’s contributed hashrate, the new fee Gryphon would be charged effective on April 1, 2025 would be 0.50%, a decrease of approximately 18%.

Gryphon contributes 100% of its Bitcoin hashing power to Foundry USA Pool. The total hashing power of Foundry USA Pool was approximately 32.5% of the global network hashrate (860.46 EH/s) contributed of all miners or approximately 274 EH/S (per https://hashrateindex.com/hashrate/pools), as of March 29, 2025, of which Gryphon provides approximately 0.3%. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the average daily quoted price of the related cryptocurrency in Gryphon’s principal market at the time of contract inception, which is deemed daily. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. After every 24-hour term, the mining pool transfers the cryptocurrency consideration to our designated cryptocurrency wallet. Gryphon has no knowledge of whether Foundry USA Pool maintains insurance for theft or loss and the risks associated with transferring crypto assets. See “Risk Factors - Incorrect or fraudulent cryptocurrency transactions may be irreversible” for details related to the risks associated with transferring crypto assets.

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

Gryphon’s traditional revenue model has been to mine and hold bitcoin, and then sell only the bitcoin that is necessary to pay its operating expenses and to reinvest in operational expansion. For the year ended December 31, 2024, the average holding period was 30 days. For the year ended December 31, 2023, the average holding period was 25 days. The bitcoin that is sold to pay operating expenses and to reinvest in operational expansion is sold within a 24 hour time frame of receipt. Gryphon converts mined bitcoin into fiat currency through BitGo Prime LLC (“BitGo Prime”), under the terms of the Electronic Trading Agreement entered into between BitGo Prime and Gryphon as of October 5, 2021. Under such agreement, BitGo Prime and Gryphon may purchase from and sell digital assets to each other, each for its own benefit and account. To facilitate such trading services, BitGo Prime may provide Gryphon online access to its proprietary electronic trading system, with access to and use of the trading system being subject to the terms and conditions of the Agreement. BitGo Prime charges Gryphon no fees for such conversion other than a nominal wire transfer fee associated with the wire of fiat currency to Gryphon’s account. Gryphon will also not pay any commissions and transaction, processing and other fees, including federal, state, and local taxes.

An affiliate of BitGo Prime, BitGo Trust Company Inc., (“BitGo Trust”) serves as the custodian for Gryphon’s digital currency holdings in consideration of nominal fees paid for custodial, transaction, and settlement services provided pursuant to the agreement between Gryphon and BitGo Trust. Gryphon’s CEO, President and CFO each hold Gryphon side private keys that are protected with two-factor authentication. Custodial side keys are held by BitGo Trust who verifies requests with two factor authentication and video reviews. Additionally, as custodian of Gryphon’s digital assets, BitGo Trust has implemented certain security measures with regard to Gryphon’s digital asset holdings. Any liquidation, conversion, or transfer of the digital assets held in custody by BitGo Trust requires authorizations by two Gryphon executives and requires 24 hours prior to the effectiveness of any such transaction. In addition, the digital assets held in custody by BitGo Trust are insured up to $100 million. There can be no assurances that these procedures will be effective, and Gryphon could suffer a loss of its bitcoin due to an adverse software or cybersecurity event. While Gryphon is confident in the security of its digital assets, Gryphon continues to evaluate additional protective measures. See “Risk Factors - Gryphon’s bitcoin may be subject to loss, theft or restriction on access” for Gryphon’s risks and challenges related to custody.”

Captus and AI HPC

Subsequent to December 31, 2024, on January 10, 2025, the Company entered into a definitive agreement to acquire the Captus Site, which, following the closing, the Company believes will enable a substantial expansion into AI and HPC data center infrastructure. Management believes the acquired asset has the potential to scale to 4 gigawatts (GW) of reliable, sustainable power generation capacity through gas to power generation and carbon sequestration on site. The closing of this agreement is expected to occur in or before April 2025.

The Captus Site is located in Pincher Creek, Alberta, approximately one hour outside of Calgary.

The Company believes that the site is an ideal location for the development of an HPC AI data center, with the following advantages:

●	Strategic Location: Industrial zoned 850 acres located in Southern Alberta. Close to existing infrastructure of power, gas supply, non-potable water, fiber, cooler climate and carbon capture on site.

.

●	Power Redundancy: Access to two ample supplies of natural gas.

●	Green Power on Site: Combination of saline aquifer plus depleted gas reservoir provides compelling sequestration of CO2.

●	Scalable to 4GW: Management believes that the Captus Site has compelling scalability with up to ~130MW by the end of 2026, followed by 200MW by YE 2029 and 100MW every 6 months following.

Moving forward, the Company intends to focus on the development of an AI HPC center at the Captus Site. The Company’s plan is to bring on power generation in phases, beginning in or before 2026. The Company’s full time workforce has increased as well, as the Captus Energy team has joined the Company and will be leading the development of the site.

Intellectual Property

Gryphon holds no patents, copyrights, trademarks, or licenses.

Employees and Advisors

Gryphon currently has three full-time employees, its Chief Executive Officer, Chief Financial Officer and Senior Vice President.

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

Multiple United States federal agencies and regulators have been active in rulemaking, issuing guidance and regulating various actors in the blockchain technology industry, including the CFTC, SEC, FINRA, OCC, CFPB, Financial Crimes Enforcement Network (“FinCEN”), OFAC, IRS, FDIC, and Federal Reserve. In March 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and in January 2023, the House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and its intention to develop a regulatory framework for the digital asset industry. In February 2023, Bipartisan leadership of the Senate Banking Committee announced a similar goal. Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to Gryphon’s businesses, or when they will be effective. As the regulatory and legal environment evolves, Gryphon may become subject to new laws, further regulation by the SEC, and other federal or state agencies, which may affect Gryphon’s bitcoin mining and other related activities. Certain state and local authorities have introduced and passed legislation that may affect Gryphon’s business and the business of bitcoin mining. New York enacted a 2-year ban on new cryptocurrency mining conducted at fossil fuel-burning plants in 2022. It is possible that other states may likewise create laws that specifically impact Gryphon’s business.

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

Item 1A. Risk Factors.

Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K and in our other public disclosures. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations of our future financial performance, and the trading price of our common stock could decline.

Risks Related to Our Business

Bitcoin price volatility may affect our ability to effectively manage our growth plans and profitability.

The market price of bitcoin is extremely volatile, and in fiscal 2024 the price range of bitcoin was between approximately $39,000 and $106,000. The cost to mine a bitcoin is independent of the then current price of bitcoin, so when bitcoin prices are low, the cost per coin to mine may consume much of our available cash, limiting our ability to invest in expansion, upgrade mining equipment and infrastructure or fund other strategic initiatives. Additionally, because our revenue is primarily derived from mining bitcoin, our profitability fluctuates in direct correlation with bitcoin price movements. A decrease in bitcoin’s price results in a corresponding decrease in the value of the bitcoin we mine, reducing our revenues and profitability on a dollar-for-dollar basis. Given the volatility of bitcoin prices, we are unable to accurately predict our future growth trajectory or reliably forecast our revenue and profitability for any given reporting period. Our ability to expand our operations depends on our assumptions regarding bitcoin’s future price. If those assumptions are incorrect, and bitcoin prices fail to reach or sustain levels high enough to justify our capital expenditures, we may be unable to generate sufficient revenue to maintain profitability or execute our growth strategy, which could materially and adversely impact our business, financial condition and results of operations.

Gryphon’s success depends upon the value of Bitcoin; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

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

Regulatory, commercial and technical uncertainties may influence bitcoin prices.

The market price of bitcoin is subject to numerous uncertainties, including evolving regulatory frameworks, commercial adoption trends and technical risks, any of which could negatively impact its value. Regulatory treatment of digital assets remains uncertain in various jurisdictions, and new regulations, enforcement actions, or interpretations by governmental authorities could diminish bitcoin’s appeal, restrict its use or otherwise depress its market price.

Beyond regulation, bitcoin’s price is influenced by factors such as:

●	public perception and media coverage of bitcoin and digital assets;

●	accessibility and convenience of purchasing, holding and transacting with bitcoin;

●	institutional demand for bitcoin as an asset class;

●	consumer adoption of bitcoin for everyday transactions; and

●	emergence of competing digital assets with potentially superior functionality, scalability or regulatory compliance.

Even if bitcoin adoption increases in the short term, there is no guarantee that this growth will be sustained. Since bitcoin exists solely as digital records on the Bitcoin blockchain, its value is also susceptible to technical risks, including:

●	a decrease in miner incentives due to declining block rewards and transaction fees;

●	security vulnerabilities, such as potential network attacks or software exploits;

●	forks or changes to the Bitcoin protocol that may split the network or cause instability; and

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective.

Additionally, bitcoin’s liquidity could be adversely affected if financial institutions, payment processors or market makers withdraw their support for bitcoin-related services due to regulatory pressure, reputational concerns or operational risks. If any of these risks materialize, they could negatively impact bitcoin’s market price, which, in turn, would adversely affect our business and financial condition.

Failure to increase our hashrate may reduce our competitiveness and negatively impact our financial performance.

Our ability to earn bitcoin rewards is directly proportional to our mining power, or hashrate, relative to the total hashrate of the Bitcoin network. As more miners enter the network and deploy more powerful mining equipment, the global hashrate increases, making it more difficult to successfully mine bitcoin. To remain competitive, we must continuously invest in expanding our hashrate by acquiring new, more efficient mining hardware. However, as demand for mining equipment grows, the cost of acquiring and deploying new miners increases, which could limit our ability to scale. If we are unable to access capital to acquire additional miners, our hashrate may stagnate and we may fall behind our competitors. If we fail to increase our hashrate at a pace that keeps up with network difficulty growth, our share of total bitcoin mining rewards will decline, reducing our revenue and negatively impacting our financial performance.

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

The adoption and long-term viability of digital asset networks is uncertain, and a decline in their growth or acceptance could negatively impact our business and the value of our stock.

Bitcoin and other digital assets are part of a new and rapidly evolving industry. The long-term growth and viability of digital assets depend on multiple factors, including:

●	continued global adoption and usage of bitcoin and other digital assets;

●	government regulations that impact digital asset transactions and network operations;

●	the development and maintenance of Bitcoin’s open-source software protocol;

●	shifting consumer demographics, preferences and payment habits;

●	the availability and popularity of alternative payment methods, including improved fiat currency solutions;

●	economic conditions and the regulatory environment for digital assets; and

●	regulatory scrutiny and associated compliance costs.

If bitcoin adoption stagnates or declines, demand for bitcoin could weaken, which could negatively affect our business. A prolonged lack of growth in bitcoin adoption could reduce market confidence, leading to lower trading volumes and diminished liquidity. Additionally, bitcoin’s price volatility undermines its role as a medium of exchange, as retailers are less likely to accept it as a form of payment. Marketplace acceptance of bitcoin as a medium of exchange and payment method may remain low. The relative lack of acceptance of bitcoin in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use bitcoin to pay for goods and services.

Further, as block rewards decrease, higher transaction fees may be required to incentivize miners, potentially reducing bitcoin adoption and value. In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. A decline in bitcoin transactions and adoption could reduce demand, negatively impacting bitcoin’s price and affecting the value of our bitcoin holdings.

Geopolitical and economic crises could lead to increased uncertainty, large-scale selloffs of digital assets and a decline in bitcoin’s value, negatively impacting our business and stock price.

Bitcoin is an alternative to fiat currencies that are backed by central governments, but its value is highly dependent on supply and demand. It is unclear how global geopolitical and economic crises will affect the adoption and valuation of digital assets. However, such crises may lead to large-scale acquisitions or sales of digital assets, causing significant price volatility. A large-scale selloff of bitcoin could decrease its value, directly affecting our business and the price of our common stock. Additionally, broader macroeconomic instability, inflation and regulatory uncertainty could impact our ability to conduct business efficiently and profitably. A significant decline in bitcoin’s value due to economic or geopolitical factors could negatively affect our financial condition.

We face risks related to technological obsolescence, vulnerability of the global supply chain for cryptocurrency hardware, potential trade restrictions and difficulty in obtaining new hardware, which may have a material adverse effect on our business.

Bitcoin mining hardware experiences wear and tear over time, requiring periodic repairs or replacement to maintain efficiency. Additionally, as mining technology evolves, we must invest in newer, more efficient mining equipment to remain competitive, which requires significant capital expenditures.

Further, we have faced complications related to the import of mining equipment in the past and may face such complications in the future. The global supply of miners is unpredictable and presently heavily dependent on manufacturers based in China. Geopolitical matters, including the relationship between the United States and other countries and trade restrictions and tariffs (or the threat of trade restrictions or tariffs), may impact our ability to import miners or other equipment necessary for our operations. Restrictions or bans on mining equipment from China, whether due to trade restrictions, national security concerns or geopolitical tensions, could disrupt our supply chain, increase equipment costs and delay our growth plans.

In addition, officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion detained or seized imported miners and other equipment necessary to the operation of our miners, which has resulted in significant costs to us. If our imported mining equipment is detained or seized in the future, we may not be able to obtain adequate replacement parts for our existing miners and other equipment or obtain additional miners and other equipment from manufacturers on a timely basis or at all, which could have a material adverse effect on our results of operations and financial condition.

Bitcoin network forks, where the blockchain splits into two separate networks, could cause disruptions and negatively impact our business.

Since the Bitcoin network is an open-source project, any individual can download the Bitcoin network software and make any desired modifications, which are proposed to users and miners on the Bitcoin network through software downloads and upgrades and typically posted to the Bitcoin development forum on GitHub.com. A substantial majority of miners and Bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes. Otherwise, the changes do not become a part of the Bitcoin network.

Since the Bitcoin network’s inception, changes to the network have been accepted by the vast majority of users and miners, ensuring that the network remains a coherent economic system. However, a developer or group of developers could propose a modification to the Bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin network. In such a case, and if the modification is material or not compatible with the prior version of Bitcoin network software, a fork in the blockchain could develop and two separate Bitcoin networks could result with one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network).

Historically, the Bitcoin community has worked to merge forked blockchains, but a prolonged or unresolved split could create confusion, disrupt the network and affect bitcoin’s stability. A fork could decrease confidence in bitcoin, negatively impacting its price and, in turn, our business and stock value.

A 51% attack on the Bitcoin network could undermine security and market confidence.

The security of the Bitcoin network relies on its decentralized nature, which makes it difficult for any single entity to control a majority of the network’s mining power. However, if a malicious actor or coordinated group were to gain control of more than 50% of the total hashrate, a scenario known as a “51% attack,” they could theoretically manipulate the network by:

●	reversing previously confirmed transactions, enabling double-spending of bitcoin;

●	preventing new transactions from being confirmed, effectively halting the network; and

●	excluding or modifying transactions, undermining the trustworthiness of the blockchain.

A 51% attack could occur through several mechanisms, including large-scale mining operations, through which a single entity invests in expansive mining facilities with enough computing power to control the majority of the network; mining pool dominance, in which mining pool becomes so large that it collectively controls more than 50% of the network’s hashrate; or botnet-based attacks, in which botnets (volunteers or hacked collections of computers controlled by networked software coordinating the actions of the computers) are used to hijack computing resources and direct them toward mining, effectively amassing enough power to launch an attack.

If a 51% attack were successfully executed, it could lead to a loss of confidence in bitcoin’s security and reliability, causing its price to drop significantly. Such an event could also prompt regulatory restrictions on cryptocurrency mining and trading, further exacerbating the negative impact on our business.

Even if a 51% attack does not occur, the mere perception that such an attack is possible could damage bitcoin’s credibility and discourage institutional adoption. Given our dependence on bitcoin mining, any loss of trust in the security of the Bitcoin network could materially and adversely affect our business, financial condition and results of operations.

Noise generated by our mining operations poses regulatory, legal, operational and reputational risks.

Our mining operations involve the use of a large number of high-powered miners and cooling systems that generate substantial noise. This noise poses risks to our business, including community complaints, reputational damage, litigation risk, regulatory risk, operational constraints, increased costs and opposition to expansion. These risks could lead to fines or penalties imposed by local governments, requirements to implement costly noise mitigation measures, restrictions on our operating hours, reduction of scale of our operations, stricter noise controls regulations on our operations, potential shutdown of data centers that cannot meet local noise regulations, damages resulting from lawsuits and difficulty obtaining necessary permits and approvals for expanding existing data centers or establishing new site operations. These risks may negatively affect our financial condition and results of operations.

We may experience liquidity constraints and need additional capital, which may not be available to us on favorable terms, or at all.

Liquidity risk is the possibility that we will be unable to meet our financial obligations as they come due. We will need to raise additional capital to expand our operations, pursue our growth strategy in AI and HPC and respond to competitive pressures or unanticipated working capital requirements. We may seek but fail to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. Raising capital through equity financing could dilute existing stockholders and reduce the value of their investment. Debt financing, on the other hand, could impose restrictive terms, prioritize creditors over stockholders or require us to maintain liquidity levels or financial ratios that may not align with our business needs or be in the best interest of our stockholders.

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

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the new U.S. presidential administration may directly affect us and the global economy.

Changes in U.S. political leadership and economic policies may create uncertainty that materially affects our business and financial performance. Shifts in legal, regulatory, and trade policies, particularly under a new presidential administration, could disrupt our operations and long-term strategy.

For example, if the U.S. government establishes a strategic bitcoin reserve, large-scale purchases could create price volatility or artificial price suppression, making our mining operations less profitable. Conversely, slow or no action in creating such a reserve could limit institutional adoption and negatively impact bitcoin’s value, which could also harm our financial condition. Additionally, increased government influence over the Bitcoin network could affect mining difficulty, transaction processing, and other technical aspects, further impacting our business.

We also face risks from trade policy changes, including tariffs and restrictions on imports of mining equipment. The current administration has imposed, and may continue to impose, tariffs on imports from key manufacturing regions, increasing costs and disrupting supply chains.

The scope and timing of potential policy changes remain uncertain, making it difficult to plan for or mitigate these risks. Any such changes could materially and adversely affect our business, financial condition, and results of operations.

We have engaged in, and may continue to engage in, strategic acquisitions and other transactions that could disrupt our business, dilute our stockholders, strain our financial resources and harm our operating results.

As part of our growth strategy, we have pursued strategic transactions, including the Captus Acquisition, miners and data centers. In the future, we may seek additional opportunities to expand our mining operations, including purchasing energy assets, HPC and AI assets, miners, data centers and other facilities, potentially from companies in financial distress. Our ability to grow through acquisitions depends on several factors, including the availability of suitable opportunities at acceptable costs, our ability to compete effectively to attract those opportunities and access to financing.

Acquisitions may require us to issue common stock, thereby diluting existing stockholders, or take on liabilities from acquired businesses. They may also result in recording goodwill and intangible assets that require regular impairment testing, which could lead to periodic write-downs. Additionally, acquisitions often involve significant costs, including integration expenses, restructuring charges and potential litigation risks.

Even when successful, acquisitions and expansions may take considerable time to deliver anticipated benefits, if at all. Integrating new businesses, technologies, and personnel can be complex and may divert management’s attention from daily operations. We may also face liabilities related to a target company’s past operations. Entering new markets where we have little experience could pose additional challenges, particularly if competitors have stronger market positions. Furthermore, we may struggle to generate sufficient revenue to justify acquisition costs, and the integration process could disrupt relationships with employees, suppliers and other stakeholders.

Further, we may not be able to pursue our current acquisition strategy in the future. Beyond energy assets, HPC and AI assets, bitcoin mining and related acquisitions, we have explored, and may continue to explore, opportunities in adjacent or complementary businesses as market conditions allow. These ventures may carry similar risks, including operational and financial challenges, and there is no guarantee they will provide the expected benefits in a timely manner, if at all.

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

The lack of legal recourse and insurance for our digital assets increases the risk of total loss in the event of theft or destruction.

Our digital assets are not insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

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

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof-of-work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 bitcoin currency rewards per block. This was cut in half to 25 on November 28, 2012 at block 210,000, and then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for Bitcoin happened on April 19, 2024, and the reward reduced to 3.125. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected around 2140.

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

Gryphon was formed in October 2020 and has a limited history upon which an evaluation of Gryphon’s performance and future prospects can be made. Gryphon began mining operations in September 2021, and had no previous existing operations. Gryphon’s current and proposed operations are subject to all of the business risks associated with new enterprises. These include likely fluctuations in operating results as Gryphon reacts to developments in its market, manages its growth and operations, and responds to the entry of competitors into the market. Further, there is no assurance that Gryphon can successfully execute its business plan. Gryphon has had limited revenues generated since its bitcoin miners became operational in September 2021, and consequently recorded losses in 2024, 2023, 2021 and 2020. Gryphon generated minimal profits in 2022 and may not be able to sustain profitability in the future.

Gryphon may be unable to access sufficient additional capital to fund its operations or for future strategic growth initiatives.

Gryphon’s purchase of miners is a capital intensive, and Gryphon anticipates that future strategic growth initiatives will likewise be capital-intensive. Gryphon expects to raise additional capital to fund its operations and future strategic growth initiatives. If Gryphon raises additional capital through public or private equity offerings, the ownership interest of Gryphon’s existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect Gryphon’s stockholders’ rights. If Gryphon raises additional capital through debt financing, Gryphon may be subject to covenants limiting or restricting Gryphon’s ability to take specific actions, such as incurring additional debt or liens, making capital expenditures or declaring dividends. Further, Gryphon may be unable to raise capital in a timely manner, in sufficient quantities, or on terms acceptable to Gryphon, if at all. If Gryphon is unable to raise the additional capital needed to fund its operations or execute future strategic growth initiatives, Gryphon may be less competitive in its industry and its results of operations and financial condition may suffer. The value of its securities may also be materially and adversely affected.

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

Gryphon may incur additional losses from operations and negative cash outflows from operations in the foreseeable future. In the event Gryphon does incur losses, it may need to raise debt or equity financing to finance its operations until operations are cashflow positive. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time and will depend on several factors, including the market price for the underlying commodity mined by Gryphon, the potential cost of funding Captus Energy and its ability to procure equipment and operate profitably. Gryphon’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

Gryphon’s loss of any of its management or advisory team, its inability to execute an effective succession plan, or its inability to attract and retain qualified personnel, could adversely affect Gryphon’s business.

Gryphon’s success and future growth will depend to a significant degree on the skills and services of its management and advisors, including Steve Gutterman, Gryphon’s Chief Executive Officer and Sim Salzman, Gryphon’s Chief Financial Officer. Gryphon will need to continue to grow its management in order to alleviate pressure on its existing team and in order to continue to develop its business. If Gryphon’s management, including any new hires that Gryphon may make, fail to work together effectively and to execute Gryphon’s plans and strategies on a timely basis, Gryphon’s business could be harmed. Furthermore, if Gryphon fails to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt its business.

The loss of key members of management or advisory team could inhibit Gryphon’s growth prospects. Gryphon’s future success also depends in large part on its ability to attract, retain and motivate key management and operating personnel. As Gryphon continues to develop and expand its operations and pursue new strategies, it may require personnel with different skills and experiences, and who have sound understandings of Gryphon’s business and both the Bitcoin network industry and the AI and HPC industry. The market for highly qualified personnel in these industries is very competitive, and Gryphon may be unable to attract such personnel. If Gryphon is unable to attract such personnel, its business could be harmed.

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

If Gryphon is unable to secure and maintain its power supply at prices or on terms acceptable to it, a material adverse effect on Gryphon’s business, prospects, financial condition, and operating results would occur.

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

Gryphon relies on its hosting arrangements with Blockfusion and Mawson, to provide mining data centers and host its mining equipment. If these mining data centers fail to perform their obligations under their agreements with Gryphon, Gryphon may be forced to look for alternative mining data centers to host its mining equipment, which may not be available on favorable terms or at all. Additionally, if the mining data centers shut down or cannot accommodate additional miners as Gryphon expands its fleet, Gryphon may be forced to look for alternative centers.

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

Significant competition for suitable mining data centers is expected to continue, and other government regulators, including local permitting officials, may potentially restrict the ability of potential mining data centers to begin or continue operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations. While Gryphon is not aware of the existence of any such restrictions in New York and Pennsylvania, the jurisdictions   in which the mining data centers that Gryphon is currently maintaining its machines at are located, new ordinances and other regulations at the federal, state and local levels can be introduced at any time and can be triggered by certain adverse weather conditions or natural disasters, among other reasons.

The mining data centers at which Gryphon maintains its mining equipment may experience damages, including damages that are not covered by insurance.

Gryphon maintains its mining equipment at mining data centers in New York and Pennsylvania. The mining data centers at which Gryphon maintains its mining equipment, and any future mining data centers at which Gryphon maintains its mining equipment will be, subject to a variety of risks relating to physical condition and operation, including:

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

For example, the mining data centers at which Gryphon maintains its mining equipment could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the facilities where Gryphon’s mining equipment is located. The security and other measures Gryphon takes to protect against these risks may not be sufficient. Any property insurance Gryphon obtained in the future may not be adequate to cover the losses Gryphon suffers as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mining data centers at which Gryphon maintains its mining equipment, such mining data centers may not be adequately repaired in a timely manner or at all and Gryphon may lose some or all of the future revenues anticipated to be derived from Gryphon’s equipment located at such mining data centers. Additionally, Gryphon is exposed to regulatory risk in New York and Pennsylvania  . The recent regulatory changes in New York have not impacted Gryphon’s operations due the scope of the changes being limited to carbon-based electricity. However, Gryphon is acutely aware that further regulatory changes could impact its ability to operate in the state and is prepared to shift its operations to alternative jurisdictions should it be required. Such a shift could be costly, which could have a material adverse effect on Gryphon’s business, financial condition and results of operations.

Gryphon may not be able to compete with other companies, some of whom have greater resources and experience.

Gryphon may not be able to compete successfully against present or future competitors. Gryphon does not have the resources to compete with larger providers of similar services at this time. The AI, HPC and Bitcoin industries have attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than Gryphon does. With the limited resources Gryphon has available, Gryphon may experience great difficulties in establishing itself in the AI and HPC industries and expanding and improving its network of computers to remain competitive. Competition from existing and future competitors, particularly those that have access to competitively-priced energy, could result in Gryphon’s inability to secure acquisitions and partnerships that Gryphon may need to expand Gryphon’s business in the future. This competition from other entities with greater resources, experience and reputations may result in Gryphon’s failure to maintain or expand its business, as Gryphon may never be able to successfully execute its business plan. If Gryphon is unable to expand and remain competitive, its business could be negatively affected.

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

Competitive conditions within the AI, HPC and Bitcoin industries require that Gryphon use sophisticated technology in the operation of Gryphon’s business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies Gryphon currently utilizes, and Gryphon may have to manage transitions to these new technologies to remain competitive. Gryphon may not be successful, generally or relative to Gryphon’s competitors in the AI, HPC and Bitcoin industries, in timely implementing new technology into Gryphon’s systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into Gryphon’s operations, Gryphon may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that Gryphon will recognize, in a timely manner or at all, the benefits that Gryphon may expect as a result of implementing new technology into its operations. As a result, Gryphon’s business and operations may suffer.

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

The physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for AI, HPC, Bitcoin and other cryptocurrencies, and other operating costs. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on Gryphon’s operations, or if Gryphon’s operations are disrupted due to physical impacts of climate change, Gryphon’s business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Terminations of agreements with hosting partners may materially our operations, financial condition, and results of operations.

On October 31, 2024, we terminated our hosting agreement with Coinmint, with effect on January 1, 2025. On December 1, 2024, we entered into the Blockfusion Agreement with Blockfusion for hosting 3,780 of our bitcoin miners at Blockfusion’s facility in Niagara Falls, New York. The Blockfusion Agreement has a term of twelve months and automatically renews for subsequent one-month terms until terminated on thirty days’ notice. Additionally, on January 3, 2025, we entered into the Mawson Agreement with Mawson for hosting the remaining 635 of our bitcoin miners at Mawson’s facility in Midland, Pennsylvania, with the right to host up to 5,880 miners. The Mawson Agreement has an initial term of one year and may be terminated on sixty days’ notice.

The termination of agreements with hosting partners exposes us to numerous risks, including the potential for a decline in our market position, reduced operational efficiency, and the likelihood of increased operational costs if we are required to secure emergency or short-term hosting solutions at unfavorable terms. In addition, we may need to devote significant resources to identify and secure a new hosting arrangement. There can be no assurance that we will find a suitable or economically viable replacement in a timely manner, if at all, in the event of a termination.

Restrictive covenants in the New Loan Agreement and Notes may limit our operating flexibility and ability to engage in certain transactions that may be in our long-term best interest.

The New Loan Agreement and the Notes contain certain covenants that limit Gryphon’s ability to engage in certain transactions that may be in Gryphon’s long-term best interest. Subject to certain limited exceptions, these covenants do or may limit Gryphon’s ability to or prohibit Gryphon from permitting any of its subsidiaries to, as applicable, among other things:

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

While Gryphon has not previously breached and is currently in compliance with the covenants contained in the New Loan Agreement and Notes, Gryphon may breach these covenants in the future. Gryphon’s ability to comply with these covenants may be affected by events and factors beyond its control. In the event that Gryphon breaches one or more covenants, Anchorage or the holders of the Notes, as applicable, may choose to declare an event of default and require that Gryphon immediately repay all amounts outstanding under the New Loan Agreement or the Notes, as applicable, and terminate any commitment to extend further credit and foreclose on collateral. The occurrence of any of these events could have a material adverse effect on Gryphon’s business, financial condition and results of operations.

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

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the crypto economy. The collapse of TerraUSD and Luna and the bankruptcy filings of FTX and its subsidiaries, Three Arrows, Celsius, Voyager, Genesis and BlockFi have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The U.S. regulatory regime - namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (“FDIC”), and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including Bitcoin and digital asset markets. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the crypto economy generally, and crypto asset platforms in particular. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. The failures of risk management and other control functions at other companies that played a role in these events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the crypto economy.

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

Current and future legislation and SEC-rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin or other cryptocurrencies are viewed or treated for classification and clearing purposes. In particular, Bitcoin and other cryptocurrencies may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions unless another exemption is available, including transacting in bitcoin or cryptocurrency among owners and require registration of trading platforms as “exchanges.”

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

Increased scrutiny and changing expectations from stockholders with respect to our environmental, social and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Conversely, so-called “anti-ESG” and “anti-DEI” sentiment has also gained momentum across the United States, with several state and federal authorities having enacted or proposed “anti-ESG” policies or legislation, issued executive orders and legal opinions and engaged in related investigations and litigation. If our policies or practices are viewed as being in contradiction of such “anti-ESG” or “anti-DEI” policies, legislation executive orders or legal opinions, our reputation may be harmed and our business or financial condition may be adversely affected.

The SEC adopted a rule that requires climate disclosures in periodic and other filings with the SEC covering fiscal years beginning in 2025, which rule has been stayed pending the completion of a judicial review. To comply with this SEC rule, if the rule goes into effect in its current form, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supplies of energy, and demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

 Targeted energy regulations and taxes could increase our costs and adversely affect our business.

Bitcoin mining requires significant energy consumption, and our operations could be negatively impacted by government regulations or taxes specifically targeting energy usage in digital asset mining. Federal, state or local authorities may impose restrictions on energy consumption, mandate the use of renewable energy sources or implement higher electricity rates for mining operations, increasing our operating costs. Additionally, governments may introduce taxes on energy usage or carbon emissions that disproportionately affect bitcoin miners, further reducing our profitability. If regulatory or tax burdens make mining economically unviable in certain jurisdictions, we may be forced to relocate operations, secure alternative power sources at higher costs or scale back our mining activities, all of which could materially and adversely affect our business, financial condition, and results of operations.

Gryphon’s management and compliance personnel have limited experience handling a listed cryptocurrency mining-related services company.

Gryphon’s management and compliance personnel have limited experience in handling regulatory and compliance matters relating to a listed cryptocurrency mining-related services company. Gryphon’s key compliance documents and compliance programs, such as AML and KYC procedures, also have a recent history only. Gryphon believes that its measures designed to limit its counterparty risks are appropriate. While Gryphon has been devoting a substantial amount of time and resources to various compliance initiatives and risk management measures, including but not limited to, developing a dedicated internal compliance function, Gryphon cannot assure you the practical application and effectiveness of its compliance program and risk management measures, nor that there will not be a failure in detecting regulatory compliance issues or managing risk exposure, which may adversely affect its reputation, business, financial condition and results of operations

Risks Related to Pending Acquisitions

If completed, the Captus Acquisition may not achieve its intended results and may result in us assuming unanticipated liabilities.

We entered into the Captus Agreement with the expectation that the Captus Acquisition would result in various benefits and growth opportunities. Achieving the anticipated benefits of the transaction is subject to a large number of risks and uncertainties, including our ability to raise the substantial capital required to begin operations at the site and risks related to construction, contracting, insurance, management, community, environmental, operations, foreign relations and others highlighted in this Risk Factors section.   . Additionally, the success of the Captus Acquisition depends on, among other things, the accuracy of our assessment of the assets associated with the acquired properties, operating costs and various other factors. These assessments are necessarily inexact. As a result, we may not recover the purchase price for the acquisition or recognize an acceptable return on sales.

The transactions contemplated by the Captus Agreement are subject to conditions that may not be satisfied on a timely basis or at all. Failure to complete the transactions contemplated by the Captus Agreement could have material and adverse effects on us.

Completion of the Captus Acquisition is subject to a number of conditions, including the accuracy of the parties’ representations in the Captus Agreement and the receipt of certain governmental approvals. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the completion of the Captus Acquisition uncertain. In addition, the Captus Agreement contains certain termination rights for both the Vendors and us, which if exercised will also result in the Captus Acquisition not being consummated. Furthermore, the governmental authorities from which regulatory approvals are required may impose conditions on the completion of the Captus Acquisition or require changes to the terms of the acquisition or the Captus Agreement.

If the transactions contemplated by the Captus Agreement are not completed, our business may be adversely affected and, without realizing any of the benefits of having completed the Captus Acquisition, we will be required to pay our costs relating to the Captus Acquisition, such as legal, accounting, and financial advisory fees. In addition, time and resources committed by our management to matters relating to the Captus Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and the market price of our common stock could be impacted to the extent that the current market price reflects a market assumption that the Captus Acquisition will be completed.

We will be subject to business uncertainties while the Captus Acquisition is pending, which could adversely affect our business.

It is possible that certain persons with whom we have a business relationship may delay certain business decisions relating to us, or seek to terminate, change or renegotiate their relationships with us, in connection with the pendency of the Captus Acquisition. This could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Captus Acquisition is completed.

We expect to incur significant transaction costs in connection with the Captus Acquisition.

We expect to incur a number of non-recurring costs associated with negotiating and completing the Captus Acquisition. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Captus Acquisition is completed. A substantial majority of our non-recurring expenses will consist of transaction costs related to the Captus Acquisition and include, among others, fees paid to financial, legal, accounting and other advisors. We will continue to assess the magnitude of these costs, and we may incur additional unanticipated costs. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Captus Acquisition is not completed, could have an adverse effect on our financial condition and operating results.

Risks Related to Gryphon’s Securities

Our stock price is volatile and subject to significant fluctuations.

The market price of our common stock is highly volatile and may fluctuate widely due to factors beyond our control, including:

●	changes in our industry, particularly those affecting bitcoin and other digital assets;

●	variability in bitcoin pricing;

●	competitive pricing pressures;

●	our ability to obtain working capital financing, including the closing of the Captus Acquisition;

●	additions or departures of key personnel;

●	sales of our common stock;

●	our ability to execute our business plan effectively;

●	operating results that fall below expectations;

●	loss of strategic relationships;

●	regulatory developments; and

●	broader economic and external factors.

Additionally, securities markets have historically experienced substantial price and volume fluctuations unrelated to specific companies’ performance. Such market fluctuations could materially and adversely affect the market price of our common stock.

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

Gryphon’s operating results will be subject to annual and quarterly fluctuations. Gryphon’s net income and other operating results will be affected by numerous factors, including:

●	Gryphon’s execution of any additional collaboration or similar arrangements, and the timing of payments Gryphon may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

●	additions and departures of key personnel;

●	strategic decisions by Gryphon or its competitors, such as acquisitions, including the Captus Acquisition, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy; and

●	changes in general market and economic conditions.

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

As of March 31, 2025, Gryphon’s executive officers, directors and greater than 5% stockholders owned, in the aggregate, approximately 25.11% of the combined company’s outstanding common stock (assuming no exercise of outstanding warrants). As a result, such persons acting together, have the ability to control or significantly influence all matters submitted to Gryphon’s board of directors or stockholders for approval, including the appointment of Gryphon’s management, the election and removal of directors and approval of any significant transaction, as well as Gryphon’s management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving Gryphon, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of Gryphon’s business, even if such a transaction would benefit other stockholders.

Current or future litigation may harm our financial condition or results of operations.

As described in the section entitled “Gryphon’s Business - Legal Proceedings” in this Report, Gryphon is engaged in litigation, and such proceedings may be uncertain, and adverse rulings could occur, resulting in significant liabilities, penalties or damages. Such current or future substantial legal liabilities or regulatory actions could have a material adverse effect on our business, financial condition, cash flows and reputation.

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

The issuance of shares of our common stock pursuant to the New Loan Agreement, Notes and Advisory Agreement may result in significant dilution to our stockholders.

In addition to the Note Warrants, the Notes are convertible into shares of Common Stock at a price of $0.21 per share, subject to adjustments. Under the Advisory Agreement, in addition to the Advisory Warrants, within ten days of the closing of the Captus Acquisition, we will be required to issue the Advisor six million shares of Common Stock, Finally, in addition to the Anchorage Warrants, the New Loan Agreement includes a conversion provision whereby Anchorage may convert half of the outstanding principal at a price of $1.10 per share of Common Stock and the remaining half at a price of $1.50 per share of Common Stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of the common stock and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

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

As of March 31, 2025, Gryphon had outstanding a total of approximately 69,346,005 shares of common stock. Of these shares, approximately 51.3 million shares of common stock are freely tradable, without restriction, in the public market, unless they are purchased by one of Gryphon’s affiliates.

Sales of these shares, or perceptions that they will be sold, could cause the trading price of Gryphon’s common stock to decline.

Future sales and issuances of Gryphon’s common stock or rights to purchase common stock, including in connection with pending acquisitions or pursuant to Gryphon’s equity incentive plan, could result in dilution of the percentage ownership of its stockholders and could cause Gryphon’s stock price to fall.

Additional capital will be needed in the future to continue Gryphon’s planned operations, entry into the AI and HPC industries and to pursue pending acquisitions. To the extent Gryphon raises additional capital by issuing equity securities, its stockholders may experience substantial dilution. Gryphon may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner it determines from time to time. If Gryphon sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to Gryphon’s existing stockholders, and new investors could gain rights superior to existing stockholders.

Pursuant to the 2024 Omnibus Incentive Plan (the “2024 Plan”), Gryphon’s board of directors is authorized to grant stock options and other equity-based awards to its employees, directors and consultants, which equity-based awards would also cause dilution to its stockholders. The number of shares of Gryphon’s common stock reserved for issuance under the 2024 Plan was originally set at 15% of the total number of the shares of common stock outstanding at the closing of the Merger, or 5,810,033 shares of common stock. If the board of directors of Gryphon elects to increase the number of shares available for future grant by the maximum amount each year, stockholders may experience additional dilution, which could cause Gryphon’s stock price to fall.

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

Gryphon has never declared or paid any cash dividend on Gryphon’s common stock. The expectation is that Gryphon will retain future earnings for the development, operation and expansion of Gryphon’s business and Gryphon does not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the New Loan Agreement with Anchorage prohibits Gryphon from declaring or paying any cash dividends without Anchorage’s prior written consent, and the terms of any future debt agreements may preclude Gryphon from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of Gryphon’s common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility to maintain the listing of our Common Stock on Nasdaq depends on a number of factors, including the price of our Common Stock and the number of persons that hold our Common Stock. If Nasdaq delists our securities from trading on its exchange for failure to meet its listing standards, such as the corporate governance requirements or the minimum closing bid price requirement, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

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

On September 5, 2024, we received written notice from Nasdaq indicating that the bid price for our common stock for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, we are not in compliance with the $1.00 minimum bid price requirement for the continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until March 4, 2025, to regain compliance with the minimum bid price requirement. The Company was provided with an initial compliance period of 180 calendar days, or until March 4, 2025, to regain compliance with the Minimum Bid Price Rule. The Company did not regain compliance with the Minimum Bid Price Rule during the allotted time period. Accordingly, on March 5, 2025, the Company received a staff delist determination letter from the Nasdaq Listing Qualifications Department, as a result of its failure to regain compliance with the Minimum Bid Price Rule. The Company was not automatically eligible for a second 180-day compliance period because it did not meet the initial listing requirement of $5.0 million of stockholders’ equity, or other listing alternatives, for Nasdaq Capital Market as set forth under Nasdaq Listing Rule 5505(b)(1).

On September 13, 2024, we received another notice from Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5550(b)(2) as a result of our Market Value of Listed Securities (the “MVLS”) falling below the minimum of $35 million required for continued listing on Nasdaq (the “MVLS Requirement”) from July 31, 2024 to September 12, 2024. The Company was provided with an initial compliance period of 180 calendar days, or until March 12, 2025, to regain compliance with the MVLS Requirement. The Company did not regain compliance with the MVLS Requirement during the allotted time period. Accordingly, on March 13, 2025, the Company received a letter from the Nasdaq Listing Qualifications Department, as a result of its failure to regain compliance with the Minimum Bid Price Rule, that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

The Company intends to timely request a hearing before a Nasdaq Hearings Panel (the “Panel”). This hearing request will stay Nasdaq’s delisting of the Company’s common stock pending the Panel’s decision and any extension provided by the Panel. The Company intends to present its plan of compliance and will seek approval for an extension to execute and demonstrate compliance. The Company has retained Donohoe Advisory Associates LLC to assist the Company in its preparation for the hearing and developing its compliance plan. However, there can be no assurance that we will be able to regain compliance.

Uncertainty in accounting standards for bitcoin and other cryptocurrencies may lead to financial restatements and business disruptions.

Limited precedent exists for the financial accounting of bitcoin and other cryptocurrency assets. Future changes in regulatory or accounting standards could require us to alter our accounting practices and restate financial statements, potentially affecting how we account for newly mined cryptocurrency rewards. Such changes could materially and adversely impact our business, financial condition, and operating results. A restatement may also raise concerns about our ability to continue as a going concern, negatively affecting investor confidence and the value of cryptocurrencies we hold or acquire.

Gryphon’s management is required to devote a substantial amount of time to comply with public company regulations.

As a public company, Gryphon incurs significant legal, accounting and other expenses that Gryphon did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and Nasdaq, impose various requirements on public companies, including those related to corporate governance practices. Gryphon’s management and other personnel will need to devote a substantial amount of time to these requirements. Certain members of Gryphon’s management do not have significant experience in addressing these requirements. Moreover, these rules and regulations increase Gryphon’s legal and financial compliance costs and will make some activities more time-consuming and costly.

Among other things, Gryphon’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Gryphon’s compliance with these requirements requires that it incur substantial accounting and related expenses and expend significant management efforts. Gryphon will need to hire additional accounting and financial staff to comply with public company regulations. The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to Gryphon.

Moreover, if Gryphon identifies deficiencies in its internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of Gryphon’s financial reports, the market price of Gryphon’s common stock could decline and Gryphon could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. As of December 31, 2024, we and our independent registered public accounting firm identified two material weaknesses, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2024, we identified the material weakness related to failure to ensure that (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure. We are in the process of developing a more comprehensive risk assessment process to identify emerging risks while working with outside counsel and third-party vendors. We have implemented dual authorization controls for high-value transactions. We are in the process of developing additional policies and procedures for key processes while hiring additional full time employees to mitigate any segregation of duties risks for critical functions. Measures that we implement may not fully address the material weakness in our internal control over financial reporting and we may not be able to conclude that the material weakness has been fully remedied.

Item 1B. Unresolved Staff Comments.

None noted.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated the oversight of cybersecurity and other information technology risks to the Board’s Audit Committee as well as hiring a third party vendor that specializes in cybersecurity to oversee and provide an assessment on the Company’s IT controls. The Audit Committee meets at least quarterly to discuss matters involving cybersecurity risks.

The Audit Committee ultimately provides information to our board members regarding its activities, including those related to cybersecurity risks. The Audit Committee also receives a briefing and continuing education from a member of the third party vendor relating to our cyber risk management program at least annually. The third party vendor is responsible for notifying the Audit Committee of material cybersecurity incidents.

Cybersecurity Incidents

In 2023, a threat actor representing to be the Sphere 3D Corp. (“Sphere 3D”) CFO inserted themselves into an email exchange between the Sphere 3D CFO and the Company’s former CEO, which also included Sphere 3D’s CEO, regarding the transfer of Sphere 3D’s BTC from the Company’s wallet to Sphere 3D’s wallet. The threat actor requested that the BTC be transferred to an alternate wallet. As a result, 26 BTC, with a value of approximately $560,000 at the time, was transferred to a wallet controlled by the threat actor. Via counsel, Gryphon engaged with US Federal law enforcement to recover the BTC. Despite these attempts by law enforcement to recover the BTC, recovery was not possible. Gryphon subsequently wired the commensurate amount in USD to Sphere 3D to make them whole for the stolen BTC. Gryphon also engaged a nationally recognized third-party firm to perform a forensic analysis. The analysis revealed that the threat actor did not enter the email exchange via Gryphon’s IT systems. The Company has also subsequently modified its control systems to protect against any future attempted incursions. During the quarter ended June 30, 2023, the Company made a payment to Sphere 3D for $560,000, which was classified as a general and administrative expense on Gryphon’s consolidated statement of operations.

Item 2. Properties.

The principal executive offices of Gryphon are located at 1180 N. Town Center Drive, Suite 100, Las Vegas, NV 89144, and its telephone number is (702) 945-2700. We consider our current office space adequate for our current operations.

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

On October 6, 2023, Sphere 3D delivered a purported termination notice to Gryphon (the “Sphere 3D MSA Termination”) regarding the Master Service Agreement (“MSA”) previously entered by the parties on August 19, 2021, and subsequently amended on December 29, 2021, largely on the basis of the deficient allegations made by Sphere 3D in the Sphere 3D Litigation. On January 17, 2024, Gryphon filed an amended answer with fourth amended counterclaims to Sphere 3D’s second amended complaint, in which, among other things, Gryphon alleged that Sphere 3D’s attempted termination of the Sphere MSA was wrongful and ineffective because it violated the express terms of the MSA. Gryphon is also seeking relief based on Sphere’s repeated breaches of the exclusivity terms of the MSA. Gryphon intends to continue to vigorously defend against the Sphere 3D Litigation, which it believes is without merit, and to aggressively pursue its counterclaims against Sphere 3D for Sphere 3D’s repeated violations of the MSA.

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

Subsequent to December 31, 2024, on March 7, 2025, Gryphon and Sphere 3D entered into a settlement and release agreement on mutually acceptable terms. The Settlement Agreement fully resolved all pending litigation between Gryphon and Sphere, and each party fully released the other party from any known or unknown and unsuspected claims. The Settlement Agreement further provided that each party will bear its own costs in connection with the litigation.

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

On October 21, 2024, the Company received notice that both it and Ivy Crypto, Inc., a wholly owned direct subsidiary of the Company, have been named as defendants in a complaint filed by Mr. Chang in the Ontario Superior Court of Justice in Canada, alleging wrongful termination. The Company intends to defend this matter vigorously.

On October 22, 2024, the Board created a special committee to oversee the Company’s handling of the claim made by Mr. Chang, made up of Steve Gutterman, Jimmy Vaiopoulos, Dan Tolhurst and Jessica Billingsley. The Company and Ivy Crypto, Inc. have served their Statement of Defense and the parties have agreed to proceed with a mediation of the dispute to be held on May 5, 2025. The potential outcome cannot be determined at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are traded on the Nasdaq under the symbol “GRYP.”

(b) Holders

On March 31, 2025, there were 285 holders of record of shares of our common stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,929,739	-	533,203
Equity compensation plans not approved by security holders	-	-	-
Total	4,929,739	-	533,203

(e) Recent Sales of Unregistered Securities

There are no transactions that have not been previously disclosed in a Current Report on Form 8-K.

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

Business Overview

Founded in October 2020, Gryphon has traditionally been a bitcoin mining company based in Las Vegas, Nevada. Gryphon launched its mining operations in September 2021 upon the receipt of the first of 12 batches of 600 Bitmain S19j Pro Antminers. Gryphon’s current revenue model is to mine and hold bitcoin, and then sell only the bitcoin that is necessary to pay its operating expenses and to reinvest in operational expansion. The bitcoin that is sold to pay operating expenses and to reinvest in operational expansion is typically sold within 24-hours of receipt.

Gryphon operates approximately 9,660 bitcoin ASIC mining computers, referred to as “miners,” from Bitmain Technologies Limited (“Bitmain”) that Gryphon has installed at third-party hosted mining data centers located in New York and Pennsylvania. Revenue generated by the mining of bitcoin is measured on a dollar per megawatt-hour (“MWh”) basis and is variable based on the price of Bitcoin, the measure of difficulty, transaction volume and global hash rates.

For the year ended December 31, 2024 and 2023, Gryphon mined approximately 334 and 739 bitcoins, respectively. While Gryphon does not have any plans to acquire digital assets other than bitcoin, it may do so in the future.

Breakeven Analysis

Below is a breakeven analysis of Gryphon’s mining operations for years ended December 31, 2024 and 2023:

	2024	2023
Mining revenues	$20,539,000	$21,052,000
Bitcoin mined	334	739
Value of one mined bitcoin	$61,494	$28,487
Cost of revenues (excluding depreciation)	$15,818,000	$13,462,000
Cost to mine one bitcoin	$47,359	$18,217
Total Bitcoin Equivalent Coins Generated (Total BTC Equivalent)*	334	771
Breakeven of Total BTC Equivalent	$47,359	$17,460

*	Amount represents Bitcoin plus MSA BTC Equivalent listed below in table

	Bitcoin	MSA BTC	Total BTC
	Mined	Equiv	Equiv
23-Jan	80	2.8	83
23-Feb	64	2.8	67
23-Mar	68	3.2	71
23-Apr	60	3.8	64
23-May	69	5.5	74
23-Jun	58	3.8	62
23-Jul	61	3.8	65
23-Aug	61	2.8	64
23-Sep	54	2.2	56
23-Oct	47	0.4	47
23-Nov	57	0.6	58
23-Dec	60	0.0	60
24-Jan	52	0.0	52
24-Feb	45	0.0	45
24-Mar	45	0.0	45
24-Apr	40	0.0	40
24-May	22	0.0	22
24-Jun	22	0.0	22
24-Jul	21	0.0	21
24-Aug	21	0.0	21
24-Sept	19	0.0	19
24-Oct	20	0.0	20
24-Nov	17	0.0	17
24-Dec	10	0.0	10

The breakeven analysis is computed by taking the cost of revenues for the given period and dividing that sum by the number of Bitcoin Equivalent Coins Generated during the same period. For instance, in (2024 the $15,818,000 cost of revenues is divided by the 334 Bitcoin Equivalent Coins Generated, resulting in an average of $47,359 per coin). The BTC Equivalent calculation labeled as “Total BTC Equiv” in the table, is determined by combining Gryphon’s bitcoin-mined during the period with the bitcoin equivalent amount of revenue earned from the Sphere MSA. To calculate the latter, the revenue earned from the Sphere MSA during the period is divided by the average bitcoin price as quoted by the Principal Market for that same period (labeled as “MSA BTC Equiv” in the table). The breakeven analysis is an operational metric that does not take capital expenditures or financing mechanics into consideration. The calculation only considers direct operational costs, such as electricity and hosting. The mining equipment was originally financed primarily through equity capital raises and cash flows resulting from the sale of bitcoin generating by mining operations. As of December 31, 2024, there were no financing agreements outstanding related to financing of mining equipment.

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

The breakeven cost of mining bitcoin is influenced primarily by two factors. First, the cost of electricity sourced from Gryphon’s hosting providers, which encompasses a combination of pass-through market electricity prices and profit-sharing arrangements. Second, it is affected by the global hashrate of the Bitcoin network. Over the twelve-month period through the fourth quarter of 2024, the cost of electricity plus the profit-sharing arrangement in place with the hosting provider has fluctuated due to seasonality from $0.0720 per kilowatt hour in the fourth quarter of 2023 to $0.0447 per kilowatt hour in the fourth quarter of 2024, reaching a high of $0.0905 per kilowatt hour during Q1 of 2024. In addition, the global hashrate of the Bitcoin network has shown a consistent upward trend, with sequential increases of 21.6%, 19.0%, 6.8% and 4.3% over the last four quarters ending December 31, 2024. This increase in the global hashrate has led to fewer bitcoins being mined for the same amount of energy consumption. The combined effect of these changes in the two key cost drivers has resulted in an increase in the overall breakeven level as of December 31, 2024 compared to December 31, 2023.

Recent Developments

Blockfusion Agreement

On December 1, 2024, Gryphon entered into a Co-Location Mining Services Agreement (the “Blockfusion Agreement”), with Blockfusion USA, Inc. (“Blockfusion”) for hosting 3,780 of its bitcoin miners at Blockfusion’s facility in Niagara Falls, New York. Pursuant to the Blockfusion Agreement, the Company is entitled to 12 MW of power at a cost of $156,000 per month, as well as certain other fees set forth in the agreement. At signing, the Company paid an initial $156,000 facility fee. In addition, the Company will be required to (i) by January 31, 2025, maintain a cash deposit or (ii) by January 27, 2025, an irrevocable standby letter of credit with Blockfusion’s energy provider, in each case in the amount of $1,200,000. As of the filing date, the Company has not completed this payment and the amount is currently outstanding. The Blockfusion Agreement has a term of twelve months and automatically renews for subsequent one-month terms, until terminated on thirty days’ notice. Subsequent to December 31, 2024, the Company has delivered 3,996 bitcoin miners to Blockfusion.

Mawson Agreement

On January 3, 2025, Gryphon entered into a Master Co-Location Agreement (the “Mawson Agreement”) with Mawson Hosting LLC (“Mawson”) with a right to host up to 5,880 miners in Mawson’s facility in Midland, Pennsylvania. Pursuant to the Mawson Agreement, the Company is entitled to 20 MW of power at a cost of approximately $23.50 per MW/hour paid monthly with a minimum fee of approximately $165,521 per month, as well as certain other fees set forth in the agreement. The Mawson Agreement has an initial term of one year and may be terminated on sixty days’ notice. Subsequent to December 31, 2024, the Company has delivered 6,719 bitcoin miners to Mawson.

Anchorage Loan Agreement

On May 25, 2022, Anchorage entered into the Anchorage Loan Agreement with Gryphon Opco, an indirect wholly owned subsidiary of the Company, pursuant to which Anchorage loaned Gryphon Opco the principal amount of 933.333333 bitcoin. Gryphon Opco’s obligations under the Anchorage Loan Agreement were secured by certain equipment and software rights of Gryphon Opco and were guaranteed by Gryphon.

On October 25, 2024, Gryphon, its direct and indirect subsidiaries, as applicable, and Anchorage entered into the New Anchorage Agreements to restructure the Anchorage Loan and terminate the existing the Anchorage Loan Agreement. Pursuant to the New Anchorage Agreements, (i) approximately $9.1 million of the Anchorage Loan was converted into shares of Common Stock, at an ascribed value of $1.10 per share, resulting in the issuance of 8,287,984 shares of Common Stock to Anchorage in a private placement pursuant to Section 4(a)(2) of the Securities Act, (ii) approximately $3.9 million of the Anchorage Loan was converted into warrants to purchase 3,530,198 shares of Common Stock, which warrants are exercisable immediately, have an unlimited term and an exercise price of $0.01 per shar e(the “Pre-Funded Warrants”), in a private placement pursuant to Section 4(a)(2) of the Securities Act and (iii) the remaining $5 million of the Anchorage Loan was exchanged for a new $5 million loan (the “Restructured Loan”) pursuant to the New Loan Agreement.

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

The New Loan Agreement contains customary representations, warranties and agreements by Gryphon, customary conditions to closing, indemnification obligations of the Company and the purchasers, including for liabilities arising under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Loan Agreement were made only for the purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the New Anchorage Agreements, Gryphon also issued Anchorage the Warrants.

The Restructured Loan and the Warrants cannot be converted or exercised, respectively, if Anchorage (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the New Anchorage Agreements after giving effect to such conversion or exercise without the approval of Gryphon’s stockholders. Gryphon has agreed to seek such approval at its next annual meeting of stockholders.

Results of Operations

Year ended December 31, 2024 compared to the year ended December 31, 2023

The following table shows the Company’s results of operations for the year ended December 31:

			Change
	2024	2023	Dollar	Percentage
Revenues
Mining revenues	$20,539,000	$21,052,000	$(513,000)	(2.4)%
Management services	-	873,000	(873,000)	(100.0)
Total revenues	20,539,000	21,925,000	(1,386,000)	(6.3)
Operating cost
Cost of revenues (excluding depreciation)	15,818,000	13,462,000	2,356,000	17.5
General and administrative expenses	11,267,000	4,760,000	6,507,000	136.7
Stock-based compensation expense (benefit)	1,588,000	(152,000)	1,740,000	1,144.7
Depreciation expense	11,179,000	14,958,000	(3,779,000)	(25.3)
Impairment of digital assets	-	275,000	(275,000)	(100.0)
Impairment of miners	-	8,335,000	(8,335,000)	(100.0)
Unrealized gain on digital assets	(1,566,000)	-	(1,566,000)	(100.0)
Realized gain on sale of digital assets	-	(535,000)	(535,000)	(100.0)
Total operating expenses	38,286,000	41,103,000	(2,817,000)	(6.8)
Loss from operations	(17,747,000)	(19,178,000)	(1,431,000)	(7.5)
Other expenses	(3,553,000)	(9,597,000)	(6,044,000)	(63.0)
Loss before provision for income taxes	$(21,300,000)	$(28,775,000)	$(7,475,000)	(26.0)%

Mining revenues

Mining revenues decreased to $20,539,000 for the year ended December 31, 2024 from $21,052,000 for the year ended December 31, 2023. The decrease in mining revenues of $513,000 is due to a combination of factors. The average value of bitcoin mined for the year ended December 31, 2024 was $66,000 compared to $29,000 for the year ended December 31, 2023, an increase of $37,000, or 128%. As of December 31, 2024, the Company had approximately 8,800 miners compared to approximately 8,300 as of December 31, 2023. However, these increases in operational miners and revenue recognized per bitcoin earned were offset by the increase in global hashrate as well as the 50% reduction in block rewards due to the halving event in April 2024. .

During the years ended December 31, 2024 and 2023, the average daily global hashrate was 633.4 exahash and 381.4 exahash, respectively, an increase of 66%.

Management services

Management services revenue decreased to $0 for the year ended December 31, 2024, from $873,000 for the year ended December 31, 2023. Management services revenue relates to the Sphere MSA, regarding which Sphere 3D delivered a termination notice to the Company on October 6, 2023. See Note 8 - Commitments and Contingencies.

Cost of revenues

Cost of revenues increased to $15,818,000 for the year ended December 31, 2024, from $13,462,000 for the year ended December 31, 2023. The increase of $2,356,000 was primarily due to (i) an increase in the deployment of miners, (ii) an increase in Bitcoin network hashrate and (iii) higher energy costs.

General and administrative expenses

			Change
	2024	2023	Dollar	Percentage
Professional fees	$4,341,000	$2,579,000	$1,762,000	68.3%
Investor and public relations expenses	4,088,000	-	4,088,000	100.0
Salaries and wages	1,337,000	1,061,000	276,000	26.0
Insurance expense	671,000	157,000	514,000	327.4
Corporate stock expense	198,000	-	198,000	100.0
Other expenses	407,000	158,000	249,000	157.6
Franchise tax and licenses	225,000	245,000	(20,000)	(8.2)
Loss on MSA	-	560,000	(560,000)	(100.0)
Total general and administrative expenses	$11,267,000	$4,760,000	$6,507,000	136.7%

Professional fees increased to $4,341,000 for the year ended December 31, 2024, from $2,579,000 for the year ended December 31, 2023. The increase of $1,762,000 was due to (i) an increase of $301,000 for accounting and other related services, (ii) an increase in legal fees of $1,073,000 and (iii) $388,000 of professional fees related to the Merger.

Investor and public relations expenses increased to $4,088,000 for the year ended December 31, 2024, from $0 for the year ended December 31, 2023. The increase is due to management hiring consulting firms to increase the Company’s public exposure as a result of the Merger. Included in the $4,088,000 investor and public relations expenses for the year ended December 31, 2024 is $1,884,000 of non-cash expense related to the fair value of common stock issued to consultants.

Salaries and wages increased to $1,337,000 for the year ended December 31, 2024, from $1,061,000 for the year ended December 31, 2023. The increase of $276,000 is due to compensation for three new directors, hiring one additional executive employee and estimated bonus accruals for the Company’s officers.

Insurance expense increased to $671,000 for the year ended December 31, 2024, from $157,000 for the year ended December 31, 2023. The increase of $514,000 was attributable to an increase in insurance premiums as a result of becoming a public company.

Corporate stock expense increased to $198,000 for the year ended December 31, 2024, from $0 for the year ended December 31, 2023. The increase of $198,000 is attributable to expenses incurred due to the completion of the Merger.

Other expenses increased to $407,000 for the year ended December 31, 2024, from $158,000 for the year ended December 31, 2023. The increase of $249,000 is attributable to an increase in payments of $108,000 to regulatory agencies and a general increase in various other expenses of $141,000.

Franchise tax and license decreased to $225,000 for the year ended December 31, 2024, from $245,000 for the year ended December 31, 2023.

Loss on MSA decreased to $0 for the for the year ended December 31, 2024, from $560,000 for the for the year ended December 31, 2023. The decrease is due to a March 2023 non-recurring payment to Sphere, as discussed above in “Item 1C. Cybersecurity - Cybersecurity Incidents”

Stock-based compensation expense

Stock-based compensation expense increased to $1,588,000 for the year December 31, 2024, from a benefit of $152,000 for the year ended December 31, 2023. The increase is due to a one-time forfeiture of stock-based compensation of $1,910,000 in connection with the termination of an employment agreement in the prior year period.

Depreciation expense

Depreciation decreased to $11,179,000 for the year ended December 31, 2024, from $14,958,000 for the year ended December 31, 2023. The average remaining useful life of the mining fleet as of December 31, 2024 and December 31, 2023 was 30 months and 55 months, respectively. Therefore, the depreciation expense for the year ended December 31, 2024 was reduced in comparison to the depreciation expense for the year ended December 31, 2023.

Impairment of digital assets

Impairment of digital assets decreased to $0 for the year ended December 31, 2024 from $275,000 for the year ended December 31, 2023. The decrease was due to the implementation of ASU 2023-08 issued in December 2023.

Impairment of miners

Impairment of miners decreased to $0 for the year ended December 31, 2024, from $8,335,000 for the year ended December 31, 2023. The decrease was due to the carrying amount of the Bitcoin miners being equal to or below the fair market value of the asset group. As such, pursuant to ASC 360, the Company determined no impairment losses occurred during 2024.

Unrealized gain on digital assets

As of January 1, 2024, the Company implemented ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60) (“ASU 2023-08”): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. For the year ended December 31, 2024, the Company recognized a $1,566,000 unrealized gain in the fair market value of its digital asset holdings.

Realized gain on sale of digital assets

Realized gain on the sale of digital assets decreased to $0 for the year ended December 31, 2024, from to $535,000 for the year ended December 31, 2023. With the implementation of ASU 2023-08, realized gains on the sale of digital assets has been eliminated, since the digital assets are marked to market prior to sale.

Other expenses

			Change
	2024	2023	Dollar	Percentage

Unrealized (loss) gain on marketable securities	$(288,000)	$168,000	$(456,000)	(271.4)%
Realized gain from use of digital assets	-	3,899,000	(3,899,000)	(100.0)
Change in fair value of BTC Note	(8,058,000)	(13,297,000)	(5,239,000)	(39.4)
Interest expense	(915,000)	(758,000)	157,000	20.7
Loss on disposal of asset	(146,000)	(55,000)	91,000	165.5
Merger and acquisition cost	(394,000)	-	394,000	100.0
Gain on settlement of BTC Note	6,248,000	-	6,248,000	100.0
Other income	-	446,000	(446,000)	(100.0)
Total other expense	$(3,553,000)	$(9,597,000)	$(6,044,000)	(63.0)%

Unrealized loss (gain) on marketable securities

For the year ended December 31, 2024 unrealized loss on marketable securities was $288,000, as compared to a gain of $168,000 for the year ended December 31, 2023. The loss for the year ended December 31, 2024 related to a decrease in the fair market value of the underlying securities held.

Realized gain from use of digital assets

For the year ended December 31, 2024, realized gain from the use of digital assets was $0, compared to $3,899,000 for the year ended December 31, 2023. With the implementation of ASU 2023-08, realized gains on the use of digital assets has been eliminated since the digital assets are marked to market prior to sale.

Change in fair value of BTC Note

The Company has a note payable denominated in Bitcoin, which is accounted for under the fair value method of accounting. For the year ended December 31, 2024, the Company recognized an $8,058,000 decrease in the fair value of notes payable, compared to a $13,297,000 decrease for the year ended December 31, 2023. Under the fair value method of accounting, the Company is required to adjust the note to fair value as of each reporting period. Since the note is denominated in Bitcoin, the fair value is calculated by multiplying the number of Bitcoin outstanding times the closing price of Bitcoin as of the reporting period.

Interest expense

Interest expense increased to $915,000 for the year ended December 31, 2024, from $758,000 for the year ended December 31, 2023. The interest is paid with Bitcoin, as the 2024 average fair value of bitcoin increase to $61,494 from $28,487 for 2023, the interest expense increased.

Loss on disposal of asset

Loss on disposal of asset was $146,000 for the year ended December 31, 2024, as compared to $55,000 for the year ended December 31, 2023.

Merger and acquisition cost

Merger and acquisition cost of $394,000 relates to a working capital adjustment for the Company’s disposal of its subsidiary MJ Freeway, which occurred on February 8, 2024. The $394,000 is an estimate of the potential working capital adjustment, regarding which the Company is still negotiating with the purchaser.

Gain on settlement of BTC Note

In October 2024, the Company entered into an agreement with Anchorage to extinguish and terminate the Company’s BTC Note. See further disclosure below “Capital Expenditures and Other Obligations.”

Other income

During the year ended December 31, 2023, the Company held third-party discount coupons for the purchase of mining machines. The Company sold these discount coupons for $269,000 and a franchise tax refund of $177,000.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $735,000 and $915,000, respectively, and an accumulated deficit of approximately $67,735,000 and $47,175,000, respectively. Through December 31, 2024, the Company financed its operations primarily through proceeds from the sales of its equity securities through private placements, its at-the-market program as described below, borrowings pursuant to the Sphere 3D Note and the BTC Note and cash flow from its digital currency mining operations (including revenue received under the Sphere 3D MSA).

The Company believes that its current levels of cash will not be sufficient to meet its anticipated cash needs for its operations for at least the next 12 months. The Company will require additional capital resources to fund its operations and pay its obligations as they come due over the next twelve months. The Company may also need to implement a strategy to expand its business or other investments or acquisitions. The Company may sell additional equity or debt securities or enter into a credit facility to satisfy its capital requirements. The sale of additional equity securities could result in dilution to its shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company if at all. Any failure by the Company to raise additional funds on terms favorable to it, or at all, could limit its ability to expand its business operations and could harm its overall business prospects.

On June 10, 2024, the Company filed a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $70.0 million of common stock that may be issued and sold under an at-the-market issuance sales agreement with Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, (the “ATM”). The Company has used and intend to continue to use the net proceeds from the ATM for general corporate purposes, including without limitation, capital expenditures, funding potential acquisitions of additional new mining equipment, other potential acquisitions, investments in existing and future Bitcoin mining projects and repurchases and redemptions of our common stock and general working capital. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares of the common stock subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereunder. The ATM may be terminated at any time by either the Company or any sales agent with respect to itself upon five days’ prior notice, or by the sales agents at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of March __, 2025, approximately $63.5 million in capacity remains under the ATM.

Summary of Cash Flow

The following table provides detailed information about the Company’s net cash flow for the years ended December 31, 2024 and 2023:

	2024	2023
Net cash (used in) provided by operating activities	$(3,396,000)	$3,011,000
Net cash used in investing activities	$(2,747,000)	$(2,254,000)
Net cash provided by (used in) financing activities	$5,963,000	$(109,000)

Net cash (used in) provided by operating activities

Net cash used in operating activities was approximately $3,396,000 for the year ended December 31, 2024, and consisted primarily of cash proceeds from the sale of digital assets of approximately $20,260,000, offset by cash expenditures for operating activities of approximately $23,656,000.

Net cash provided by operating activities was approximately $3,011,000 for the year ended December 31, 2023, and consisted primarily of cash proceeds from the sale of digital assets of approximately $18,512,000, offset by cash expenditures for operating activities of approximately $15,501,000.

Net cash used in investing activities

Net cash used in investing activities was approximately $2,747,000 for the year ended December 31, 2024, and consisted of (i) the purchase of mining equipment for approximately $1,075,000, (ii) cash disbursement of approximately $600,000 for co-location lease deposits, (iii) approximately $1,243,000 for a refundable deposit under assets acquisitions agreements and (iv) proceeds of $171,000 from the sale of miners.

Net cash used in investing activities was approximately $2,254,000 for the year ended December 31, 2023, and consisted primarily of approximately $1,894,000 for the purchase of miners and cash disbursement of $360,000 for a refundable deposit for co-location lease.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $5,963,000 for the year ended December 31, 2024, and consisted primarily of (i) increase in insurance premium loans of $569,000 offset by insurance premium loan payments of $601,000, and (ii) $5,438,000 of cash proceeds from issuance of the Company’s common stock offset by the payment of $343,000 for costs related to the issuance of common stock, (iii) $500,000 of cash received from the acquisition of Akerna (iv) $670,000 for a registered direct offering of our common stock, which closed in January 2025 offset by (v) $230,000 of cash payments for the interest on the Note Payable and cash payments for legal fees incurred related to the BTC Note restructuring.

Net cash used in financing activities was approximately $109,000 for the year ended December 31, 2023, and consisted of issuance of a note payable of $132,000 for insurance premiums, $137,000 of payments for insurance premiums and a payment of $104,000 for modification of the BTC Note (as defined below).

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

The Coinmint Agreement was terminated on October 31, 2024, with effect on January 1, 2025.

Blockfusion Co-location Mining Services Agreement

On December 1, 2024, the Company entered into an agreement with Blockfusion USA, Inc. (“Blockfusion”) to provide hosting services for 3,780 of the Company’s bitcoin miners not to exceed 12MW of allocated power (“Blockfusion MSA”) for a period of twelve months (November 30, 2025), automatically renewing for one month extensions until terminated by either party, (“Term”). The Company is required to pay to Blockfusion a monthly facility fee of $13,000 per MW, for an aggregate of $156,000 (“Facility Fee”) for standard levels of maintenance of the Company’s Mining Equipment, including fault diagnosis and software upgrades, and racking and unracking of faulty machines. The Company’s monthly power usage will charge to the Company without a Blockfusion markup charge. At the signing of the Blockfusion MSA, the Company was required to pay (i) an initial monthly Facility Fee of $156,000 to be applied to the December 2024 Facility fee, (ii) a deposit in the aggregate of $600,000, as follows $200,000 on December 6, 2024, $200,000 on January 1, 2025 and $200,000 on February 1, 2025 (“Cash Deposit”) and (iii) the Company is required, prior to January 27. 2025, and thereafter at all times during the Term, maintain an irrevocable letter of credit, or prior to January 31, 2025 maintain a cash deposit and thereafter at all times during the Term, in the amount of $1,200,000 (“LOC Deposit”). As of the release date of these consolidated Financial Statements, the Cash Deposit has been paid and is not outstanding while the LOC Deposit remains outstanding.

Mawson Agreement

On January 3, 2025, Gryphon entered into a Master Co-Location Agreement (the “Mawson Agreement”) with Mawson Hosting LLC (“Mawson”) with a right to host up to 5,880 miners in Mawson’s facility in Midland, Pennsylvania. Pursuant to the Mawson Agreement, the Company is entitled to 20 MW of power at a cost of approximately $23.50 per MW/hour paid monthly with a minimum fee of approximately $165,521 per month, as well as certain other fees set forth in the agreement. The Mawson Agreement has an initial term of one year and may be terminated on sixty days’ notice. Subsequent to December 31, 2024, the Company has delivered 6,719 bitcoin miners to Mawson.

BTC Note

On May 25, 2022, Anchorage Lending CA, LLC entered into the Anchorage Loan Agreement with Gryphon Opco, an indirect wholly owned subsidiary of the Company, pursuant to which Anchorage loaned Gryphon Opco the principal amount of 933.333333 bitcoin. Gryphon Opco’s obligations under the Anchorage Loan Agreement were secured by certain equipment and software rights of Gryphon Opco and were guaranteed by Gryphon.

On October 25, 2024, Gryphon, its direct and indirect subsidiaries, as applicable, and Anchorage entered into the New Anchorage Agreements to restructure the Anchorage Loan and terminate the existing the Anchorage Loan Agreement. Pursuant to the New Anchorage Agreements, (i) approximately $9.1 million of the Anchorage Loan was converted into shares of Common Stock, at an ascribed value of $1.10 per share, resulting in the issuance of 8,287,984 shares of Common Stock to Anchorage in a private placement pursuant to Section 4(a)(2) of the Securities Act, (ii) approximately $3.9 million of the Anchorage Loan was converted into warrants to purchase 3,530,198 shares of Common Stock, which warrants are exercisable immediately, have an unlimited term and an exercise price of $0.01 per share, in a private placement pursuant to Section 4(a)(2) of the Securities Act and (iii) the remaining $5 million of the Anchorage Loan was exchanged for a new $5 million loan pursuant to the New Loan Agreement.

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

The New Loan Agreement contains customary representations, warranties and agreements by Gryphon, customary conditions to closing, indemnification obligations of the Company and the purchasers, including for liabilities arising under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Loan Agreement were made only for the purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the New Anchorage Agreements, Gryphon also issued Anchorage warrants to purchase 2,000,000 shares of Common Stock, which warrants are exercisable immediately, will expire five years from the date of issuance and have an exercise price of $1.50 per share. The $1.50 Warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

The Restructured Loan and the Warrants cannot be converted or exercised, respectively, if Anchorage (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the New Anchorage Agreements after giving effect to such conversion or exercise without the approval of Gryphon’s stockholders. Gryphon has agreed to seek such approval at its next annual meeting of stockholders.

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

The critical accounting policies, and the judgements, estimates, and assumptions associated with such policies, that we believe have the greatest potential impact on the consolidated financial statements are disclosed in Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Non-GAAP Financial Measures

In addition to the Company’s results determined in accordance with GAAP, the Company also provides adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States. The Company provides investors with reconciliations from net loss to adjusted EBITDA as components of Management’s Discussion and Analysis. The Company defines adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) change in fair value of notes payable (iii) gain on restructuring of bitcoin denominated note payable and (iv) unrealized (gain) loss on marketable equity securities.

Adjusted EBITDA is not a financial measure of performance under GAAP and, as a result, these measures may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. These non-GAAP measures are not meant to be considered in isolation and should be read only in conjunction with the Company’s Interim Reports on Form 10-Q and its Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Management uses adjusted EBITDA and the supplemental information provided herein as a means of understanding, managing, and evaluating business performance and to help inform operating decision making. The Company relies primarily on its consolidated financial statements to understand, manage, and evaluate its financial performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the years ended December 31:

Reconciliation to Adjusted EBITDA:	2024	2023

Net loss	$(21,300,000)	$(28,599,000)
Exclude: Depreciation	11,179,000	14,958,000
Exclude: Interest expense	915,000	758,000
EBITDA	(9,206,000)	(12,883,000)
Non-cash/non-recurring operating expenses:
Exclude: Stock-based compensation expense	1,588,000	(152,000)
Exclude: Change in fair value of notes payable	8,058,000	13,297,000
Exclude: Gain on restructuring of bitcoin denominated note payable	(6,248,000)	-
Exclude: Unrealized loss on marketable securities	288,000	(168,000)
Adjusted EBITDA	$(5,520,000)	$94,000

Recently Adopted Pronouncements

On December 13, 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. Additionally, ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-08 on January 1, 2024. The adoption of the ASU 2023-08 was a $740,000 increase of our digital assets, as of January 1, 2024.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after December 15, 2024. We have implemented the provisions of the ASU 2023-07. See Note 1.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 26, 2024, as recommended and approved by the Audit Committee and the Board, the Company engaged RBSM LLP (“RBSM”) as the Company’s independent public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2024 and to review the Company’s quarterly consolidated financial statements for each of the quarters ending March 31, 2024, June 30, 2024, and September 30, 2024. RBSM previously served as the independent registered public accounting firm of Ivy prior to the closing of the Merger.

For the Company’s two most recent fiscal years, and in the subsequent interim period through the Dismissal Date, neither the Company nor anyone on its behalf consulted with RBSM regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that RBSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2024, we have not maintained effective internal control over financial reporting.

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

Remediation

The Company is in the process of developing a more comprehensive risk assessment process to identify emerging risks while working with outside counsel and third-party vendors. The Company has implemented dual authorization controls for high-value transactions. The Company is in the process of developing additional policies and procedures for key processes while hiring additional full time employees to mitigate any segregation of duties risks for critical functions.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report on our internal control over financial reporting by our independent registered public accounting firm is not included herein, because, as a smaller reporting company, we are exempt from the requirement to provide such report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a list of our directors and executive officers as of March 31, 2025, along with the specific information required by Rule 14a-3 of the Exchange Act:

Name	Age	Position
Steve Gutterman	55	Chief Executive Officer and Director
Simeon Salzman	44	Chief Financial Officer and Secretary
Eric Gallie	40	Senior Vice President
Jimmy Vaiopoulos	37	Director and Chairperson of the Board
Brittany Kaiser	37	Director
Jessica Billingsley	47	Director
Heather Cox	54	Director
Dan Tolhurst	44	Director
Dan Grigorin	33	Director
Robby Chang	47	Director

Executive Officers

Steve Gutterman Chief Executive Officer and Director

Mr. Gutterman has built, led, acquired and invested in market-changing companies for almost 30 years. From July 2021 to July 2024, he served as CEO of Falcon International, a large private cannabis company in California. Previously, he served from January 2020 to July 2021 as CEO of General Cannabis Corp, also known as TREES Corporation (OTC: CANN), a cannabis retailer and cultivator company, and from May 2018 to November 2020 as President of Harvest Health & Recreation Inc. (CSE: HARV), since acquired by Trulieve (CSE: TRUL) to form the largest cannabis company in the US as measured by revenue. Prior to Harvest Health & Recreation Inc., he held a variety of senior roles including at E*TRADE Financial (Nasdaq: ETFC) from February 2000 to July 2005, where he was EVP and COO of E*TRADE Bank. During his tenure, the bank’s assets increased from $1 billion to $35 billion. He also served as the CEO of GeoPoll from November 2012 to July 2018, a market research company and was Managing Director of MBH Enterprises, a private equity company focused on technology and infrastructure, from August 2005 to November 2012. Mr. Gutterman holds a JD/MBA from Columbia University and BA cum laude in Political Science from Tufts University.

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

Eric Gallie, Senior Vice President

Eric Gallie is a distinguished finance professional with 18 years of experience spanning investment management, energy finance, and operations. From January 2023 to December 2024, Mr. Gallie served as Senior Analyst at Caravela Energy Partners, a private investment firm focused on energy markets, where he managed upstream and integrated oil and gas equity investment portfolios and coordinated research and trading strategies with natural gas and power traders. From September 2020 to June 2022, Mr. Gallie served as Director and Chief Financial Officer of Distinction Energy (TSX: DEE), a publicly traded oil and gas company, where he guided the company through a complex restructuring process and completed a private placement to meet TSX listing requirements. From May 2016 to September2020, Mr. Gallie was Lead Analyst at Luminus Capital Management, an investment firm specializing in energy markets, where he oversaw upstream and integrated oil and gas investment portfolios and led strategic initiatives in the energy sector. Earlier in his career, Mr. Gallie was associated with Citadel LLC’s Surveyor Capital and RBC Capital Markets, where he specialized in natural gas markets and supply analysis. Currently, Mr. Gallie serves as a member of the board of directors for two private companies, Megalodon Energy North and White Top Oil & Gas. Mr. Gallie holds a Bachelor of Management in Finance from the University of Lethbridge.

Non-Employee Directors

Jimmy Vaiopoulos, Chairperson of the Board

Jimmy Vaiopoulos has served as our Chairman of the board since September 2024. Since April 2021, Mr. Vaiopoulos has been the CFO and Co-Founder of Stack Capital Group Inc., a TSX listed issuer that invests in private late-stage technology companies. Previously, from June 2018 through April 2021, he was the CFO and Interim CEO of Hut 8 Mining Corp., now known as Hut 8 Corp., one of the earliest bitcoin mining companies. From October 2015 to August 2018, he also worked as the CFO of UGE International Ltd., a solar developer based in New York City. He began his career at KPMG in both Audit and Deal Advisory. Mr. Vaiopoulos holds a Bachelor of Arts in Honors Business Administration and a Bachelor of Engineering Science from Western University. He is a Chartered Professional Accountant through the Institute of Chartered Accountants of British Columbia.

Brittany Kaiser

Brittany Kaiser served as chairperson of Legacy Gryphon’s board of directors since February 4, 2021. She also served as our Chairperson of the board from the closing of the Business Combination until September 2024, as the chairperson of Legacy Gryphon’s board of directors since February 4, 2021 and was a director of Legacy Gryphon since December 21, 2020. Ms. Kaiser is also an independent director of Lucy Scientific Discovery Inc. (Nasdaq: LSDI), a psychotropics contract manufacturing company, since December 2020, Chief Executive Officer and director of Achayot Partners LLC, a digital asset consulting firm, since April 2019, President and director of Own Your Data Foundation, a non-profit foundation implementing digital intelligence education programs since August 2019 and co-founder of Digital Asset Trade Association, an advocacy group for distributed ledger technology since February 2018. Prior to that, Ms. Kaiser served as business development director at SCL USA, a provider of consumer research, targeted advertising and other data-related services from March 2017 to January 2018 and SCL Group Ltd. (UK) from February 2015 to March 2017. Ms. Kaiser graduated from Middlesex University School of Law in 2015.

Jessica Billingsley

Jessica Billingsley has served as a director on our board of directors since the closing of the Business Combination. Prior to the Business Combination, Ms. Billingsley served as Chief Executive Officer and director of Akerna since starting in June 2019, and Chairman of the Board starting in July 2019. Ms. Billingsley co-founded MJF, Akerna’s wholly-owned subsidiary, in 2010 and served as President of MJF from 2010 to April 2018 and Chief Executive Officer since May 2018. Before Akerna, she founded and led Zoco, a technology services firm with a diverse nationwide client base. Ms. Billingsley serves on the board of Nxu Inc. (NASDAQ:NXU), an energy storage and charging solution company. Ms. Billingsley served on the board and as audit chair of Bhang Inc (CSE:BHNG) from November 2020 to November 2022. She currently serves on the private board of OARO, a management solutions company, and as the elected Learning Officer for the Young President’s Organization (YPO) Entrepreneurship Network Board. She has served as an active mentor for multiple accelerator programs, including for INC’s military entrepreneur program. Jessica Billingsley is a seasoned executive and innovator with over 25 years of experience in frontier technology. She possesses in-depth expertise in private and public capital markets, successfully navigating complex transactions to drive growth and business transformation. With over 25 years of experience in advanced technologies, emerging growth markets, and scaling businesses, she brings substantial domain expertise in P&L oversight, enterprise risk management, data analytics, machine learning, cybersecurity and data privacy, global supply chain management, and media and public relations. She holds a dual degree in Computer Science and Communications from the University of Georgia. She has been recognized with numerous awards, including the Titan 100 CEO, Outstanding Women in Business, Inc. Top 100 Female Founder, and Fortune’s Most Promising Woman Entrepreneur. Her thought leadership has been featured in prominent media outlets, including Business Insider, Bloomberg, CNN, Cheddar, Fortune, and Forbes, in addition to her contributions to Entrepreneur and Rolling Stone publications. Ms. Billingsley was selected to serve on our Board based on her extensive experience with technology and emerging growth companies, her capital markets expertise, and her background as an entrepreneur.

Heather Cox

Heather Cox has been at the forefront of building and leading disruptive fintech, healthtech, data and digital businesses throughout her career, from the early days of E*TRADE to her current role as Business Unit President at Zelis, a healthcare platform company that delivers solutions that address gaps and remove the unnecessary frictions in the healthcare system. Prior to that, she served the healthcare industry’s first Chief Digital Health and Analytics Officer for Humana (NYSE: HUM) from August 2018 to February 2023. At Humana, she was accountable for building the firm’s digital care delivery operations and leading enterprise advanced analytics, including the application of Artificial Intelligence at scale in healthcare. Prior to Humana, Heather served as Chief Technology and Digital Officer at United Services Automobile Association (“USAA”), a financial services company providing insurance and banking products from September 2016 to March 2018, where she built personalized and digitally enabled end-to-end experiences for USAA members. Heather served as CEO of Citi FinTech at Citigroup, a fintech start-up that she designed that allowed Citigroup to harness innovation in the global fintech ecosystem. Prior, she headed Card Operations for Capital One, where she reshaped customer and digital experience for Capital One cardholders. Heather has been named to several American Banker Women to Watch Lists, including a designation of the #3 Woman to Watch nationally in banking in 2017. In 2015, she was named Digital Banker of the Year by American Banker and one of the 10 most innovative CEOs in banking by Bank Innovation. Since March 2018, Heather has served on the board of directors of NRG Energy (Nasdaq: NRG), and since August 2022, has served on the board of directors of Atlantic Union Bankshares Corporation (Nasdaq: AUB). Heather graduated cum laude with a Bachelor of Arts in Economics from the University of Illinois at Urbana- Champaign.

Robby Chang

Robby Chang has served as a director since the closing of the Business Combination and as a director of Legacy Gryphon since January 14, 2021. Mr. Chang has also been a director of Fission Uranium Corp. (TSX: FCU), a mineral exploration company, from April 2018 to December 2024, a director of Ur-Energy, Inc. (NYSE American: URG), an exploration stage mining company, since March 2018, and a director of Shine Minerals Corp., a company engages in the acquisition, exploration, and evaluation of mineral properties, since November 2018. Mr. Chang is also the Chief Executive Officer and founder of Chang Advisory Inc., a consulting service company, since December 2020. Prior to that, from August 2019 to January 2021, Mr. Chang was an independent consultant for traditional mining and crypto currency companies. From July 2018 to March 2020, Mr. Chang was a member of the board of advisors of District Metals Corp. (TSX.V: DMX), a mineral exploration stage company. From February 2018 to August 2019, Mr. Chang served as CFO of Riot Platforms, Inc. (Nasdaq: RIOT), a provider of Bitcoin mining and data center hosting, and oversaw the company’s business operations, investor relations and finances. From January 2011 to January 2018, Mr. Chang was the managing director and Head of Metals and Mining Research of Cantor Fitzgerald. Mr. Chang graduated from the Rotman School of Management at University of Toronto with his MBA in 2006.

Daniel Tolhurst

Daniel Tolhurst has served as a director of our board since August 2024. Mr. Tolhurst has founded, led, and invested in innovative companies across multiple sectors for nearly two decades. He was the Co-Founder, President and a Board Member of Gryphon Digital Mining, Inc., from its founding in October of 2020 through the closing of its go public transaction in February 2024. From June 2018 to January 2020, he led Netflix Inc.’s Content Strategy & Analysis team in EMEA. He also held positions as a Director and Senior Manager of Corporate Strategy and Business Development at The Walt Disney Company between 2013 and 2018. Prior to that, he held positions at Booz & Company, a management consulting firm, and the Bank of Montreal Financial Group, a Canadian bank. Mr. Tolhurst holds an MBA and a Bachelor of Arts, Honors Business Administration from Ivey Business School and a Juris Doctor degree from Osgoode Hall Law School at York University.

Dan Grigorin

Dan Grigorin has served as a director of the board since October 2024. Mr. Grigorin is an industry veteran with extensive experience across investment banking, private equity, private credit, and digital assets. Mr. Grigorin is a portfolio manager at Anchor Labs, Inc., where he has worked since October 2022. Prior to that, he was a credit director at New York Digital Investment Group LLC from February 2022 to September 2022, senior associate at WhiteHawk Capital Partners from June 2020 to February 2022, associate at Great American Capital Partners from August 2019 to June 2020 and associate at ING Capital LLC April 2018 to August 2019. Throughout his career, Mr. Grigorin has served as a trusted advisor to both private and public companies, guiding them through capital raises, strategic partnerships, and operational optimization. Mr. Grigorin has a Bachelor of Science in Business from the Kelley School of Business at Indiana University.

Family Relationships.

There are no family relationships among any of the directors or executive officers.

Composition of our Board of Directors

Our Board currently consists of eight directors. Our amended and restated certificate of incorporation, as amended, and bylaws, as amended, provide that the total number of directors constituting the entire Board shall be seven directors; provided that, the total number of directors constituting the entire Board of Directors may be changed to such number as may be fixed from time to time exclusively by resolution adopted by the affirmative vote of at least a majority of the Board. Our Board is divided into three classes, designated as Class I, Class II and Class III directors, with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class I directors, consisting of Steve Gutterman, Daniel Tolhurst and Heather Cox, will expire at our 2025 annual meeting of stockholders. The term of office of the Class II directors, consisting of Brittany Kaiser and Rob Chang, will expire at our 2026 annual meeting of stockholders. The term of office of the Class III directors, consisting of Jessica Billingsley, Dan Grigorin and Jimmy Vaiopoulos, will expire at our 2027 annual meeting of stockholders. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). Our Board has affirmatively determined that each of Ms. Kaiser, Ms. Billingsley, Ms. Cox and Mr. Jimmy Vaiopoulos are “independent directors,” as that term is defined in the Nasdaq rules. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

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

Audit Committee

We have established an audit committee of the Board of Directors. Mr. Vaiopoulos, Ms. Kaiser and Ms. Billingsley serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Each of Mr. Vaiopoulos, Ms. Kaiser and Ms. Billingsley are independent.

Mr. Vaiopoulos serves as the chair of the audit committee. Each member of the audit committee is financially literate and our Board has determined that Mr. Vaiopoulos qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Ms. Kaiser, Ms. Cox and Ms. Billingsley. Ms. Kaiser serves as chair of the nominating and corporate governance committee.

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

Trading Policies

We have adopted revised insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Item 11. Executive Compensation

Gryphon’s named executive officers for the fiscal year ended December 31, 2024 were Steve Gutterman, Chief Executive Officer; Simeon Salzman, Chief Financial Officer; Eric Gallie, Senior Vice President; Rob Chang, Former Chief Executive Officer and Jessica Billingsley, Former Chief Executive Officer.

Summary Compensation Table

The following table sets forth all information concerning the compensation earned, for the fiscal years ended December 31, 2024, and 2023 for services rendered to us by persons who served as our named executive officers.

		Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(6)	($)(7)	($)(8)	($)
(a)	(b)	(c)	(d)	(e)
Steve Gutterman (1)	2024	128,365	129,452	1,047,363	41,885	1,347,062
Chief Executive Officer	2023	-	-	-	-	-

Simeon Salzman (2)	2024	218,926	137,500	-	-	356,426
Chief Financial Officer	2023	107,692	100,000	945,107	-	1,152,799

Eric Gallie (3)	2024	9,649	20,833	238,500	-	268,982
Senior Vice President	2023	-	-	-	-	-

Rob Chang (4)	2024	194,196	-	165,578	15,000	374,774
Former Chief Executive Officer	2023	-	-	-	-	-

Jessica Billingsley (5)	2024	229,321	-	885,248	66,573	1,181,142
Former Chief Executive Officer	2023	289,046	134,130	-	6,988	430,164

(1)	Mr. Gutterman was appointed as our Chief Executive Officer on September 17, 2024. Prior to the appointment, Mr. Gutterman served as a member of our Board.

(2)	Mr. Salzman became our Chief Financial Officer in connection with the closing of the Akerna transaction. Mr. Salzman informed the Company of his decision to voluntarily resign from his position effective November 15, 2024, on July 29, 2024. In connection with such resignation announcement, Mr. Salzman and the Company entered into a letter agreement pursuant to which Mr. Salzman would remain as our Chief Executive Officer through November 15, 2024. On September 26, 2024, Mr. Salzman and the Company agreed to rescind his letter agreement and amend his original employment in connection with Mr. Salzman’s agreement to continue serving as the Company’s Chief Financial Officer. The terms of Mr. Salzman’s amended employment agreement are described below.

(3)	Mr. Gallie joined the Company as its Senior Vice President on December 12, 2024.

(4)	Mr. Chang served as the Chief Executive Officer of Gryphon through the closing of the Company’s merger with Akerna (the “Closing”) and of the combined Company through September 17, 2024, at which time he was terminated for cause pursuant to his consulting agreement, which is described below.

(5)	Ms. Billingsley served as the Chief Executive Officer of Akerna through the closing of Akerna’s merger with the Company. Mr. Billingsley now serves on the Company’s Board. On February 8, 2024, the Company’s Compensation Committee finalized the grant of bonuses to executive officers in connection with their performance in 2023 and in connection with the closing of the Merger and Sale Transaction. The Committee granted the following cash bonus, all of which, along with other unpaid compensation, was then settled in shares of the Company’s Common Stock pursuant to the Share Settlement Agreement with Jessica Billingsley.

(6)	The bonuses reported in this column reflect amounts earned as discretionary bonuses pursuant to the employment agreements we have entered into with our named executive officers. For more information on these agreements, see the employment agreement descriptions below. The 2024 bonuses reported for our named executive officers have not been paid.

(7)	The amounts reported in this column reflect the aggregate grant date fair value of shares granted to the applicable named executive officer as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). These amounts do not necessarily correspond to the actual value recognized by the applicable named executive officer. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in Note1 to our consolidated financial statements.

(8)	The amounts shown in this column reflect fees our named executive officers received for service on our Board.

Compensation Comparison for all PEOs
For the Year Ended December 31, 2024

PEO	Total Compensation Actually Paid as Defined by SEC Item 402(v)	Cash Compensation as expensed by the Company
Steve Gutterman	$1,025,411	$170,250
Rob Chang	$315,092	$209,196
Jessica Billingsly	$892,139	$66,573

Compensation Comparison for all PEOs
For the Year Ended December 31, 2023

PEO	Total Compensation Actually Paid as Defined by SEC Item 402(v)	Cash Compensation as expensed by the Company
Steve Gutterman	$-	$-
Rob Chang	$-	$-
Jessica Billingsly	$892,139	$434,130

Steve Gutterman Employment Agreement

On September 17, 2024, the Company entered into an executive employment agreement with Steve Gutterman (the “Gutterman Agreement”), pursuant to which Mr. Gutterman serves as the Company’s Chief Executive Officer, reporting to the Company’s Board. The Gutterman Agreement has a three-year term that may be renewed for successive one-year periods by written agreement.

The Gutterman Agreement provides for (A) a $450,000 annual base salary paid in accordance with our normal payroll practices and which may be increased in the discretion of our Board, but not reduced, (B) for 2024, a pro-rated bonus based on the Company’s and/or Mr. Gutterman’s achievement of performance goals, with the sum of the 2024 and 2025 bonuses being no less than 40% of Mr. Gutterman’s base salary, (C) a target annual bonus beginning in 2025 equal to 100% of base salary, with the actual amount of such bonus determined in the discretion of our Board, based on the achievement of individual and/or company performance goals determined by our Board and payable on the date annual bonuses are paid to our other senior executives, but in no event later than March 15th and conditioned upon Mr. Gutterman’s continued employment through the payment date, (D) a target annual stock bonus beginning in 2025 equal to 100% of Mr. Gutterman’s base salary, which may be paid in performance stock units or restricted stock units (“RSUs”) and which shall be subject to vesting conditions following the grant of such units, (E) a recommendation to the Board that the Board make a sign-on equity grant valued at $1,000,000 in the form RSUs, which will vest as to (1/3) of the RSUs (rounded down to the nearest whole share) (x) on each of the first two anniversaries of the grant date and (y) upon the Company’s remediation of certain stock exchange listing qualification failures that exist as of the effective date of the Gutterman Agreement, and (F) eligibility to participate in customary health, welfare, and fringe benefit plans we provide to our employees.

The Gutterman Agreement also provides Mr. Gutterman with the opportunity to earn an incentive bonus (the “Incentive Bonus”), which will become payable, if ever, in tranches following the Company’s attainment of certain stock price and market capitalization goals. The specific goals are as follows:

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

For the avoidance of doubt, no Incentive Bonus tranche will become payable unless both the stock price goal and the market capitalization goal for the applicable tranche are satisfied, and the market capitalization goal is attained simultaneously with the stock price goal. Additionally, the Incentive Bonus may be earned in a change in control if the consideration paid per share of Company common stock exceeds an Incentive Bonus tranche stock price goal and the total value received in the transaction exceeds an Incentive Bonus tranche market capitalization goal. Under no circumstances may the performance goals for an Incentive Bonus tranche be achieved more than one time. The Incentive Bonus, to the extent any tranche becomes payable, will be paid within thirty days of the attainment of the applicable goals, subject to Mr. Gutterman remaining in continuous employment with the Company through each payment date.

All bonuses payable under the Gutterman Agreement, except the stock bonus, may be paid in cash, Bitcoin, Company equity, or a mix of any of the foregoing.

Under the Gutterman Agreement, Mr. Gutterman will be entitled to receive the following severance payments and benefits upon a termination of his employment by the Company without “cause”, by Mr. Gutterman for “good reason” (each, as defined in the Gutterman Agreement and collectively, a “Qualifying Termination”), that does not occur in connection with a change in control (i) the Accrued Obligations (as defined in the Gutterman Agreement), (ii) Mr. Gutterman’s annual base salary, and (iii) the product of (x) 12 and (y) Mr. Gutterman’s monthly cost for health and welfare benefits pursuant to his elections under the Company’s health and welfare benefit plans, as in effect on the termination date (collectively, the “Non-CIC Severance”).

The Non-CIC Severance will be paid in a lump sum as soon as practicable following the effective date of a release but no later than 74 days following Mr. Gutterman’s termination. If Mr. Gutterman incurs a Qualifying Termination within 30 days prior to or 12 months following a change in control, then in addition to the Non-CIC Severance, Mr. Gutterman will be entitled to the following: (i) an amount equal to 0.5 times Mr. Gutterman’s target bonus, and (ii) acceleration and vesting on a prorated basis (performance goals will be assumed to have been achieved at target) of each outstanding equity award held by Mr. Gutterman as of the termination date (but excluding the Incentive Bonus) (collectively, the “CIC Severance”).

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

The Gutterman Agreement includes certain restrictive covenants, which include non-solicitation and non-competition covenants during the term of the Gutterman Agreement and for the 12 months following. Further, the Gutterman Agreement includes a “best pay” provision under Section 280G of the Internal Revenue Code, pursuant to which any “parachute payments” that become payable to Mr. Gutterman will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Internal Revenue Code, whichever results in the better after-tax treatment to Mr. Gutterman.

Simeon Salzman Employment Agreement

On June 19, 2023, we entered into an Executive Employment Agreement (the “Salzman Agreement”) with Simeon Salzman to serve as the Chief Financial Officer of Gryphon (and, under certain circumstances, such other position as Gryphon’s Chief Executive Officer may designate), reporting to our Chief Executive Officer. On July 29, 2024, Mr. Salzman informed the Company that he intended to resign on November 15, 2024, and entered into a letter agreement that specified the terms and conditions of his planned separation from the Company. Subsequently, on September 26, 2024, Mr. Salzman and the Company rescinded Mr. Salzman’s resignation in connection with Mr. Salzman’s decision to remain with the Company. In connection with such rescission, the Company and Mr. Salzman amended the Salzman Agreement. The terms of the amended Salzman Agreement are described below.

Mr. Salzman receives a base salary of $275,000 and is eligible to receive an annual bonus with a target of up to 50% of his then-current base salary. Mr. Salzman received a time-based equity grant covering 390,800 Shares (the “Equity Grant”), vesting as follows (subject to Mr. Salzman’s continued employment with the Company through the relevant vesting date): 1/6 of the Equity Grant will vest upon the 6-month anniversary of the effective date of the Salzman Agreement and the remainder of the Equity Grant will vest in substantially equal quarterly installments commencing with the first quarter following the 6 month anniversary of the effective date of the Salzman Agreement. The vesting of the Equity Grant will be accelerated if Mr. Salzman is continuously employed through a change in control (excluding a reverse takeover transaction or merger for the purposes of listing Gryphon on a public exchange). Mr. Salzman will be entitled to receive those benefits that are made available to the other similarly situated executive employees, and will be reimbursed for reasonable out-of-pocket expenses.

Upon the termination of the Salzman Agreement during the our first two full financial reporting quarters by (a) Mr. Salzman for good reason (as defined in the Salzman Agreement) or (b) by the Company without cause (as defined in the Salzman Agreement), then, subject to Mr. Salzman’s execution and non- revocation of and compliance with a separation and release agreement in a form provided by the Company, the Company will pay Mr. Salzman an amount equal to 3 months of his then-current base salary. Upon such a termination of the Salzman Agreement following the first two full financial reporting quarters of the Company, the Company will pay Mr. Salzman an amount equal to (a) 12 months of his then-current base salary, plus (b) Mr. Salzman’s then-current annual bonus target.

Pursuant to the Salzman Agreement, Mr. Salzman is subject to standard restrictive covenants, including a nondisparagement covenant and non-competition and customer and employee non-solicitation covenants for the period of Mr. Salzman’s employment and for the six months thereafter.

Eric Gallie Employment Agreement

On December 12, 2024, we entered into a letter agreement (the “Gallie Agreement”) with Eric Gallie, pursuant to which Mr. Gallie will serve as the Company’s Senior Vice President, Energy. The Agreement became effective on December 12, 2024 (the “Gallie Effective Date”)) and will remain in effect indefinitely until terminated by either party.

The Gallie Agreement provides for (A) a $250,000 annual base salary paid in equal installments on the Company’s regular pay dates no less frequently than semi-monthly, (B) an annual discretionary bonus targeted at 100% of Mr. Gallie’s base salary, which may be paid in the form of 50% cash and 50% RSUs, provided that to be eligible for any bonus, Mr. Gallie must be employed on the date any such bonus is paid, (C) five (5) weeks of paid time off in accordance with the Company’s PTO policy and applicable state law, (D) eligibility to participate in customary health, welfare, and fringe benefit plans provided to other similarly situated executive employees of the Company, and (E) within thirty days following the Effective Date, the Company will recommend to the Company’s Board of Directors that it make a one-time equity grant to Mr. Gallie in the form of 500,000 RSUs (the “Gallie Initial Award”). The Gallie Initial Award will vest as to one-fourth (1/4th) of the RSUs on each of the first four (4) annual anniversaries of the Gallie Initial Award grant date. The Gallie Initial Award and any RSUs granted to Mr. Gallie as a bonus shall be granted pursuant to the Gryphon Digital Mining, Inc. 2024 Omnibus Incentive Plan (the “Plan”).

If the Company terminates Mr. Gallie without “cause” (as defined in the Plan) and Mr. Gallie executes and does not revoke a release of claims in favor of the Company, the Company will pay Mr. Gallie one year of his base salary over the twelve months following his termination date.

The Gallie Agreement also requires Mr. Gallie to execute the Company’s standard non-competition agreement.

Chang Advisory, Inc. Consulting Agreement

Mr. Chang served as the Company’s Chief Executive Officer through September 17, 2024. The Company terminated Mr. Chang for cause and did not provide any severance to Mr. Chang. The terms of Mr. Chang’s agreement with the Company is described herein in accordance with SEC rules.

Mr. Chang served as Gryphon’s Chief Executive Officer pursuant to a Consulting Agreement between Gryphon and Chang Advisory, Inc. (“Chang Advisory”), effective January 14, 2021 (the “Chang Agreement”). Mr. Chang is the sole owner of Chang Advisory. Under the agreement, Chang Advisory’s base fee was initially CAD $175,000 per year. The agreement provided that the base fee would increase to CAD $300,000 per year upon the closing of either: (i) an equity financing totaling at least CAD $5 million or (ii) a debt and equity financing totaling at least CAD $10 million. This condition was met in March 2021 and, accordingly, the base fee was raised to CAD $300,000 per year, which was later raised to USD $300,000. Under the agreement, Chang Advisory’s base fee for any year could not be reduced without the written consent of both Chang Advisory and Gryphon, and Chang Advisory was entitled to an annual cash incentive opportunity with a target equal to 100% of Chang Advisory’s base fee for such year. The agreement further provided that Gryphon would pay to Chang Advisory harmonized sales tax on any invoice or other compensation paid to Chang Advisory in the event that Gryphon’s head office becomes located in Canada or in the event that any law or governmental authority requires that such tax be remitted by Chang Advisory in respect of any such compensation.

On the effective date of the agreement, Chang Advisory became entitled to purchase, for USD $0.004 per share, 15.2% of the outstanding shares of common stock of Gryphon as of such date. In the event that Chang Advisory’s engagement with Gryphon terminated by reason of Chang Advisory’s resignation or by reason of a material breach by Chang Advisory of the agreement, or for cause (as defined in the Chang Agreement), prior to the one-year anniversary of the effective date of the agreement, Gryphon or any other affiliate of Gryphon had the right (but not the obligation) to repurchase (i) 75% of such shares if such termination occurred within six months of the effective date of the agreement; and (ii) 50% of such shares if such termination occurred after six months and within one year of such effective date, in each case for a price of USD $0.004 per share. Such repurchase right expired on the one-year anniversary of the effective date of the agreement.

In the event that Chang Advisory’s engagement was terminated by Gryphon without cause, was terminated by Chang Advisory for good reason, or in the event that there was a change in control (as defined in the agreement), all unvested equity awards held by Chang Advisory would have accelerated vesting and, with respect to any stock options, such options would remain fully exercisable until their original expiry date. In the event of Chang Advisory’s termination for cause or voluntary resignation, all equity awards granted to Chang Advisory that are outstanding on the date of such termination or resignation would have continued to vest on the original schedule and any stock options would have remained exercisable until the earlier of (i) the expiration date set forth in the applicable stock option agreement; or (ii) the expiration of 6 months measured from the date of such termination or resignation.

The agreement also provided that Chang Advisory will be entitled to receive reimbursement from Gryphon for all reasonable business expenses, and Mr. Chang and his partner and dependents would be eligible to participate in the benefit plans that are available to the executive officers of Gryphon. Under the agreement, Gryphon would have indemnified Chang Advisory and Mr. Chang to the fullest extent permitted by law against all costs, charges, awards, legal fees and expenses which Chang Advisory and/or Mr. Chang were involved because of its/his/their association with Gryphon, and Gryphon would have at all times maintain a Directors and Officers Insurance Policy under which Chang Advisory and Mr. Chang would be insured.

Upon termination of engagement due to the death or disability (as defined in the agreement) of Chang Advisory, Chang Advisory would have been entitled to receive: (i) any unpaid annual bonus for the year immediately prior to the year of such termination (in an amount equal to the greater of the bonus percentage accrued by Gryphon or Chang Advisory’s target annual bonus) and (ii) a pro-rated share of Chang Advisory’s target annual bonus for the year of such termination (in an amount equal to the bonus percentage accrued by Gryphon through the last closed accounting month prior to such termination but with such bonus percentage being deemed to be fully accrued if Gryphon was at least on target to attain the appropriate financial targets for such year). In addition, in the case of termination due to disability, Gryphon would have continued Chang Advisory’s and/or Mr. Chang’s participation in the benefit plans for so long as he remained disabled as defined under those plans.

Under the agreement, if Gryphon terminated Chang Advisory’s engagement (other than for cause or as a result of Chang Advisory’s death or disability), or in the event Chang Advisory resigns for good reason, or in the event of a termination of Chang Advisory’s engagement whether by Chang Advisory or by Gryphon for any reason other than cause within 6 months of a change in control, then Gryphon would have paid to Chang Advisory (i) a termination fee equal to the annual fee; (ii) bonus for any prior year that has been earned but was unpaid (in an amount equal to the greater of the bonus percentage accrued by Gryphon or Chang Advisory’s target annual bonus); and (iii) a pro-rated share of Chang Advisory’s target annual bonus for the year of such termination (in an amount equal to the bonus percentage accrued by Gryphon through the last closed accounting month prior such termination but with such bonus percentage being deemed to be fully accrued if Gryphon was at least on target to attain the appropriate financial targets for such year). As mentioned above, the Company terminated Mr. Chang for cause and as such, no severance payments were made to Mr. Chang. The Chang Agreement was terminated in connection with the Company’s termination of Mr. Chang and is therefore no longer in effect. Mr. Chang continues to serve the Company as a non-employee member of the Board.

Jessica Billingsley Employment Agreement

Ms. Billingsley served as the Chief Executive Officer of Akerna through Akerna’s merger with the Company pursuant to an employment agreement with Akerna (the “Billingsley Agreement”). The Billingsley Agreement was terminated in connection with the merger, but the terms of the Billingsley Agreement are described below in compliance with SEC rules. Ms. Billingsley now serves as a member of the Company’s Board.

Akerna paid Ms. Billingsley an annual base salary in the amount of $300,000. The base salary was subject to (1) review at least annually by the Board for increase, but not decrease, and (2) automatic increase by an amount equal to $50,000 from its then current level on the date upon which Akerna’s aggregate, gross consolidated trailing twelve month (TTM) revenue equals the product of (x) two multiplied by (y) Akerna’s TTM revenue as of the closing.

Ms. Billingsley was eligible for an annual bonus (the “Annual Bonus”) with respect to each fiscal year ending during her employment. Her target annual cash bonus was in the amount of one hundred percent (100%) of her base salary (the “Target Bonus”) with the opportunity to earn greater than the Target Bonus upon achievement of above target performance. The amount of the Annual Bonus was determined by the Board on the basis of fulfillment of the objective performance criteria established in its reasonable discretion. The performance criteria for any particular fiscal year was set no later than ninety days after the commencement of the relevant fiscal year.

Ms. Billingsley was entitled to participate in annual equity awards and employee benefits. She was indemnified by Akerna for any and all expenses (including advancement and payment of attorneys’ fees) and losses arising out of or relating to any of her actual or alleged acts, omissions, negligence, or active or passive wrongdoing, including the advancement of expenses she incurred. The foregoing indemnification was in addition to the indemnification provided to her by Akerna pursuant to her Indemnification Agreement.

In the event of Ms. Billingsley’s termination for cause or without good reason, Akerna was obligated to pay any accrued but unpaid base salary and any annual bonus earned and awarded for the fiscal year prior to that in which the termination occurs. In the event of Ms. Billingsley’s termination without cause or with good reason, Akerna was obligated to pay any accrued but unpaid base salary, any annual bonus earned and awarded for the fiscal year prior to that in which the termination occurs, a cash severance payment equal to her base salary, pro-rated annual bonus for the fiscal year in which the termination occurs through the date of termination, and twelve months of health benefits.

The Billingsley Employment Agreement also contained non-competition and non-solicitation provisions that applied through her employment and for a term of one year thereafter, and which were in addition to the non-competition and non-solicitation provisions prescribed under a certain Non-Competition Agreement between Ms. Billingsley and Akerna. The Billingsley Employment Agreement also contained a non-disparagement provision that applies through her employment and for a term of two years thereafter.

Outstanding Equity Awards at 2024 Fiscal Year-End

A summary of the number and the value of the outstanding equity awards as of December 31, 2024 held by the named executive officers is set out in the table below.

		Stock Awards(1)
Name	Date of Grant	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve Gutterman	02/23/2023	42,105	(1)	16,884	-		-
Chief Executive Officer	10/02/2024	1,114,454	(2)	446,896	557,227	(3)	223,448

Simeon Salzman	06/19/2023	450,040	(4)	180,466	-		-
Chief Financial Office	-	-		-	-		-

Eric Gallie	12/17/2024	500,000	(5)	200,500	-		-
Senior Vice President	-	-		-	-		-

Rob Chang	10/31/2024	264,080	(6)	105,896	-		-
Former Chief Executive Officer	-	-		-	-)		-

Jessica Billingsley	10/31/2024	264,080	(7)	105,896	-		-
Former Chief Executive Officer	-	-		-	-		-

(1)	This restricted stock unit grant of 84,210 vests in equal installments of 14,035 RSUs over three years every six-month anniversary from the grant date, February 23, 2023, subject to Mr. Gutterman’s continued employment with the Company. Remaining vesting dates as of December 31, 2024 are as follows, February 23, 2025, August 23, 2025 and February 23, 2026.

(2)	The restricted stock units subject to this award vest in equal installments on each of the first two anniversaries of the grant date, September 30, 2024, subject to Mr. Gutterman’s continued employment with the Company.

(3)	The restricted stock units subject to this award vest upon the Company’s remediation of certain stock exchange listing qualification failures that exist as of the effective date of the Gutterman Agreement.

(4)	Subject to Mr. Salzman’s continued employment through each applicable vesting date, the restricted stock units subject to this award vest 1/6th upon the 6-month anniversary of the effective date of the Salzman Agreement and the remainder of the restricted stock units will vest in substantially equal quarterly installments commencing with the first quarter following the 6-month anniversary of the effective date of the Salzman Agreement. The vesting of the Equity Grant will be accelerated if Mr. Salzman is continuously employed through a change in control.

(5)	The restricted stock units subject to this award vest as to one-fourth (1/4th) of the RSUs on each of the first four (4) annual anniversaries of the grant date.

(6)	The restricted stock units subject to this award vest as to one-fourth (1/4th) of the RSUs on each of the first four (4) quarterly anniversaries of October 1, 2024.

(7)	The restricted stock units subject to this award vest as to one-fourth (1/4th) of the RSUs on each of the first four (4) quarterly anniversaries of October 1, 2024.

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

Employee Benefits and Stock Plans

Gryphon Digital Mining Inc. 2024 Omnibus Incentive Plan

Set forth below is a summary of the material features of the Gryphon Digital Mining Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”), which was adopted in connection with the closing of the Business Combination.

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

In the event that the Company is subject to a change in control (as defined in the 2024 Plan), outstanding grants acquired under the 2024 Plan will be subject to the agreement evidencing the change in control, which need not treat all outstanding grants in an identical manner. Such agreement, without the grantee’s consent, may provide for one or more of the following with respect to all outstanding grants as of the effective date of such change in control: (a) the continuation of an outstanding grant by the Company (if the Company is the successor entity); (b) the assumption of an outstanding grant by the successor or acquiring entity (if any) of such change in control (or by its parents, if any); (c) the substitution by the successor or acquiring entity in such change in control (or by its parents, if any) of equivalent awards with substantially the same terms for such outstanding grants; (d) the full or partial acceleration of exercisability or vesting and accelerated expiration of an outstanding grant and lapse of the Company’s right to repurchase or re-acquire shares acquired under a grant or lapse of forfeiture rights with respect to shares acquired under a grant; (e) the settlement of such outstanding grant (whether or not then vested or exercisable) in cash, cash equivalents, or securities of the successor entity (or its parent, if any) with a fair market value equal to the required amount provided in the definitive agreement evidencing the change in control, followed by the cancellation of such grants; or (f) the cancellation of outstanding grants in exchange for no consideration.

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

The 2024 Plan will be administered by the Compensation Committee or the Board acting as the Compensation Committee (the “Administrator”). Without limitation, the Administrator will have the authority to, subject to the preceding sentence: construe and interpret the 2024 Plan, any grant agreement and any other agreement or document executed pursuant to the 2024 Plan; prescribe, amend, expand, modify and rescind or terminate rules and regulations relating to the 2024 Plan or any grant (including the terms or conditions of any grant); approve persons to receive grants; determine the form, terms and conditions of grants; determine the number of shares or other consideration subject to grants; determine the fair market value in good faith and interpret the applicable provisions of the 2024 Plan and the definition of fair market value in connection with circumstances that impact the fair market value, if necessary; determine whether grants will be granted singly, in combination with, in tandem with, in replacement of, or as alternatives to, other grants under the 2024 Plan or awards under any other incentive or compensation plan of the Company or any affiliate; grant waivers of any conditions of the 2024 Plan or any grant; determine the vesting, exercisability and payment of grants; correct any defect, supply any omission or reconcile any inconsistency in the 2024 Plan, any grant or any grant agreement; determine whether a grant has been earned or has vested; determine the terms and conditions of any, and to institute any exchange program; adopt or revise rules and/or procedures (including the adoption or revision of any subplan under the 2024 Plan) relating to the operation and administration of the 2024 Plan to facilitate compliance with requirements of local law and procedures outside the United States (provided that board of directors approval will not be necessary for immaterial modifications to the 2024 Plan or any grant agreement made to ensure or facilitate compliance with the laws or regulations of the relevant foreign jurisdiction); delegate any of the foregoing to one or more persons pursuant to a specific delegation as permitted by the terms of the 2024 Plan and applicable law, including Section 157(c) of the Delaware General Corporation Law; and make all other determinations necessary or advisable in connection with the administration of the 2024 Plan. We expect that our Compensation Committee will administer the 2024 Plan.

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

Incentive Stock Options. A grantee recognizes no taxable income for regular income tax purposes because of the grant or exercise of an option that qualifies as incentive stock option under Section 422 of the Code. If a grantee exercises the option and then later sells or otherwise disposes of the shares acquired through the exercise of the option after both the two-year anniversary of the date the option was granted and the one-year anniversary of the exercise, the grantee will recognize a capital gain or loss equal to the difference between the sale price of the shares and the exercise price, and we will not be entitled to any deduction for federal income tax purposes.

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

Benefits and Perquisites

The Company offers a standard benefits program for its named executive officers, which includes medical, dental, vision, life and AD&D insurance, short- and long-term disability coverage, flexible spending accounts, vacation time, paid holidays, and participation in a 401(k) plan, when   established.

Pay versus Performance

Pursuant to Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information regarding “compensation actually paid”, as defined in Item 402(v). In accordance with SEC rules, the “compensation actually paid” amounts shown in the table below for each applicable year reflect certain adjustments to the values reported in the Summary of Compensation Table as described in the footnotes to the following table.

Compensation actually paid differs materially from the amount of cash actually paid to the Company’s officers. In 2024, this difference can be summarized as follows:

Compensation Comparison for all PEOs
For the Year Ended December 31, 2024

PEO	Total Compensation Actually Paid as Defined by SEC Item 402(v)	Cash Compensation Actually Received by the PEO
Steve Gutterman	$1,025,411	$170,250
Rob Chang	$315,092	$209,196
Jessica Billingsly	$892,139	$66,573

In accordance with the transitional relief under the SEC rules for smaller reporting companies, only two years of information is required as this is the Company’s first year of disclosure under Item 402(v) of Regulation S-K.

Year	Summary Compensation Table Total for PEO 1(1)	Compensation Actually Paid to PEO 1 (2)	Summary Compensation Table Total for PEO 2(3)	Compensation Actually Paid to PEO 2(4)	Summary Compensation Table Total for PEO 3(5)	Compensation Actually Paid to PEO 3 (6)	Average Summary Compensation Table Total for Non-PEO NEOs (7)	Average Compensation Actually Paid to Non-PEO NEOs (8)	Value of Initial Fixed $100 Investment Based on TSR (9)	Net Income (Loss) (10)
(a)	(b)	(c)	(b)	(c)	(b)	(c)	(d)	(e)	(f)	(g)
2024	$1,347,062	$1,025,411	$374,774	$315,092	$1,181,142	$1,121,460	$340,741	$388,575	$3	$(21,300,000)
2023	$-	$-	$-	$-	$430,164	$430,164	$273,626	$273,626	$63	$(28,599,000)

(1)	Mr. Gutterman served as our PEO since September 2024.
(2)	The dollar amounts reported in this column represent the amount of “compensation actually paid” to Mr. Gutterman, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Gutterman during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to determine the “compensation actually paid” amounts reported above for Mr. Gutterman:

Reconciliation of Summary of Compensation Table Total to Compensation Actually Paid for CEO	2024	2023
Summary of Compensation Table Total	$1,347,062	$-

Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(1,047,363)	-

Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End	670,344	-

Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	-	-

Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that were Outstanding and Unvested as of the Applicable Fiscal Year End, Determined Based on the Change in ASC 718 Fair Value from Prior Fiscal year End to the Applicable Fiscal Year End	-	-

Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that Vested During the Applicable Fiscal year, Determined based on the Change in ASC 718 Fair Value from the Prior Fiscal Year End to the Vesting Date	55,368	-

Less: ASC 718 Fair Value of Awards Granted During a Prior Fiscal Year that were Forfeited During the Applicable Fiscal Year, determined as of the Prior Fiscal Year End	-	-

Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date	-

Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year	-	-

Compensation Actually Paid	$1,025,411	$-

For Steve Gutterman

Year Ended December 31,	Total Compensation Actually Paid as Defined by SEC Item 402(v)	Cash Compensation Actually Received by the PEO
2024	$1,025,411	$170,250
2023	$-	$-

(3)	Mr. Chang served as our PEO from the Company’s merger with Akerna until September 2024.

(4)	The dollar amounts reported in this column represent the amount of “compensation actually paid” to Mr. Chang, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Chang during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to determine the “compensation actually paid” amounts reported above for Mr. Chang:

Reconciliation of Summary of Compensation Table Total to Compensation Actually Paid for CEO	2024	2023
Summary of Compensation Table Total	$374,774	$-

Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(165,578)	-

Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End	105,896	-

Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	-

Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that were Outstanding and Unvested as of the Applicable Fiscal Year End, Determined Based on the Change in ASC 718 Fair Value from Prior Fiscal year End to the Applicable Fiscal Year End	-	-

Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that Vested During the Applicable Fiscal year, Determined based on the Change in ASC 718 Fair Value from the Prior Fiscal Year End to the Vesting Date

Less: ASC 718 Fair Value of Awards Granted During a Prior Fiscal Year that were Forfeited During the Applicable Fiscal Year, determined as of the Prior Fiscal Year End	-	-

Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date	-	-

Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year	-	-

Compensation Actually Paid	$315,092	$-

For Rob Chang

Year Ended December 31,	Total Compensation Actually Paid as Defined by SEC Item 402(v)	Cash Compensation Actually Received by the PEO
2024	$315,092	$209,196
2023	$-	$-

(5)	Ms. Billingsley served as the PEO of Akerna prior to its merger with the Company.

(6)	The dollar amounts reported in this column represent the amount of “compensation actually paid” to Ms. Billingsley, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Ms. Billingsley during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to determine the “compensation actually paid” amounts reported above for Ms. Billingsley:

Reconciliation of Summary of Compensation Table Total to Compensation Actually Paid for CEO	2024	2023
Summary of Compensation Table Total	$1,181,142	$430,164

Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(885,248)	-

Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End	105,896	-

Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	719,670

Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that were Outstanding and Unvested as of the Applicable Fiscal Year End, Determined Based on the Change in ASC 718 Fair Value from Prior Fiscal year End to the Applicable Fiscal Year End	-	-

Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that Vested During the Applicable Fiscal year, Determined based on the Change in ASC 718 Fair Value from the Prior Fiscal Year End to the Vesting Date	-

Less: ASC 718 Fair Value of Awards Granted During a Prior Fiscal Year that were Forfeited During the Applicable Fiscal Year, determined as of the Prior Fiscal Year End	-	-

Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date	-

Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year	-	-

Compensation Actually Paid	$1,121,460	$430,164

For Jessica Billingsley

Year Ended December 31,	Total Compensation Actually Paid as Defined by SEC Item 402(v)	Cash Compensation Actually Received by the PEO
2024	$1,121,460	$430,024
2023	$430,164	$430,164

(7)	For 2023, the non-PEO NEOs were Ray Thompson, David McCullough, and L. Dean Ditto. For 2024, the non-PEO NEOs were Simeon Salzman and Eric Gallie. The values reflected in this column reflect the average “Total Compensation” paid to each of the non-PEO NEOs in the applicable year, as set forth in the Summary of Compensation Table for the applicable year.

(8)	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the non-PEO NEOs, as a group, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not necessarily reflect the actual average amount of compensation earned by or paid to such persons during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the non-PEO NEOs as a group for each year to determine the compensation actually paid:

Reconciliation of Average Summary of Compensation Table Totals for non-PEO NEOs to Average Compensation Actually Paid to non-PEO NEOs	2024	2023
Average Summary of Compensation Table Total	$340,741	$273,626

Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	$119,250	$-

Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End	$100,250	-

Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	$-	$-

Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that were Outstanding and Unvested as of the Applicable Fiscal Year End, Determined Based on the Change in ASC 718 Fair Value from Prior Fiscal year End to the Applicable Fiscal Year End	$-	$-

Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that Vested During the Applicable Fiscal year, Determined based on the Change in ASC 718 Fair Value from the Prior Fiscal Year End to the Vesting Date	$66,834	$-

Less: ASC 718 Fair Value of Awards Granted During a Prior Fiscal Year that were Forfeited During the Applicable Fiscal Year, determined as of the Prior Fiscal Year End	$-	$-

Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date	$-	$-

Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year	$-	$-
Average Compensation Actually Paid	$388,575	$273,626

(9)	Cumulative Total Share Return (“TSR”) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(10)	The dollar amounts reported represent the amount of net income reflected in the Company’s audited financial statements for the applicable year.

Compensation Actually Paid and Cumulative TSR

The following graph, required by Item 402(v) of Regulation S-K ______, illustrates the amount of “compensation actually paid” (“CAP”) to Mr. Gutterman, Mr. Chang and Ms. Billingsley and the average amount of CAP to the Company’s Named Executive Officers as a group relative to the Company’s cumulative TSR over the two years presented in the table. This graph does not reflect cash actually paid to PEOs, which was approximately 80% lower.

Compensation Actually Paid and Net Income/Loss

The following graph, required by Item 402(v) of Regulation S-K compares CAP to Net Income/Loss. During Q4 2024, following the termination of Mr. Chang and the appointment of Mr. Gutterman, the Company improved its Net Income/Loss position from a loss of approximately $(5.9 million) for the quarter ending September 30, 2024 to a net income of approximately $401,000 for the quarter ending December 31, 2024. The table does not reflect the cash actually paid to PEOs, which was 80% lower.

Compensation of Directors

Director Compensation for Gryphon

The following table and accompanying narrative set forth information about the 2024 compensation provided to certain of members of the Company’s Board and the Akerna Board prior to the merger. The current non-employee members of our Board are as follows:

●	Jimmy Vaiopoulos (Chairman)
●	Brittany Kaiser
●	Jessica Billingsley
●	Robby Chang
●	Heather Cox
●	Daniel Tolhurst
●	Dan Grigorin

From the Closing to October 1, 2024, our Board members were compensated pursuant to our former director compensation program, which provided for (i) an annual cash retainer of $35,000, (ii) an additional committee chairperson retainer of $12,500, and (iii) an additional committee member retainer of $10,000. A director could not receive both a committee chairperson and a member retainer for service on the same committee. The retainers were earned on a quarterly basis and paid in arrears not later than 30 days following the end of each calendar quarter. Prior to the Closing, Gryphon did not have a formal compensation policy for non-employee directors and instead entered into Director Agreements with its directors.

On October 1, 2024, based on a market study conducted by Korn Ferry, who was engaged as a compensation consultant, the Board approved the following Director Compensation Program:

Element	Amount
Annual Board Cash Retainer	$60,000
Annual Equity Award	$160,000
Annual Audit Committee Member Retainer	$10,000
Annual Compensation Committee Member Retainer	$7,500
Annual Nominating/Governance Committee Member Retainer	$7,500
Annual Board Chair Additional Retainer:	$40,000
Annual Audit Chair Additional Retainer	$20,000
Annual Compensation Chair Additional Retainer	$15,000
Annual Nominating/Governance Chair Additional Retainer	$15,000

Name	Fees Earned ($)	Stock Awards ($)	Total ($)
Jimmy Vaiopoulos, Chairperson	21,750	206,972	228,722
Heather Cox	56,250	165,578	221,828
Daniel Tolhurst	25,388	165,578	190,966
Brittany Kaiser	120,316	165,578	285,894
Dan Grigorin	11,129	165,578	176,707

(1)	The compensation paid to Mr. Gutterman, Mr. Chang and Ms. Billingsley for their service on the Board is reflected above in the Summary Compensation Table.
(2)	Mr. Vaoipoulos joined the Board on September 17, 2024.
(3)	Mr. Tolhurst joined the Board on August 27, 2024.
(4)	Mr. Grigorin joined the Board on October 24, 2024.
(5)	At the end of 2024, the Company’s non-employee directors held the following outstanding equity awards: Mr. Vaipoulos: 330,100 stock awards; Ms. Cox: 306,184 stock awards; Mr. Tolhurst: 264,080 stock awards; Ms. Kaiser: 264,080 stock awards; Mr. Grigorin: 264,080 stock awards.

Director Agreement with Ms. Kaiser

Ms. Kaiser and Gryphon entered into a Director Agreement on May 12, 2021 (the “Director Agreement”), pursuant to which she agreed to serve as a member of the Gryphon Board upon the terms and conditions set forth in Director Agreement, subject to any necessary approval by Gryphon’s stockholders after an initial one-year term on the Gryphon Board. The Director Agreement requires Ms. Kaiser to use her best efforts to promote the interests of Gryphon and to dedicate a minimum of 20 hours per week to Gryphon. Under the Director Agreement, Ms. Kaiser is entitled to a base fee of $200,000 per year, which may not be reduced without the written consent of Ms. Kaiser. During the term of the Director Agreement, Gryphon will reimburse Ms. Kaiser for all reasonable out-of-pocket expenses incurred by Ms. Kaiser, subject to certain pre-approval requirements. In connection with the entry into the Director Agreement, Achayot Partners LLC received 700,000 shares of Gryphon’s common stock. Ms. Kaiser is the CEO and 50% owner of Achayot Partners LLC, with Natalie Kaiser, the other 50% owner of Achayot Partners LLC. The term of the Director Agreement is the period commencing on the May 12, 2021 and terminating upon the earliest of (a) May 12, 2024; (b) the death of Ms. Kaiser; (c) the termination of Ms. Kaiser from her membership on the Gryphon Board by the mutual agreement of Gryphon and Ms. Kaiser; (d) the removal of Ms. Kaiser from the Gryphon Board by the majority stockholders of Gryphon or the stockholder who appointed Ms. Kaiser, as applicable; and (e) the resignation by Ms. Kaiser from the Gryphon Board. During her service as a member of the Gryphon Board and for a period of one year thereafter, Ms. Kaiser will not interfere with Gryphon’s relationship with, or endeavor to entice away from Gryphon, any person who, on the date of the termination of Ms. Kaiser’s service as a member of the Gryphon Board and/or at any time during the one year period prior to the termination of such service, was an employee or customer of Gryphon or otherwise had a material business relationship with Gryphon. Ms. Kaiser is also subject to a customary non-competition covenant in favor of Gryphon during her service as a member of the Gryphon Board and for a period of six months thereafter. Under the Director Agreement, Gryphon will indemnify Ms. Kaiser for her activities as a member of the Gryphon Board to the fullest extent permitted under applicable law and will use its best efforts to maintain Directors and Officers Insurance benefitting the Gryphon Board. The Company’s agreement with Ms. Kaiser was not renewed and Ms. Kaiser is now compensated for her service on our Board pursuant to the director compensation program discussed above.

Director Compensation for Akerna

The following table sets forth the compensation granted to directors of Akerna who were not also executive officers during period between January 1, 2024 and the closing of the merger between Gryphon and Akerna.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Fishman	31,396	-	-	-	-	-	31,396
Matt Kane	41,750	-	-	-	-	-	41,750
Tahira Rehmatullah	41,750	-	-	-	-	-	41,750
Scott Sozio(1)	175,000	-	-	-	-	-	175,000

(1)	Mr. Sozio received compensation pursuant to his role as the Head of Corporate Development and was not compensated independently as a director.

Narrative Disclosure to Director Compensation Table for Akerna

Compensation granted to the Akerna directors who were not also executive officers or employees during the period between January 1, 2024, and the closing of the merger between Gryphon and Akerna was paid in cash including base annualized compensation of $20,000 and annualized committee fees of $21,750 for participation on each of the audit, compensation, corporate governance and nominating committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of March 31, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of Common Stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding our shares of Common Stock;

●	each of our executive officers and directors that beneficially owns our shares of Common Stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 69,346,005 shares of our Common Stock, issued and outstanding as of March 31, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner	Total # of Shares Beneficially Owned	Percentage of Ownership(1)
Rob Chang	3,375,668	4.9%
Brittany Kaiser (1)	864,249	1.2%
Simeon Salzman (2)	658,193	0.9%
Heather Cox (3)	286,658	*
Steve Gutterman (4)	625,470	*
Jessica Billingsley (5)	453,241	*
Peter Gallie (6)	290,472	*
Dan Grigorin	66,020	*
Jimmy Vaiopoulos (7)	179,349	*
Dan Tolhurst (8)	3,569,317	5.1%
All directors and officers as a group (10 persons named above)	10,368,637	15.0%

Other 5% Stockholders
Anchorage Lending CA, LLC (9)	17,757,576	25.6%

*	Represents beneficial ownership of less than 1%.

(1)	Includes 96,824 shares issuable upon exercise of warrants to purchase common stock.
(2)	Includes 19,365 shares issuable upon exercise of warrants to purchase common stock.
(3)	Includes 96,284 shares issuable upon exercise of warrants to purchase common stock.
(4)	Includes 77,459 shares issuable upon exercise of warrants to purchase common stock.
(5)	Includes 48,412 shares issuable upon exercise of warrants to purchase common stock.
(6)	Includes 145,236 shares issuable upon exercise of warrants to purchase common stock.
(7)	Includes 48,412 shares issuable upon exercise of warrants to purchase common stock.
(8)	Includes 96,824 shares issuable upon exercise of warrants to purchase common stock.
(9)	Consists of 8,287,984 shares of Common Stock, 5,530,198 shares of Common Stock issuable upon exercise of warrants and 3,939,394 shares of Common Stock issuable upon conversion of convertible notes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements in the section titled “Executive Compensation,” the following is a description of each transaction since January 1, 2023, and each currently proposed transaction, in which:

●	Gryphon has been or is to be a participant;

●	the amount involved exceeded or exceeds $120,000; and

●	any of Gryphon’s directors, executive officers, or beneficial holders of more than 5% of any class of Legacy Gryphon’s capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

On January 13, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with several institutional and accredited investors and certain directors and officers of the Company (and certain of their affiliated parties) for the purpose of raising approximately $2.85 million in gross proceeds for the Company. Pursuant to the terms of the SPA, the Company agreed to sell in a registered direct offering an aggregate of (i) 6,941,856 shares (the “Shares”) of the Company’s Common Stock and (ii) warrants to purchase 6,941,856 shares of Common Stock at an exercise price of $1.50 per share (the “Common Warrants”), at a combined purchase price per share and accompanying Common Warrant equal to $0.40 for third-party investors and $0.516 for directors and officers of the Company. The offering closed on January 14, 2025. Jessica Billingsley purchased 48,412 shares of Common Stock and 48,412 accompanying common warrants for $25,000. Dan Tolhurst, Brittany Kaiser, and Heather Cox each purchased 96,824 shares and 96,824 accompanying warrants for $50,000. Steve Gutterman purchased 77,459 shares and 77,459 accompanying warrants for $40,000. Eric Gallie purchased 145,236 shares and 145,236 accompanying warrants for $75,000. Sim Salzman purchased 19,365 shares and 19,365 accompanying warrants for $10,000. An affiliate of Jimmy Vaiopoulos purchased 48,412 shares and 48,412 accompanying warrants for $25,000.

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

Item 14. Principal Accountant Fees and Services.

Marcum LLP (“Marcum”) was the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022 and the subsequent interim periods through April 26, 2024. As previously disclosed, the Company dismissed Marcum on April 26, 2024. The dismissal of Marcum was approved by the audit committee and was not the result of any disagreement with Marcum. Marcum’s audit reports on the financial statements as of December 31, 2023 and 2022 of the Company did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor did it modify its opinion as to uncertainty, audit scope or accounting principles, except that such report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company engaged RBSM LLP (“RBSM”) on April 26, 2024, in connection with the termination of the Company’s engagement of Marcum. RBSM audited the Company’s consolidated financial statements for the fiscal year ending December 31, 2024 and reviewed the Company’s quarterly consolidated financial statements for each of the quarters ending March 31, 2024, June 30, 2024, and September 30, 2024. RBSM previously served as the independent registered public accounting firm of Ivy prior to the closing of the Merger.

The following table shows the fees paid or accrued by us to RBSM during the fiscal years ended December 31, 2024 and 2023:

Type of Service	2024	2023
Audit Fees	$211,550	$216,500
Audit-Related Fees	113,500	80,500
Tax Fees	-	-
Other Fees	-	-
Total	$325,050	$297,000

The following table shows the fees paid or accrued by us to Marcum during the fiscal years ended December 31, 2024 and 2023:

Type of Service	2024	2023
Audit Fees	$235,149	$304,880
Audit-Related Fees	79,078	222,694
Tax Fees	-	-
Other Fees	-	-
Total	$314,227	$527,574

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gryphon Digital Mining, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gryphon Digital Mining, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations stockholders’ equity/(deficit) and cash flows for each of the years the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred a loss from operations and has an accumulated deficit that raise substantial doubt about the company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for digital assets (crypto currencies) to fair value, with changes in fair value recognized in net income, effective as of January 1, 2024 due to the adoption of Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relate.

Evaluation of Accounting for and Disclosure of Cryptocurrency Mining Revenue Recognized

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. For cryptocurrency mining revenue, the Company provides computing power services to the mining pools and in exchange for providing such computing power, the Company is entitled to considerations in the form of cryptocurrencies from the mining pools. The Company’s management has exercised significant judgments in their determination of how existing accounting guidance should be applied to the accounting for and disclosure of cryptocurrency mining revenue recognized.

We identified the accounting for and disclosure of cryptocurrency mining revenue recognized as a critical audit matter due to the nature and extent of audit effort required to address the matter, which includes significant involvement of more experienced engagement team members. Subjective auditor judgment was required in determining the nature and extent of audit procedures to test the occurrence of the revenues recognized by the Company.

The primary procedures we performed to address this critical audit matter included the following:

●	Evaluated the design of the Company’s information technology (“IT”) environment that is relevant to the cryptocurrency mining revenue with the assistance of our IT professional;

●	Performed site visit of the facility where the Company’s mining machines were located, which included an observation of the physical and environmental controls and mining machines observation procedures;

●	Evaluated management’s rationale for the application of ASC 606 to account for its cryptocurrency mining revenue, which included evaluating the contracts between the Company and the mining pool operator;

●	Evaluated and tested management’s rationale and supporting documentation associated with the valuation of cryptocurrency awards earned;

●	Compared the Company’s wallet records of cryptocurrency mining revenue received to publicly available blockchain records and evaluated the relevance and reliability of audit evidence obtained from public blockchains;

●	Performed certain substantive analytical procedures to determine completeness and existence of cryptocurrency assets earned by the Company as consideration for services rendered; and

●	Evaluated management’s disclosures of its cryptocurrency mining revenue in the financial statement footnotes.

/s/ RBSM LLP

RBSM LLP

March 31, 2025

We have served as the Company’s auditor since 2020

Larkspur, California

PCAOB ID 587

Gryphon Digital Mining, Inc and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2024	2023

Assets
Current assets
Cash and cash equivalents	$735,000	$915,000
Restricted cash	-	8,000
Accounts receivable	-	486,000
Prepaid expenses	409,000	581,000
Marketable securities	115,000	403,000
Digital assets held for other parties	-	908,000
Digital asset	1,016,000	2,097,000
Total current assets	2,275,000	5,398,000

Mining equipment, net	2,994,000	12,916,000
Intangible asset	100,000	100,000
Deposits	2,263,000	420,000
Total assets	$7,632,000	$18,834,000

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$9,045,000	$3,649,000
Obligation liability related to digital assets held for other parties	-	916,000
Note payable – current portion	213,000	-
Bitcoin denominated note payable - current portion	-	14,868,000
Current liabilities	9,258,000	19,433,000

Note payable – less current portion	5,384,000	-
Total liabilities	14,642,000	19,433,000

Stockholders’ deficit
Common stock, $0.0001 par value, 150,000,000 shares authorized; 52,991,590 and 34,415,655 shares issued and outstanding, respectively	5,000	3,000
Additional paid-in capital	60,050,000	46,598,000
Shares to be issued – register direct offering	670,000	-
Subscription receivable	-	(25,000)
Accumulated deficit	(67,735,000)	(47,175,000)
Total stockholder’s deficit	(7,010,000)	(599,000)
Total liabilities and stockholders’ deficit	$7,632,000	$18,834,000

The accompanying notes are an integral part of these consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2024	2023
Revenues
Mining activities	$20,539,000	$21,052,000
Management services	-	873,000
Total revenues	20,539,000	21,925,000
Operating expenses
Cost of revenues (excluding depreciation)	15,818,000	13,462,000
General and administrative expenses	11,267,000	4,760,000
Stock-based compensation expense (benefit)	1,588,000	(152,000)
Depreciation expense	11,179,000	14,958,000
Impairment of digital assets	-	275,000
Impairment of miners	-	8,335,000
Unrealized gain on digital assets	(1,566,000)	-
Realized gain on sale of digital assets	-	(535,000)
Total operating expenses	38,286,000	41,103,000
Loss from operations	(17,747,000)	(19,178,000)

Other income (expense)
Unrealized (loss) gain on marketable securities	(288,000)	168,000
Realized gain from use of digital assets	-	3,899,000
Change in fair value of notes payable	(8,058,000)	(13,297,000)
Interest expense	(915,000)	(758,000)
Loss on disposal of asset	(146,000)	(55,000)
Merger and acquisition cost	(394,000)	-
Other income	-	446,000
Gain on settlement of BTC Note	6,248,000	-
Total other income (expense)	(3,553,000)	(9,597,000)

Loss before provision for income taxes	(21,300,000)	(28,775,000)

Provision for income taxes	-	176,000
Net loss	$(21,300,000)	$(28,599,000)

Net loss per share, basic and diluted	$(0.51)	$(0.83)
Weighted average shares outstanding - basic and diluted	41,911,711	34,270,512

The accompanying notes are an integral part of these consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-In	Shares to	Subscription	Retained	Total Stockholders’
	Shares	Amount	Capital	be Issued	Receivable	Earnings	Deficit
Balance as of December 31, 2022	34,162,454	$3,000	$45,302,000	$-	$(25,000)	$(18,576,000)	$26,704,000
Common stock issued for compensation	112,510	-	382,000	-	-	-	382,000
Restricted common stock awards issued for compensation	71,975	-	620,000	-	-	-	620,000
Restricted common stock awards issued for payment of service	141,558	-	44,000	-	-	-	44,000
Additional paid-in capital for services contributed by the Company’s president	-	-	250,000	-	-	-	250,000
Cancelled common stock	(72,842)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(28,599,000)	(28,599,000)
Balance as of December 31, 2023	34,415,655	$3,000	$46,598,000	$-	$(25,000)	$(47,175,000)	$(599,000)
Revaluation of digital assets	-	-	-	-	-	740,000	740,000
Common stock issued for cash	493,791	-	1,395,000	-	-	-	1,395,000
Common stock issued for acquisition of Akerna’s net book value	2,921,362	-	(2,256,000)	-	-	-	(2,256,000)
Common stock issued for after the market program	5,182,929	1,000	3,700,000	-	-	-	3,701,000
Common stock issued for exercise of warrants	165,622	-	-	-	-	-	-
Common stock issued for services	1,327,527	-	1,884,000	-	-	-	1,884,000
Common stock issued for settlement of BTC Note	8,287,984	1,000	5,072,000	-	-	-	5,073,000
Warrants issued for settlement of BTC Note	-	-	3,048,000	-	-	-	3,048,000
Common stock issued for vesting of RSUs	196,720	-	322,000	-	-	-	322,000
Compensation expense for market-based RSUs	-	-	312,000	-	-	-	312,000
Cancelation of stock subscription receivable	-	-	(25,000)	-	25,000	-	-
Cash proceeds for registered direct offering	-	-	-	670,000	-	-	670,000
Net loss	-	-	-	-	-	(21,300,000)	(21,300,000)
Balance December 31, 2024	52,991,590	$5,000	$60,050,000	$670,000	$-	$(67,735,000)	$(7,010,000)

The accompanying notes are an integral part of these consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,300,000)	$(28,599,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Gain from settlement of BTC Note	(6,248,000)	-
Impairment of digital assets	-	275,000
Realized gain from sale of digital assets	-	(535,000)
Realized gain from use of digital assets	-	(3,899,000)
Unrealized gain on digital assets	(1,566,000)	-
Impairment of miners	-	8,335,000
Depreciation expense	11,179,000	14,958,000
Forfeiture of restricted common stock awards	-	(1,910,000)
Compensation cost related to restricted common stock awards	1,588,000	1,508,000
Fair value of common stock issued to consultants	1,884,000	-
Compensation for services contributed by the Company’s President	-	250,000
Unrealized loss (gain) on marketable securities	288,000	(168,000)
Loss on asset disposal	146,000	55,000
Change in fair value of BTC Note	8,058,000	13,193,000
Interest expense	914,000	758,000
Digital asset revenue	(20,539,000)	(21,052,000)
Other	-	67,000
Changes in operating assets and liabilities
Proceeds from the sale of digital assets	20,260,000	18,512,000
Accounts receivable	486,000	(456,000)
Prepaid expenses	(230,000)	(249,000)
Accounts payable and accrued liabilities	1,684,000	1,968,000
Net cash (used in) provided by operating activities	(3,396,000)	3,011,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mining equipment	(1,075,000)	(1,894,000)
Proceeds from the sale of miners	170,000	-
Refundable deposit	(1,842,000)	(360,000)
Net cash used in investing activities	(2,747,000)	(2,254,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for insurance payable	(601,000)	(109,000)
Issuance of note payable for insurance premiums	569,000	-
Payment for interest on notes payable	(40,000)	-
Cash paid for legal fees incurred for BTC Note restructuring	(230,000)	-
Proceeds from registered direct offering	670,000	-
Cash acquired in connection with the reverse recapitalization	500,000	-
Proceeds from issuance of common stock - private placement	1,395,000	-
Proceeds from issuance of common stock - ATM	4,043,000	-
Cash expenses for issuance of common stock	(343,000)	-
Net cash provided by (used in) financing activities	5,963,000	(109,000)

Net change in cash	(180,000)	648,000

Cash-beginning of period	915,000	267,000
Cash-end of period	$735,000	$915,000
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$735,000	$915,000
Restricted cash	-	8,000
Cash and cash equivalents and restricted cash	$735,000	$923,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$40,000	$-
Cash paid for income taxes	$-	$176,000

Non-Cash investing and financing activities:
Accrued expenses for issuance of common stock	$322,000	$845,000
ASC 2023-08 fair value adjustment	$740,000	$-
Fair value of common stock issued for settlement of BTC Note	$5,072,000	$-
Fair value of warrants issued for settlement of BTC Note	$3,048,000	$-
Promissory note issued for settlement of BTC Note	$5,000,000	$-
Digital assets used for principal and interest payment BTC Note	$3,665,000	$7,770,000

The accompanying notes are an integral part of these consolidated financial statements

Gryphon Digital Mining, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

On February 9, 2024, the Company completed the transactions contemplated by the Merger Agreement (the “Merger”). Under the terms of the Merger Agreement, Akerna Merger Co. (“Merger Sub”) merged with and into Ivy, with Ivy surviving as a wholly-owned subsidiary of Akerna. On the Effective Date of the Merger, each share of Ivy’s common stock, par value $0.0001 per share (the “Ivy Common Stock”), and Ivy’s preferred stock, par value $0.0001 per share (the “Ivy Preferred Stock,” collectively referred to herein with the Ivy Common Stock as the “Ivy Shares”), outstanding immediately prior to the Effective Date was converted into the right to receive approximately 1.7273744 shares of Gryphon common stock. Each warrant to purchase common stock of Ivy that was issued and outstanding at the Effective Date remained issued and outstanding and were assumed by the Company and is exercisable for shares of common stock pursuant to its existing terms and conditions as adjusted to reflect the ratio of exchange of Ivy Shares for shares of common stock. In connection with the Merger, on February 8, 2024, Akerna filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Reverse Stock Split Amendment”). Because the Reverse Stock Split Amendment did not reduce the number of authorized shares of common stock, the effect of the Reverse Stock Split was to increase the number of shares of common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not modify any voting rights or other terms of the common stock. Eighty thousand and eight hundred and sixty-four (80,864) fractional shares were issued in connection with the Reverse Stock Split. Immediately after giving effect to the Merger and the Reverse Stock Split, the Company had 38,038,533 shares of common stock outstanding. On February 9, 2024, the common stock began trading on the Nasdaq under the symbol “GRYP.” All share and per-share data presented in these consolidated financial statements have been adjusted for the exchange ratio.

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

On December 20, 2024, the Company formed a wholly owned subsidiary Canada corporation named 2670786 Alberta LTD (“Alberta LTD”). Alberta LTD was formed to be the holding company for the prospective acquisition of Captus Energy, as further described in Note 13 – Subsequent Events.

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

Since the Company began revenue generation in September 2021, management has financed the Company’s operations through equity and debt financing and the sale of the digital assets earned through mining operations. On December 31, 2024, the Company had cash and cash equivalents totaling $735,000 and digital assets totaling $1,016,000.

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

Segment Reporting

The Company adopted FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280) for the annual reporting period ended December 31, 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The Company’s CODM group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates as one operating segment and uses net income or loss as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of significant acquisitions and allocation of budget between cost of revenues and general and administrative expenses.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. There are no intra-entity sales or transfers and no significant expense categories regularly provided to the CODM beyond those disclosed in the Consolidated Statements of Operations.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of December 31, 2024, and 2023, the Company had $435,000 and $665,000 in excess of the federal insurance limit, respectively. Also, the Company held cash for third parties in the amount of $8,000 as of December 31, 2023. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

As of December 31, 2024, the Company had no accounts receivable.

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

Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and would then be revalued at each reporting date, with changes in the fair value reported in the statements of operations. If there are stock-based derivative financial instruments, the Company will use a probability-weighted average series Binomial lattice option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

Cryptocurrency mining:

The Company entered into contracts with digital asset mining pool operators to provide the service of performing hash computations for the mining pool operator. The contracts are continuously renewable and are terminable without penalty at any time by either party. The Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of Bitcoin. Hashrate is the measure of the computational power per second used when mining. Since the contract is continuously renewing, second by second, the mining contract is considered to have a duration of less than 24 hours for accounting purposes.

Providing computing power in Bitcoin transaction verification services is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with third party pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which is all variable. There is no significant financing component in these transactions.

The Company earns Bitcoin during a 24 hour cycle between 00:00:00 UTC and 23:59:59 UTC (“24-hour Period”) unless terminated in accordance with the terms set forth by the terms of service. The Company performs hash computations for one mining pool operator, Foundry USA. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block.

The fair value of the Bitcoin award received is determined using the intraday average quoted price of the Bitcoin over the 24-Hour Period. The Company’s Bitcoin earned are actively traded on the major trading platforms. The Company considers Coinbase to be its primary market. The consideration the Company will receive, comprised of block rewards, transaction fees less mining pool operator fees are aggregated, over the 24-Hour Period, in a sub-balance account held by the mining pool operator, which is finalized one hour later at 1:00 AM UTC. The sub-balance account is then withdrawn to the Company’s whitelisted wallet address, once a day, between the hours of 9am to 5pm UTC time (the “Settlement”). The rate of payment occurs once per day, as long as the minimum payout threshold of 0.01 bitcoin has accumulated in the sub- account balance, in accordance with the mining pool operator’s terms of service. At the time of Settlement, the company values the amount of Bitcoin earned. Given that the contract duration is considered less than 24 hours, the Company uses the average Bitcoin price over the 24 hour period, as quoted by Coinbase, to record the revenue. By utilizing the average daily price of bitcoin over the time earned, the Company eliminates any differences that may arise due to the volatility in trading price between bitcoin and fiat currency during the period where the Company establishes and completes the contract.

Pursuant to ASC 606-10-55-42, the Company assessed if the customer’s option to renew represented a material right that represents a separate performance obligation and noted the renewal is not a material right. The definition of a material right is a promise in a contract to provide goods or services to a customer at a price that is significantly lower than the stand-alone selling price of the good or service. The mining pool operator does not provide any discounts and as such there is no economic benefit to the customer and as such a separate performance obligation does not exist under 606-10-55-42. In addition, there are no options for renewal that are separately identifiable from other promises in the contract, such as an ability to extend the contract at a reduced price.

The performance obligation of the Bitcoin miner under the mining contracts with Foundry Pool USA involves the service of performing hash computations to facilitate the verification of digital asset transactions. The Company’s miners contribute computing power (i.e. hashrate) that perform hash calculations to the mining pool operator, engaging in the process of validating and securing transactions through the generation of Bitcoin hashes. The mining pool then utilizes a specific mining algorithm (e.g. SHA-256) to submit shares (proof of work) to the mining pool’s server as they contribute to solving the Bitcoin puzzles required to mine a block. The Company reviews and analyzes its individual pool performance using a dashboard provided by Foundry Pool USA that includes real-time statistics on hashrate, shares submitted and earnings. The service of performing hash computations in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing these services is the only performance obligation in the Company’s contracts with mining pool operators.

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

At the time the digital assets are mined, they are transferred into the custodial wallet maintained by the Company. As of the receipt of the digital asset, the Company has completed its performance obligation, the transaction price is determinable, net operating profit can be calculated so that the Company can determine its revenue under the contract; therefore, the Company records as revenue the management fee received. On October 6, 2023, Sphere 3D delivered a termination notice to the Company with respect to the Sphere MSA. Subsequent to December 31, 2024, on March 7, 2025, the Company entered into a settlement agreement and release with Sphere 3D. See Note 8– Commitments and Contingencies and Note 13 – Subsequent Events.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the years ended December 31, 2024 and 2023 because their inclusion would be anti-dilutive. Common stock equivalents, consisting of non-penny stock warrants and unvested RSUs, amounted to 10,150,709 shares and 10,958,876 shares as of December 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations, except for the following.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after December 15, 2024. The Company adopted ASU 2023-07 during the fourth quarter of 2024, which did not have a material impact on the Consolidated Financial Statements.

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

Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt the new guidance effective January 1, 2024 resulting in a $740,000 cumulative-effect change to adjust the Company’s bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require the disclosure of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities. It also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.

NOTE 2 – DIGITAL ASSETS

The following table summarizes the digital currency transactions of Bitcoin for as of December 31,

	2024	2023
ASC 2023-08 fair value adjustment	$740,000	$-
Digital assets beginning balance	2,097,000	6,746,000
Revenue recognized from mined digital assets	20,539,000	21,052,000
Revenue share from Sphere 3D	-	321,000
Cost of digital assets sold for cash	(20,261,000)	(17,977,000)
Cost of digital assets transferred for noncash expenditures	(3,665,000)	(7,770,000)
Impairment loss on digital assets	-	(275,000)
Fair value gain on digital assets	1,566,000	-
Digital assets ending balance	$1,016,000	$2,097,000

For the years ended December 31, 2024 and 2023, the Company used digital assets with a value of $3,665,000 and $7,770,000, respectively, for the payment of principal and interest for its notes payable.

The following table presents the Company’s Bitcoin holdings as of December 31,

	2024	2023
Number of Bitcoin held	10.93	67.18
Carrying basis - per Bitcoin	$61,532	$31,213
Fair value - per Bitcoin	$92,987	$42,214
Carrying basis of Bitcoin	$672,259	$2,097,000
Fair value of Bitcoin	$1,016,000	$2,836,000

The carrying basis (or cost basis) represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities.

The carrying amount for 67.18 Bitcoin held as of the adoption of ASC 350-60, was determined on the “cost less impairment” basis.

The Company’s Bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of December 31, 2024 and 2023, the Company held no other crypto currency.

As of December 31, 2024 and 2023, the Company held 100% of its Bitcoin in cold storage and nil in hot wallets, respectively.

Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Effective January 1, 2024, the Company early adopted ASU 2023-08, which requires entities to ‘measure crypto assets at fair value with changes recognized in the consolidated statement of operation each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASU 2023-08, the Company recorded a $740,000 increase in digital assets and a $740,000 decrease in accumulated deficit on the consolidated balance sheets as of January 1, 2024.

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

The table below summarizes the movement in this account for the years ended December 31,

	2024	2023
Fair value beginning of period	$403,000	$235,000
Change in fair value	(288,000)	168,000
Balance end of period	$115,000	$403,000

NOTE 4 – DEPOSITS

The deposits are summarized as of December 31,

	2024	2023
Balance beginning of period	$420,000	$60,000
Cash deposit	2,207,000	360,000
Amounts applied to accounts payable	(364,000)	-
Balance end of period	$2,263,000	$420,000

The Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also typically require advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Deposits” in the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had deposits of approximately $656,000 and $420,000 with data centers.

Giga Caddo, LLC

On August 16, 2024, Giga Caddo, LLC, a Delaware limited liability company (“Seller”), and the Company entered into an Asset Purchase Agreement (the “Giga Purchase Agreement”) pursuant to which Seller agreed to sell: (i) four (4) natural gas generators with a combined gas standby rating of 1,900 kW, (ii) five hundred and sixty-six (566) bitcoin ASIC mining computers with a combined hashrate capacity of approximately 57,120 TH/s, (iii) six (6) Giga Box Air modular data center units with a combined power capacity of 2,900 kW and (iv) certain other crypto mining equipment and related assets to be agreed by the parties (the “Assets”) for $1,500,000 in USD cash (the “Giga Purchase Price”) (the “Giga Transaction”). On August 5, 2024, prior to the execution of the Giga Purchase Agreement, $50,000 of the Purchase Price was paid in the form of a refundable earnest money deposit, (ii) on August 19, 2024, $50,000 of the Purchase Price was paid.

On August 29, the Company entered into an amendment to the Giga Purchase Agreement (“Giga Amendment”). The Giga Amendment amended the deadline for the closing date of the Giga Transaction from August 31, 2024 to September 30, 2024. In connection with the Giga Amendment, the Company agreed to make an additional advance payment of $250,000, which was paid on August 29, 2024. As a result of this additional advance payment, the parties agreed that the remaining Giga Purchase Price final payment will be in two payments of $575,000. As such the total Giga purchase price remains $1,500,000. The parties further agreed that out of the pre-paid amounts of $350,000, $100,000 will not be refundable to the Company if the Giga Transaction is terminated prior to the closing date, except to the extent such termination is the result of the Seller’s breach of the Giga Purchase Agreement, in which case all pre-paid amounts shall be refunded to the Company. As of December 31, 2024, the Giga Acquisition was not completed.

Captus Energy

On November 14, 2024, the Company entered into a nonbinding term sheet (“Captus Term Sheet”) with Captus. As part of the Captus Term Sheet the Company was required to pay $143,759 (CAD $200,000) and issue shares of the Company’s common stock valued at CAD$800,000 which would be priced at a 5-day VWAP (“Captus Shares’) and such shares to be placed escrow account. The Captus Shares would be refundable to the Company if the Captus Energy transaction did not occur. As of December 31, 2024, the Company paid the cash deposit of approximately $144,000, and the Captus Shares issuance was not completed. Also, the Company has incurred acquisition-related costs of approximately $153,000. See Note 13 – Subsequent Events for a detailed description of the Captus Energy transaction.

RepairBit LLC

On November 25, 2024, the Company entered into a term sheet (“RepairBit Acquisition”) for the acquisition RepairBit LLC (“RepairBit”) a bitcoin mining repair vendor. The aggregate RepairBit purchase price is $5,000,000, less any non-refundable deposits, which is payable in shares of the Company’s common stock. In December 2024, the Company paid refundable deposits of $300,000. As of December 31, 2024, the RepairBit Acquisition was not completed.

Erikson National Energy Inc.

On December 9, 2024, the Company entered into an asset purchase and sale agreement (the “Erikson Purchase Agreement”) with Erikson National Energy Inc. (“Erikson”), a Canadian corporation under the laws of the Province of Alberta. Erikson commenced proposal proceedings under the Bankruptcy and Insolvency Act (Canada) (“BIA”) on October 1, 2024 by filing a Notice of Intention to Make a Proposal, pursuant to section 50.4 of the BIA, and KSV Restructuring Inc. was named as proposal trustee. Pursuant to an order of the Court of King’s Bench of Alberta (the “Court”) granted on October 21, 2024, the Court approved a sale and investment solicitation process (“SISP”) in respect of the sale of the assets and properties of Erikson. As part of the SISP, the Company and Erikson entered into the Court-approved Purchase Agreement pursuant to which the Company agreed to purchase substantially all of Erikson’s assets for a purchase price of CAD $2,000,000, subject to certain adjustments as provided for in the Purchase Agreement. Pursuant to the Erikson Purchase Agreement, the Company will acquire all of Erikson’s natural gas and oil wells, facilities and pipelines, which are currently shut in. The assets are located in northeast British Columbia and span the Fort St. John, Stoddart, Roseland, Fireweed, Buick Creek, Laprise and Wildboy areas. The representations and warranties provided by the parties are standard for a transaction of this nature.

The transaction remains subject to certain conditions, which conditions include obtaining the mineral rights formerly held by Erikson, obtaining approval for the well, facility and pipeline license transfers from the British Columbia Energy Regulator, completion of Gryphon’s due diligence, and the granting of a sale approval and vesting order by the Court, all of which must be satisfied or waived by the Company by January 31, 2025, which date may be extended at the Company’s option to March 8, 2025 (in either case, the “Outside Date”). No assurance can be given that the transactions contemplated by the Purchase Agreement will close.

The Court also granted an amended interim financing order approving the Company as a debtor in possession (“DIP”) lender to Erikson. As part of the Erikson Purchase Agreement, the Company provided DIP interim financing to Erikson to cover its operating expenses and legal and professional fees during the period between December 9, 2024 and the applicable Outside Date. Upon closing, The Company may offset some or all of the interim financing provided against the purchase price. As of December 31, 2024, the Company had provided approximately $274,000 of DIP interim financing and incurred approximately $112,000 of transaction cost for a total of $386,000. See Note 13 – Subsequent Events for the termination of the Erikson Purchase Agreement

NOTE 5 – MINING EQUIPMENT, NET

Mining equipment consisted of 8,825 and 8,532 units of bitcoin mining machines as of December 31, 2024 and 2023, respectively.

The following table summarizes the carrying amount of the Company’s mining equipment, as of December 31,

	2024	2023
Mining equipment
Balance, beginning of year	$15,978,000	$47,599,000
Additions	1,573,000	1,894,000
Disposals	(442,000)	(105,000)
Impairment	-	(8,335,000)
Revaluation from impairment	-	(25,075,000)
Ending balance	$17,109,000	$15,978,000

Accumulated depreciation
Balance, beginning of year	$3,062,000	$13,231,000
Additions	11,179,000	14,958,000
Disposals	(126,000)	(51,000)
Revaluation from impairment	-	(25,076,000)
Ending balance	$14,115,000	$3,062,000
Mining equipment, net	$2,994,000	$12,916,000

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities, as of December 31,

	2024	2023
Accounts payable	$5,514,000	$2,234,000
Accrued liabilities	3,531,000	1,415,000
Total	$9,045,000	$3,649,000

NOTE 7 – NOTE PAYABLE

The following table summarizes the fair value of the BTC Note as of December 31,

	2024	2023
Beginning balance	$14,868,000	$12,636,000
Payment	(2,729,000)	(6,105,000)
Negative interest payment	39,000	-
Amended principal payment	-	(4,856,000)
Adjustment to fair value	8,058,000	13,193,000
Repayment	(20,236,000)	-
Ending balance	$-	14,868,000
Less – current portion		14,868,000
Ending balance – noncurrent portion		$-

The following table summarizes the balance of the note payable as of December 31, 2024,

Principal - note payable	$5,000,000
Aggregate interest to be paid	638,000
Interest payments made	(41,000)
5,597,000
Less current portion of interest	(213,000)
Note payable – less current portion	$5,384,000

BTC Note

On May 25, 2022, Gryphon Opco I LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into an Equipment Loan and Security Agreement (the “BTC Note”) with a Anchorage Lending CA, LLC (“Lender) amounting to 933.333333 Bitcoin (“BTC”) at an annual interest rate of 5%.

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

On March 29, 2023, the Company and the Lender entered into the Amended and Restated Promissory Note (the “Amended BTC Note”). The maturity date was extended from May 2024 to March 2026, and the interest rate was increased to 6% per annum, to be applied to the number of bitcoins remaining to be paid at the beginning of each month.

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

The Company has evaluated the Amendment in accordance with ASC 470-50 Modification and Extinguishments. The change in the interest rate from 5.0% to 6.0% caused there to be a significant change in the cashflows of the BTC Note. Also, given that the BTC Note carried on the consolidated balance sheet at fair value, any gain on loss from the extinguishment would be adjusted through the change in fair value as of September 30, 2024.

On October 25, 2024 (“Exchange Date”), the Company, its direct and indirect subsidiaries, as applicable and the Lender entered into a Debt Repayment and Exchange Agreement (the “DRE Agreement”), Loan, Guaranty and Security Agreement (the “New Loan Agreement”), the Pre-funded Warrants (as defined below) and the $1.50 Warrants (as defined below) (collectively, the “Agreements”) to extinguish and terminate the Amended BTC Note (the “Exchange”).

Pursuant to the Agreements, the following consideration was exchanged with the Lender for the settlement of the Amended BTC Note:

●	Approximately $9,117,000 of the Amended BTC Note principal balance was converted into shares of the Company’s common stock (the “Shares Exchanged”), at an ascribed value of $1.10 per share resulting in the issuance of 8,287,984 shares of common stock to Lender, at a fair market value of $0.612 per share (the quoted market price of the Company’s common stock on the Restructuring Date), or an aggregate value of approximately $5,072,000.

●	Warrants to purchase 3,530,198 shares of common stock, which warrants are exercisable immediately, have a ten-year term and an exercise price of $0.01 per share (the “Prefunded Warrants”), at a fair market value of $0.612 per share (the quoted market price of the Company’s common stock on the Restructuring Date), or an aggregate value of approximately $2,160,000.

●	Warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.50 per share (the $1.50 warrants) which will expire in five-years from the date of the transaction for a total fair value of approximately $888,000 based on the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 115.0%, the fair value of common stock $0.612 estimated life of 5.0 years, risk-free rate of 4.07% to 4.72% and dividend rate of nil.

●	A $5,000,000 note payable (the “Note Payable”) pursuant to the New Loan Agreement.

●	A director specified by Lender was added to the board of directors.

The terms of the Note Payable include the following:

●	The outstanding principal and interest are denominated in dollars (as opposed to the original Bitcoin Loan that was denominated in bitcoin).

●	One-time payment of in the amount of $5,000,000 on October 25, 2027

●	Annual interest rate of 4.25% payable monthly.

●	The Lender has been given a first priority lien on all the Company and its subsidiaries’ assets.

●	The Lender may convert half of the outstanding principal at a price of $1.10 per share of common stock and the remaining half at a price of $1.50 per share of common stock (for purposes of classifying the Restructured Loan, it was concluded that the conversion option did not meet the requirements to be bifurcated and classified as a derivative, nor was there a large premium paid that would be classified as an addition to paid-in capital so the conversion option is included in the value of the host instrument).

●	The Note Payable cannot be converted or exercised if the Lender and its affiliates would beneficially own more than 19.99% of the number of shares of common stock as of the date of the agreement after giving effect to such conversion or exercise without the approval of the Company’s stockholders, for which the Company is required to seek such approval at its next annual meeting of stockholders.

The Company has evaluated the accounting for the Exchange using the guidance as outlined in ASC 470-60 Troubled Debt Restructuring by Debtors (“ASC 470”). ASC 470 defines a troubled debt restructuring when a creditor, due to a debtor’s financial difficulties, grants the debtor a concession that it would not otherwise consider. As of the Exchange Date, the Company’s most recent financial statements, as of September 30, 2024, were issued with a going concern exception, and the Company was not earning a sufficient number of Bitcoins to satisfy the monthly interest payments, therefore adding to the principal balance the interest deficiency. Both of these factors would qualify, under ASC 470, that the Company was in financial difficulties, at the Exchange date. The second qualification refers to the lender granting a concession. ASC 470 defines a concession as being a reduction in the effective interest rate of the new loan. The Company determined that the Amended BTC Note’s effective interest was higher than the effective interest rate of the Note Payable.

The Company has determined that the Exchange is accounted for as a troubled debt restructuring with the Note Payable in the amount of $5,638,000 and a resulting gain of approximately $6,248,000, calculated as follows:

Book value - Amended BTC Note	$20,236,000
Fair value of Shares Exchanged	(5,072,000)
Fair value of $1.5 Warrants	(888,000)
Fair value - Prefunded Warrants	(2,160,000)
Remaining value - Amended BTC Note	12,116,000
Note Payable – Principal	5,000,000
Difference	$(7,116,000)

Since the Note Payable balance is less than the remaining balance of the Amended BTC Note, the Company recorded the Note Payable in the aggregate of the principal and interest calculated over the life of the loan with a corresponding gain as follows:

Principal - Note Payable	$5,000,000
Interest payments - Note Payable	638,000
Undiscounted cashflow	5,638,000
Remaining value - Amended BTC Note	(12,116,000)
Difference	(6,478,000)
Legal fees incurred	230,000
Gain on debt restructuring	$(6,248,000)

For the years ended December 31, 2024 and 2023, the Company recognized interest expense amounting to $914,000 and $758,000, respectively, for the bitcoin denominated note payable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Board Member Compensation

On October 31, 2024, the Company’s Board of Directors approved the director’s compensation program, as follows:

Element	Amount
Annual equity award	$160,000
Annual board cash retainer	$60,000
Annual Audit Committee Member Retainer	$10,000
Annual Compensation Committee Member retainer	$7,500
Annual Nominating/Governance Committee Member Retainer	$7,500
Annual Board Chair Additional retainer	$40,000
Annual Audit Chair Additional retainer	$20,000
Annual Compensation Chair Additional retainer	$15,000
Annual Nominating/Governance Chair Additional retainer	$15,000

The cash retainers will be paid monthly in arrears.

The annual equity award will be in the form of restricted stock units (“RSUs”). The number of RSUs to be granted shall be determined by dividing the dollar amounts stated above by the volume-weighted average price (“VWAP”) of the Company’s common stock over the forty-five (45) trading days immediately preceding (but not including) the Grant Date, rounded to the nearest whole RSU.

Subject to each grantee’s continued service with the Company through the applicable vesting date, the awards made hereunder shall vest as to one-fourth (1/4) of the RSUs subject to each award (rounded down to the nearest whole share) upon the first four (4) quarterly anniversaries dates.

As of the resolution date October 31, 2024, with an effective date of October 1, 2024, there were seven board members entitled to the annual equity award of $160,000 and one board member entitled to the committee chair retainer of $40,000. As of October 1, 2024, the grant date, a total of 1,914,580 shares of the Company’s common stock, based on a VWAP of $0.61 per share. The fair value of the shares as of the grant date was $1,200,000.

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

The CEO Agreement provides for (A) a $450,000 annual base salary paid in accordance with our normal payroll practices and which may be increased by in the discretion of the Company’s board of directors (“Board”), but not reduced, (B) for 2024, a pro-rated bonus based on the Company’s and/or Mr. Gutterman’s achievement of performance goals, with the sum of the 2024 and 2025 bonuses being no less than 40% of Mr. Gutterman’s base salary, (C) a target annual bonus beginning in 2025 equal to 100% of base salary, with the actual amount of such bonus determined by the discretion of the Board, based on the achievement of individual and/or Company performance goals determined by our Board and payable on the date annual bonuses are paid to our other senior executives, but in no event later than March 15th and conditioned upon Mr. Gutterman’s continued employment through the payment date, (D) a target annual stock bonus beginning in 2025 equal to 100% of Mr. Gutterman’s base salary, which may be paid in the Company’s performance stock units or restricted stock units (“RSUs”) and which shall be subject to vesting conditions following the grant of such units, (E) a recommendation to the Board that the Board make a sign-on equity grant valued at $1,000,000 in the form RSUs calculated using a 30 day VWAP, which was $0.598, for a total of 1,671,681 shares. One-third of the RSUs vest on each of the first two anniversaries of the grant date for a total of 1,114,454 RSUs (“Time-based RSUs”) and the remaining one-third of 557,228 RSUs vest upon the Company’s remediation of certain stock exchange listing qualification failures that exist as of the effective date of the CEO Agreement (see below “Contingencies” for further explanation of the qualification failures) (“Market-based RSUs”), and (F) eligibility to participate in customary health, welfare, and fringe benefit plans we provide to our employees.

On September 30, 2024, the grant date, the Company’s board of directors approved the issuance of the RSUs, pursuant to the CEO Agreement. The Company relied on guidance set by FASB Accounting Standards Update No. 2021-07 (issued and updated on October 2021) related to Compensation – Stock Compensation (“Topic 718”) to determine the impact on the Company. The grant date fair value for the 1,114,454 Time-based RSUs was estimated to be approximately $735,000 based on the Company’s closing price of $0.66 as of the grant date. The Company will recognize expense on a straight-line basis over the service period starting October 1, 2024. The remaining 557,228 Market-based RSUs were considered to have a market-based vesting as the milestones are based on the Company’s remediation of certain stock exchange listing qualifications, which are based on the market price and market capitalization of the Company’s common stock. As further required by Topic 718, a market-based award’s fair value is required to be expensed over the derived service period whether the milestone is met or not. The Company hired a third-party valuation firm to calculate the fair value of the Market-based Awards. The fair value of approximately $312,000 was determined by the use of a Monte-Carlo simulation model (i) over the period from September 30, 2024 through August 31, 2025 (the estimated date to achieve the remediation of the Nasdaq deficiencies over the period set forth in the CEO Agreement), (ii) a risk-free rate of 4.0%, (iii) volatility of 152.0%, (iv) a starting price of $0.68, (v) a price hurdle $1.00 and (vi) a time hurdle of 10 days, for a derived fair value of $0.56 per share and a derived service period of approximately 0.33 years.

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

No Incentive Bonus tranche will become payable unless both the stock price goal and the market capitalization goal (“Goals’) for the applicable tranche are satisfied, and the market capitalization goal is attained simultaneously with the stock price goal. Additionally, the Incentive Bonus may be earned in a change in control if the consideration paid per share of Company common stock exceeds an Incentive Bonus tranche stock price goal and the total value received in the transaction exceeds an Incentive Bonus tranche market capitalization goal. Under no circumstances may the performance goals for an Incentive Bonus tranche be achieved more than one time. The Incentive Bonus, to the extent any tranche becomes payable, will be paid within thirty days of the attainment of the applicable goals, subject to Mr. Gutterman remaining in continuous employment with the Company through each payment date. The Company will continue to evaluate the probability of the CEO’s achievement of the Goals. As of December 31, 2024, the Company has not accrued for the Incentive Bonus.

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

On October 31, 2024, the Company notified Coinmint of its non-renewal of the Coinmint Agreement. The Coinmint Agreement expired on January 1, 2025.

Blockfusion Co-location Mining Services Agreement

On December 1, 2024, the Company entered into an agreement with Blockfusion USA, Inc. (“Blockfusion”) to provide hosting services for 3,780 of the Company’s bitcoin miners not to exceed 12MW of allocated power (“Blockfusion MSA”) for a period of twelve months (November 30, 2025), automatically renewing for one month extensions until terminated by either party, (“Term”). The Company is required to pay to Blockfusion a monthly facility fee of $13,000 per MW, for an aggregate of $156,000 (“Facility Fee”) for standard levels of maintenance of the Company’s Mining Equipment, including fault diagnosis and software upgrades, and racking and unracking of faulty machines. The Company’s monthly power usage will charge to the Company without a Blockfusion markup charge. At the signing of the Blockfusion MSA, the Company was required to pay (i) an initial monthly Facility Fee of $156,000 to be applied to the December 2024 Facility fee, (ii) a deposit in the aggregate of $600,000, as follows $200,000 on December 6, 2024, $200,000 on January 1, 2025 and $200,000 on February 1, 2025 (“Cash Deposit”) and (iii) the Company is required, prior to January 27. 2025, and thereafter at all times during the Term, maintain an irrevocable letter of credit, or prior to January 31, 2025 maintain a cash deposit and thereafter at all times during the Term, in the amount of $1,200,000 (“LOC Deposit”). As of the release date of these consolidated Financial Statements, the Cash Deposit has been paid and is not outstanding while the LOC Deposit remains outstanding.

The Company determined the agreement with Blockfusion does not meet the definition of a lease in accordance with ASC 842, Leases.

Mawson Agreement

On January 3, 2025, Gryphon entered into a Master Co-Location Agreement (the “Mawson Agreement”) with Mawson Hosting LLC (“Mawson”) with a right to host up to 5,880 miners in Mawson’s facility in Midland, Pennsylvania. Pursuant to the Mawson Agreement, the Company is entitled to 20 MW of power at a cost of approximately $23.50 per MW/hour paid monthly with a minimum fee of approximately $165,521 per month, as well as certain other fees set forth in the agreement. The Mawson Agreement has an initial term of one year and may be terminated on sixty days’ notice. Subsequent to December 31, 2024, the Company has delivered 6,719 bitcoin miners to Mawson.

The Company determined the agreement with Mawson does not meet the definition of a lease in accordance with ASC 842, Leases.

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

A threat actor representing to be the Sphere 3D CFO inserted themselves into an email exchange between the Sphere 3D CFO and the Company’s former CEO, which also included Sphere 3D’s CEO, regarding the transfer of Sphere 3D’s BTC from the Company’s wallet to Sphere 3D’s wallet. The threat actor requested that the BTC be transferred to an alternate wallet. As a result, 26 BTC, with a value of approximately $560,000 at the time, was transferred to a wallet controlled by the threat actor. Via counsel, Gryphon engaged with US Federal law enforcement to recover the BTC. Despite these attempts by law enforcement to recover the BTC, recovery was not possible. Gryphon subsequently wired the commensurate amount in USD to Sphere 3D to make them whole for the stolen BTC. Gryphon also engaged a nationally recognized third-party firm to perform a forensic analysis. The analysis revealed that the threat actor did not enter the email exchange via Gryphon’s IT systems. Sphere 3D made a claim with its insurance carrier. If Sphere 3D is reimbursed by its insurance carrier, the Company would request reimbursement from Sphere 3D. The Company has also subsequently modified its control systems to protect against any future attempted incursions. As of March 31, 2023, the Company made the payment to Sphere 3D for $560,000, which was classified as a general and administrative expense on the consolidated statement of operations.

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

During Q1 2024, the Company remitted all digital assets held for other parties and restricted cash to Sphere 3D. As of December 31, 2024 and 2023, the Company held approximately 0 and 21.47 bitcoin, respectively, with a value of approximately $0 and $908,000, respectively, classified as digital assets held for other parties on the balance sheet. Also, as of December 31, 2024 and 2023, the Company held approximately $0 and $8,000, respectively of cash generated from the sale of Sphere 3D BTC, to be used to make payments related to the Sphere MSA, classified as restricted cash on the balance sheet.

Subsequent to year end, on March 7, 2025, The Company and Sphere 3D entered into a settlement and release agreement on mutually acceptable terms. The Settlement Agreement fully resolved all pending litigation between the Company and Sphere, and each party fully released the other party from any known or unknown and unsuspected claims. The Settlement Agreement further provided that each party will bear its own costs in connection with the litigation. See Note 13 – Subsequent Events.

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

On September 5, 2024 and September 13, 2024, the Company received deficiency notices from Nasdaq, who have certain stock exchange listing qualification requirements, such as the Company to maintain a stock price of at least $1.00 and maintain MVLS of at least $35,000,000 (the “Deficiencies”). The Company had a period of 180 calendar days, or until March 4, 2025 to regain compliance with the minimum bid price requirement. Also, the Company had a period of 180 calendar days, or until March 12, 2025, to regain compliance with the $35,000,000 MVLS Requirement. As of the issuance of these financial statements, the Company had not remedied the Deficiencies and received a delisting notice for each the two Deficiencies. As part of the Nasdaq’s delisting policy, the Company has the right to petition for a hearing with the Nasdaq’s board. The Company has submitted petitions for each of the Deficiencies and will present a compliance plan to a Nasdaq Hearing Panel on April 15, 2025.

NOTE 9 – STOCKHOLDERS’ DEFICIT

As of December 31, 2024, the Company has 155,000,000 shares authorized, of which 150,000,000 shares are common stock and 5,000,000 shares are preferred stock, of which no class has been designated.

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

At The Market Offering (ATM)

On April 19, 2024, the Company commenced a new At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. As of December 31, 2024, the Company sold 5,182,929 shares under this program for proceeds of $3,701,000, net of $343,000 of direct offering costs.

Common Stock Issued for Services

In August 2024, the Company entered into an agreement with a vendor pursuant to which the Company issued 56,600 shares of common stock to such vendor for payment of an outstanding payable in the amount of approximately $47,000. The shares were valued at the fair market value of approximately $47,000, which was the closing trading price for the Company’s common stock on the date of issuance.

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

Restricted common stock awards

The table below summarizes the compensation expense related to the Company’s restricted stock awards for the years ended December 31:

	2024	2023
Directors
October 1, 2024 – 1,914,580 Directors’ share grant of common stock	$623,000	$-
February 23, 2023 - 168,419 share grant of common stock	109,000	190,000

Consultants
December 5, 2024 – 58,644 share grant of common stock	-	20,000
August 23, 2023 – 48,000 share grant of common stock	-	24,000
October 26, 2021 – 17,724 share grant of common stock	-	129,000
October 22, 2021 – 8,637 share grant for common stock	-	66,000
October 20, 2021 – 17,724 share grant for common stock	-	154,000

Employees
December 17, 2024 – VP Energy 500,000 share grant of common stock	5,000	-
September 30, 2024 – CEO 1,671,682 share grant of common stock	454,000	-
June 19, 2023 – CFO 675,058 share grant of common stock	397,000	530,000
April 4, 2022 – CFO 166,667 share grant of common stock	-	395,000

Stock-based compensation expense reversal for April 4, 2022 grant	-	(1,910,000)

Other
Officer contributed capital	-	250,000
	$1,588,000	$(152,000)

The following table presents a summary of the activity of the RSUs:

	Number of Units	Weighted Average Grant-date er Share Fair Value
Balance as of December 31, 2022	-	-
Granted	843,478	$1.51
Vested	(112,508)	$1.40
Forfeited	-	$-
Balance as of December 31, 2023	730,970	$1.53
Granted	4,086,261	$0.62
Vested	(196,720)	$1.56
Forfeited	-	$-
Balance as of December 31, 2024	4,620,511	$0.73

As of December 31, 2024, there was approximately $2,301,000 unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2 years.

On December 17, 2024 (“Grant Date”), the Company’s Senior Vice President of Energy (“VP Energy”) was granted a time time-based equity grant of 500,000 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a four (4)-year period beginning on the Grant Date, subject to VP Energy’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $0.477 per share for a total of $239,000. The grant date fair value was estimated to be fair value of the Company’s common stock on the Grant Date. The equity compensation expense for the year ended December 31, 2024 amounted to approximately $5,000.

On September 30, 2024, the grant date, the Company’s board of directors approved the issuance of the RSUs, pursuant to the CEO Agreement (as further described NOTE 8 – COMMITMENTS AND CONTINGENCIES). The equity compensation expense for the year ended December 31, 2024 amounted to approximately $312,000 for the Market-based RSUs and approximately $142,000 for the Time-based RSUs.

On June 19, 2023, the Company’s CFO was granted a time-based equity grant of 675,058 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a three (3)-year period beginning on the Effective Date, subject to CFO’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $2.42 per share for a total of $946,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (Nasdaq: GRYP). The equity compensation expense for the years ended December 31, 2024 and 2023 amounted to approximately $397,000 and $530,000, respectively.

On February 23, 2023, the Company entered into Independent Director agreements with two individuals. As part of the compensation for the agreements, the Company granted restricted stock of 84,210 to each of the directors for a total of 168,419 shares of the Company’s common stock. The shares vest every six months in six equal installments of 14,035 shares for a total of 28,070 shares. The equity award was valued as of the grant date at $3.36 per share for a total of $328,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (Nasdaq: GRYP). The equity compensation expense for the year ended December 31, 2024 amounted to approximately $109,000.

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

On October 26, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 17,274 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 4,318 Shares will vest on the six-month anniversary of the Effective Date, 4,318 Shares will vest on the first-year anniversary of the Effective Date, 4,318 Shares will vest on the eighteen-month anniversary, and the 4,318 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $33.48 per share for a total of $322,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (Nasdaq: ANY). Compensation expenses for the years ended December 31, 2024 and 2023 amounted to approximately $0 and $129,000, respectively.

On October 22, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 8,637 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 2,159 Shares will vest on the six-month anniversary of the Effective Date, 2,159 Shares will vest on the first-year anniversary of the Effective Date, 2,159 Shares will vest on the eighteen-month anniversary, and the 2,159 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $33.90 per share for a total of $163,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (Nasdaq: ANY). Compensation expenses for the years ended December 31, 2024 and 2023 amounted to $0 and $66,000, respectively.

On October 20, 2021, the Company entered into an agreement with an individual to continue service to the Company. As compensation, the consultant was granted 17,274 shares of the Company’s common stock, and all of the Shares shall vest over a period of two (2) years in accordance with the following vesting schedule: 4,318 Shares will vest on the six-month anniversary of the Effective Date, 4,318 Shares will vest on the first-year anniversary of the Effective Date, 4,318 Shares will vest on the eighteen-month anniversary, and the 4,318 Shares will vest on the second-year anniversary of the Effective Date. The equity award was valued as of the grant date at $39.48 per share for a total of $380,000. The Company was under a binding agreement to merge with Sphere 3D as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio as defined in the Sphere 3D Merger Agreement, as the Company believes that the Sphere 3D trading is the most readily determinable value in accordance with ASC 718-10-55-10 to 12. Sphere 3D is publicly traded (Nasdaq: ANY). Compensation expenses for the year ended December 31, 2024 and 2023 amounted to $0 and $154,000, respectively.

Warrants

Transactions involving warrants are as follows for the year ended December 31,:

2024	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Weighted Average Intrinsic Value
Outstanding – December 31, 2023	1,844,781	$9.84	0.55	$1.36	$-
Granted	5,530,198	0.55	9.68	0.55	0.39
Exercised	(165,622)	0.006	0.75	9.06	1.48
Expired	(1,679,159)	10.98	-	7.55	-
Outstanding – December 31, 2024	5,530,198	0.55	9.68	0.55	0.39
Exercisable – December 31, 2024	5,530,198	0.55	9.68	0.55	0.39
Non-exercisable – December 31, 2024	-	$-	-	$-	$-

During the year ended December 31, 2024, 165,622 and 1,679,159 warrants were exercised and expired, respectively.

2023	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Weighted Average Intrinsic Value
Outstanding – December 31, 2022	1,844,781	$9.84	1.39	$1.36	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding – December 31, 2023	1,844,781	9.84	0.55	1.36	-
Exercisable – December 31, 2023	1,844,781	9.84	0.55	1.36	-
Non-exercisable – December 31, 2023	-	$-	-	$-	$-

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets and liabilities as of the dates presented below:

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$115,000	$115,000	$-	$-
Digital assets	$1,016,000	$1,016,000	$-	$-

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Digital assets held for other parties	$908,000	$908,000	$-	$-
Marketable securities	$403,000	$403,000	$-	$-
Liabilities:
Liability related to digital assets held for other parties	$916,000	$916,000	$-	$-
BTC Note	$14,868,000	$14,868,000	$-	$-

The Company determines the fair value of its assets and liabilities based on the quoted market prices as of December 31, 2024 and 2023. For the marketable securities the market value is based on the quoted market price on the US exchange. For the digital assets and BTC Note, the Company used the quoted market price per Coinbase.

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

As part of the reverse recapitalization, the Company acquired $500,000 of cash and cash equivalents. The Company also assumed accounts payable and accrued expenses of $2.8 million and the net book value is recorded in additional paid-in capital in the accompanying consolidated statements of stockholders’ equity (deficit) for the year ended December 31, 2024. Akerna’s operation had ceased concurrent with the merger and were deemed to be de minimis in value at the transaction date.

NOTE 12 – INCOME TAXES

For the period ended December 31, 2024 the Company generated no current income taxes due to the Company generating net operating losses whereas for the period ended December 31, 2023, the Company generated a current tax benefit of ($176,000). Additionally, no deferred income taxes have been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2024, the Company has federal and state net operating loss carryforwards available to offset future taxable income of approximately $38,580,000. For federal purposes, there is an unlimited carryforward period, and for state purposes, the net operating losses begin to expire in 2041.

The income tax (benefit)/expense attributable to loss consisted of the following, for the year ended December 31,:

	2024	2023
Current provision for income taxes:
Federal	$-	$(176,000)
State	-	-
Total current income tax	-	(176,000)

Deferred tax expense:
Federal	-	-
State	-	-
Total deferred tax	-	-
Total income tax	$-	$(176,000)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2024	2023
Taxes calculated at federal rate	21.0%	21.0%
Permanent differences	(0.5)	-
State tax, net of federal impact	3.9	3.2
Return to provision	-	(0.7)
Other	(2.9)	-
Change in valuation allowance	(21.5)	(23.0)
Provision for income taxes	0.0%	0.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, are presented below:

	2024	2023
Deferred tax assets
Net operating loss carryforwards	$9,436,000	$10,002,000
Stock based compensation	4,203,000	4,019,000
Accrued Expenses	252,000	208,000
Mining equipment	1,825,000	251,000
Digital asset Impairment	335,000	842,000
Total deferred tax assets	16,051,000	15,322,000

Deferred tax liability
Mining equipment	-
Change in FV of Derivative	-	(3,546,000)
Total deferred tax liability	-	(3,546,000)

Net deferred tax assets	16,051,000	11,776,000
Valuation allowance	(16,051,000)	(11,776,000)
Net deferred tax	$—	$—

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on all available evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets on December 31, 2024, and 2023. During the years ended December 31, 2024, and 2023, the valuation allowance increased by $4,275,000 and $6,608,000, respectively. The increase was attributable to the increase in our net operating loss carryforwards and several other deferred tax assets. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

On December 31, 2024, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $38,580,000 which for federal purposes has an unlimited carryforward period and begins to expire in 2041 for state purposes. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes that would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and various state jurisdictions. Due to the Company’s carryforward of net operating losses all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expenses and penalties related to income tax matters as a tax expenses. As of December 31, 2024 and 2023, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is in the process of analyzing its NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. The NOL carryforwards that were generated after 2017 of approximately $38,580,000 may only be used to offset 80% of future taxable income and are carried forward indefinitely.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined there are no reportable events for the year ended December 31, 2024, except for the following.

Issuance of shares of common stock

In January 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several institutional and accredited investors and certain directors and officers of the Company (and certain of their affiliated parties) for the purpose of raising approximately $2,820,000 in gross proceeds for the Company. Of the gross proceeds, approximately $670,000 was received in December 2024 with approximately $2,150,000 received in January 2025. The Company incurred legal fees of approximately $75,000 associated with the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering an aggregate of (i) 6,941,856 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share and (ii) warrants to purchase 6,941,856 shares of the Company’s common stock at an exercise price of $1.50 per share, at a combined purchase price per share and accompanying warrant equal to $0.40 for third-party investors and $0.516 for directors and officers of the Company.

In January 2025, the Company raised net proceeds of approximately $2,336,000 from the ATM for the issuance of 4,563,552 shares.

In January 2025, the Company entered into an investor relations consulting agreement. The agreement is for a period of six months with equal monthly payments of $12,500 and the issuance of 350,000 shares of the Company’s common stock.

In January 2025, the Company issued 283,333 shares of the Company’s common stock as payment for a consulting agreement.

In January 2025, the Company issued 591,155 shares of the Company’s common stock in accordance with the vesting schedule for the Board RSUs.

Purchase of mining machines

In March 2025, the Company purchased 1,900 S19JPro series machines with an extended warranty. The purchase price was a cash payment of approximately $608,000 and the issuance of $100,000 of the Company’s common stock. As of March 31, 2025, the Company paid $558,000 of the $608,000 cash payment due. The issuance of $100,000 of the Company’s common stock remains outstanding.

Potential acquisitions

Captus Energy

On January 8, 2025, the Company and Alberta Ltd., entered into a Share and Unit Purchase Agreement (the “Captus Agreement”) with BTG Energy Corp., a Canadian corporation (“BTG Energy”), BTG Power Corp., a Canadian corporation (“BTG Power”) and West Lake Energy Corp., a Canadian corporation (“West Lake,” and together with BTG Energy and BTG Power, the “Vendors”). Pursuant to the Captus Agreement, the Company will acquire from the Vendors all of the issued and outstanding shares or units, as applicable, of (i) Captus Generation Ltd. (“Captus GP”) and BowArk Energy Ltd., each a Canadian corporation, and (ii) Captus General Limited Partnership, a Canadian limited partnership (collectively “Captus Energy,” and the transaction contemplated by the Captus Agreement, the “Captus Acquisition”).

Captus GP owns 850 acres in Pincher Creek, Alberta (the “Captus Site”). The acreage contains characteristics management considers to be highly suitable for the development of AI HPC. These characteristics include: 1) redundant natural gas lines, 2) grid connectivity, 3) a deplete reservoir that can be used for onsite carbon sequestration, 4) access to non-potable water and 5) proximity to telecom connectivity. Gryphon intends to develop the site for revenue producing activities.

The aggregate consideration payable by the Company to the Vendors is CAD $24.0 million (the “Cash Consideration”), subject to adjustment in accordance with the terms of the Captus Agreement. In November 2024, the Company paid a cash deposit of $143,759 (CAD $200,000) to Captus GP for the benefit of the Vendors (the “LOI Cash Deposit”). Within two business days of the date of the Captus Agreement, the Company paid a cash deposit of $704,641 (CAD $1,000,000) to Captus GP for the benefit of the Vendors (the “Signing Cash Deposit,” and together with the LOI Cash Deposit, the “Cash Deposits”). The Cash Deposits may be applied towards the payment of the Cash Consideration in accordance with the terms of the Captus Agreement, and the remainder of the Cash Consideration will be paid by the Company upon closing.

The transaction remains subject to certain conditions, including the transfer and assignment of certain agreements from the Vendors to the Company. Pending approval by the Alberta Energy Regulator, BTG Energy and West Lake will hold certain well, pipeline and facility licenses in trust for an agreed fee.

In connection with the Captus Agreement, on January 8, 2025, as a material inducement to their agreeing to become employees of the Company, the Company granted a restricted stock award to each of Harry Andersen, Paul Connolly, Mark Taylor and Steve Giacomin (collectively, the “Restricted Stock Awards”). The Restricted Stock Awards were intended to constitute “employment inducement awards” under the Nasdaq Stock Market Rules. The aggregate restricted stock shares issued was 4,083,003.

Each of the Restricted Stock Awards vests in three equal installments on the first three anniversaries of the grant date subject to the grantee’s continued engagement with the Company through each applicable vesting date, provided however, that the Restricted Stock Awards will accelerate and vest immediately upon the grantee’s death, disability, termination by the Company without “cause” (as defined in each Restricted Stock Award agreement), or the consummation of a change in control of the Company.

On March 19, 2025, the Company’s Board of Directors approved the execution of a strategic advisory business service agreement (“Advisory Agreement’) with Bower Four Capital Corp. Pursuant to the Advisory Agreement, the Advisor will provide general strategic advice and guidance regarding the Company’s business, proposed transactions and M&A activity. The term of the agreement will be for a period of thirty-six months subject to renewal for one or more additional six-month periods. If the Captus Acquisition closes, the Company will be required to issue 6,000,000 shares of the Company’s common stock and a warrant to purchase 6,000,000 shares of the Company’s common stock at $0.50 per share. As of March 31, 2025, the Advisory Agreement has not been executed by the parties thereto.

Erikson Purchase Agreement

On February 14, 2025, the Company gave Erikson notice of the cancellation of the Erikson Purchase Agreement.

Litigation

On March 7, 2025, The Company and Sphere 3D entered into a settlement and release agreement on mutually acceptable terms. The Settlement Agreement fully resolved all pending litigation between the Company and Sphere, and each party fully released the other party from any known or unknown and unsuspected claims. The Settlement Agreement further provided that each party will bear its own costs in connection with the litigation.

NASDAQ Compliance

On March 11, 2025, the Company received NASDAQ delisting notice for non-compliance with the Bid Price Rule as set forth in Listing Rule 5550(a)(2)

On March 14, 2025, the Company received NASDAQ delisting notice for non-compliance with the MVLS requirements as set forth in Listing Rule 5550(b)(2)

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

Exhibit Number	Description
2.1+	Agreement and Plan of Merger, dated as of January 27, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4/A filed on January 8, 2024)
2.2	First Amendment to Agreement and Plan of Merger, dated as of April 28, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.7 to Registration Statement on Form S-4/A filed on January 8, 2024)
2.3	Second Amendment to Agreement and Plan of Merger dated June 14, 2023, by and among Akerna Corp., Merger Sub and Gryphon (incorporated by reference to Exhibit 2.8 to Registration Statement on Form S-4/A filed on January 8, 2024)
2.4+	Asset Purchase Agreement, dated as of August 16, 2024, by and among Giga Caddo, LLC and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 20, 2024)
2.5	Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2024, by and among Giga Caddo, LLC and Gryphon Digital Mining, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 29, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on November 14, 2022)
3.2	First Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on November 14, 2022)
3.3	Certificate of Amendment for Name Change (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 13, 2024)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on April 1, 2024)
4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on April 1, 2024)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4/A filed on January 8, 2024)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4/A filed on January 8, 2024)
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 13, 2025)
4.5	Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 28, 2024)
4.6	$1.50 Warrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 28, 2024)

10.1	At the Market Offering Agreement, dated April 19, 2024, by and among the Company and B. Riley Securities, Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners LLC, PI Financial (US) Corp. and ATB Capital Markets USA Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 19, 2024)
10.2	Terms Agreement, dated April 19, 2024, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 19, 2024)
10.3	Debt Repayment and Exchange Agreement, dated as of October 25, 2024, by and among Gryphon Digital Mining, Inc. Gryphon Opco I LLC, Gryphon Opco II LLC, Ivy Crypto, Inc. and Anchorage Lending CA, LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 28, 2024)
10.4	Loan, Guaranty and Security Agreement, dated as of October 25, 2024, by and among Gryphon Digital Mining, Inc. Gryphon Opco I LLC, Gryphon Opco II LLC, Ivy Crypto, Inc. and Anchorage Lending CA, LLC. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 28, 2024)
10.5+	Share and Unit Purchase Agreement, dated January 8, 2025, between the Company and BTG Energy Corp., BTG Power Corp., West Lake Energy Corp. and 2670786 Alberta Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 10, 2025)
10.6	Form of Restricted Stock Grant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 10, 2025)
10.7++	Co-Location Mining Services Agreement, dated December 1, 2024, between the Company and Blockfusion USA, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 10, 2025)
10.8+	Master Co-Location Agreement, dated January 3, 2025, between the Company and Mawson Hosting LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 10, 2025)
10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2025)
10.10#	Employment Agreement, dated September 17, 2024, between the Company and Steve Gutterman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 19, 2024)
10.11#	Executive Employment Agreement, dated June 19, 2023, between Gryphon and Simeon Salzman (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on April 1, 2024)
10.12#	Amendment No. 1 to Employment Agreement, dated September 26, 2024, between the Company and Simeon Salzman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 27, 2024)
10.13#	Employment Letter Agreement, dated December 12, 2024, between the Company and Eric Gallie (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2024)
16.1	Letter from Marcum LLP dated April 26, 2024 to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed on April 26, 2024)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Annual Report on Form 10-K filed on April 1, 2024)
21*	Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K filed on April 1, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
++	Portions of this Exhibit (indicated with [***]) have been omitted pursuant to Item 601(b)(10)(iv) as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is the type that the Registrant treats as private or confidential.
#	Management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025	Gryphon Digital Mining, Inc.

	By:	/s/ Steven Gutterman
	Name:	Steven Gutterman
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Gutterman	Chief Executive Officer, President and Director	March 31, 2025
Steven Gutterman	(Principal Executive Officer)

/s/ Simeon Salzman	Chief Financial Officer	March 31, 2025
Simeon Salzman	(Principal Financial and Accounting Officer)

/s/ Jessica Billingsley	Director	March 31, 2025
Jessica Billingsley

/s/ Jimmy Vaiopoulos	Director	March 31, 2025
Jimmy Vaiopoulos

/s/ Dan Grigorin	Director	March 31, 2025
Dan Grigorin

/s/ Daniel Tolhurst	Director	March 31, 2025
Daniel Tolhurst

/s/ Heather Cox	Director	March 31, 2025
Heather Cox

/s/ Rob Chang	Director	March 31, 2025
Rob Chang

/s/ Brittany Kaiser	Director	March 31, 2025
Brittany Kaiser