Form 10-Q
period 2025-03-31
Gryphon Digital Mining, Inc.
filed 2025-05-15
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 72,557,715 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our need to, and difficulty in, raising additional capital;

●	any failure to close the Mergers;

●	the anticipated benefits of the Mergers not being realized when expected or at all;

●	the vision, goals, and trajectory of the Combined Company not being timely achieved or realized or achieved or realized at all;

●	the integration of Gryphon and ABTC being more difficult, time-consuming or costly than expected;

●	the Mergers being more expensive or taking longer to complete than anticipated, including as a result of unexpected factors or events;

●	the diversion of management’s attention from ongoing business operations and opportunities due to the Mergers

●	the outcome of any legal proceedings that may be instituted against Gryphon as a result of the Mergers;

●	downturns in the Cryptocurrency industry;

●	inflation;

●	increased interest rates;

●	the inability to procure needed hardware;

●	the failure or breakdown of mining equipment, or internet connection failure;

ii

●	access to reliable and reasonably priced electricity sources;

●	cyber-security threats;

●	our ability to obtain and maintain proper insurance;

●	construction risks;

●	banks and other financial institutions ceasing to provide services to our industry;

●	changes to the Bitcoin network’s protocols and software;

●	a decrease in the incentive to mine Bitcoin;

●	an increase of transaction fees related to digital assets;

●	the fraud or security failures of large digital asset exchanges;

●	future digital asset, technological and digital currency development;

●	our ability to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	trade restrictions and tariffs;

●	the regulation and taxation of digital assets like Bitcoin; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 38 of this Report and our other filings with the Securities and Exchange Commission.

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

iii

Gryphon Digital Mining Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$318,000	$735,000
Restricted cash	1,263,000	-
Accounts receivable	175,000	-
Prepaid expenses	1,412,000	409,000
Marketable securities	49,000	115,000
Digital assets	787,000	1,016,000
Total current assets	4,004,000	2,275,000

Mining equipment, net	2,609,000	2,994,000
Intangible asset	100,000	100,000
Deposits	2,266,000	2,263,000
Total assets	$8,979,000	$7,632,000

Liabilities and stockholders’ deficit
Accounts payable and accrued liabilities	$9,834,000	$9,045,000
Cash due to third-party	1,263,000	-
Note payable - current portion	213,000	213,000
Current liabilities	11,310,000	9,258,000

Notes payable less current portion	5,331,000	5,384,000
Total liabilities	16,641,000	14,642,000

Stockholders’ deficit
Common stock, $0.0001 par value, 150,000,000 shares authorized; 69,985,037 and 52,991,590 shares issued and outstanding, respectively.	6,000	5,000
Additional paid-in capital	66,402,000	60,050,000
Shares to be issued	-	670,000
Subscription receivable	(55,000)	-
Accumulated deficit	(74,015,000)	(67,735,000)
Total stockholders’ deficit	(7,662,000)	(7,010,000)
Total liabilities and stockholders’ deficit	$8,979,000	$7,632,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
	2025	2024
Revenues
Mining activities	$1,558,000	$7,490,000

Cost and expenses
Cost of revenues	2,054,000	4,837,000
General and administrative expenses	3,000,000	2,461,000
Stock based compensation expense	772,000	208,000
Depreciation expense	1,071,000	3,247,000
Unrealized loss (gain) on digital assets	127,000	(1,703,000)
Total operating expenses	7,024,000	9,050,000
Loss from operations	(5,466,000)	(1,560,000)

Other income (expense)
Unrealized loss on marketable securities	(66,000)	(216,000)
Gain on settlement of accounts payable	449,000	-
Merger and acquisition costs	(1,194,000)	-
Change in fair value of notes payable	-	(9,638,000)
Interest expense	(3,000)	(330,000)
Total other expense	(814,000)	(10,184,000)

Loss before provision for income taxes	(6,280,000)	(11,744,000)

Provision for income taxes	-	-
Net loss	$(6,280,000)	$(11,744,000)

Net loss per share, basic and diluted	$(0.09)	$(0.36)
Weighted average shares outstanding – basic and diluted	70,553,398	32,436,759

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2025 and 2024

	Common Stock		Additional Paid-In	Shares to	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Receivable	Deficit	Deficit
Balance December 31, 2024	52,991,590	$5,000	$60,050,000	$670,000	$-	$(67,735,000)	$(7,010,000)
Proceeds for stock to be issued	6,866,856	1,000	1,683,000	(400,000)	(33,000)	-	1,251,000
Relative fair value of warrants issued	-	-	1,136,000	(270,000)	(22,000)	-	844,000
Cost for issuance of shares	-	-	(75,000)	-	-	-	(75,000)
Common stock issued for cash (ATM), net of cost	4,565,714	-	2,337,000	-	-	-	2,337,000
Shares issued for services - Captus	4,083,300	-	248,000	-	-	-	248,000
Common stock issued for vesting of RSUs	844,244	-	773,000	-	-	-	773,000
Shares issued for services - IR	633,333	-	250,000	-	-	-	250,000
Net loss	-	-	-	-	-	(6,280,000)	(6,280,000)
Balance March 31, 2025	69,985,037	$6,000	$66,402,000	$-	$(55,000)	$(74,015,000)	$(7,662,000)

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance December 31, 2023	34,415,655	$3,000	$46,598,000	$(25,000)	$(47,175,000)	$(599,000)
Revaluation of Digital asset	-	-	-	-	739,000	739,000
Common stock issued for cash	493,791	-	1,395,000	-	-	1,395,000
Common stock issued for vesting of RSUs	28,070	-	55,000	-	-	55,000
Common stock issued for exercise of warrants	165,622	-	-	-	-	-
Common stock issued for acquisition of Akerna’s net book value	2,910,026	-	(2,256,000)	-	-	(2,256,000)
Cancelation of stock subscription receivable	-	-	(25,000)	25,000	-	-
Net loss	-	-	-	-	(11,744,000)	(11,744,000)
Balance March 31, 2024	38,013,164	$3,000	$45,767,000	$-	$(58,180,000)	$(12,410,000)

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31,

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,280,000)	$(11,744,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Gain on settlement of accounts payable	(449,000)	-
Merger and acquisition costs	1,194,000	-
Unrealized loss (gain) on digital assets	127,000	(1,703,000)
Depreciation expense	1,071,000	3,247,000
Stock-based compensation	772,000	208,000
Unrealized loss on marketable securities	66,000	216,000
Change in fair value of notes payable	-	9,638,000
Interest expense	-	287,000
Digital asset revenue	(1,558,000)	(7,490,000)
Changes in operating assets and liabilities
Proceeds from the sale of digital assets	1,647,000	6,106,000
Accounts receivable	(175,000)	485,000
Prepaid expense	(914,000)	(28,000)
Accounts payable and accrued liabilities	1,280,000	(205,000)
Net cash used in operating activities	(3,219,000)	(983,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of miners	(558,000)	-
Refundable deposit	(1,222,000)	-
Net cash used in investing activities	(1,780,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable for insurance	343,000	-
Payment for insurance payable	(47,000)	(90,000)
Interest payment	(71,000)	-
Proceeds from registered direct offering	2,095,000	-
Cost incurred for registered direct offering	(75,000)	-
Proceeds from issuance of common stock ATM	2,409,000	1,395,000
Cash expenses for issuance of common stock	(72,000)	-
Cash acquired in connection with the reverse recapitalization	-	500,000
Net cash provided by financing activities	4,582,000	1,805,000

Net change in cash	(417,000)	822,000

Cash-beginning of period	735,000	915,000
Cash-end of period	$318,000	$1,737,000
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$318,000	$1,737,000
Restricted cash	1,263,000	-
Cash and cash equivalents and restricted cash	$1,581,000	$1,737,000

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash investing and financing activities:
Accrued expenses for issuance of common stock	$-	$55,000
Value of common stock issued for acquisition of Akerna’s net book value	$-	$(2,256,000)
Digital assets used for principal and interest payment on BTC Note	$-	$1,750,000
Fair value of shares issued for services	$250,000	$-
Accrued expenses for issuance of common stock	$773,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Gryphon Digital Mining, Inc. (“Gryphon”), which originally began operations as Ivy Crypto, Inc., was incorporated under the provisions and by the virtue of the provisions of the General Corporation Law of the State of Delaware on October 22, 2020, with its office located in Las Vegas, Nevada. Gryphon operates a digital asset (commonly referred to as cryptocurrency) mining operation using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for cryptocurrency rewards (primarily Bitcoin). Gryphon became a publicly held entity in February 2024 upon the completion of a reverse merger transaction (the “Merger”) with Akerna Corp., herein referred to as we, us, our, the Company or Akerna. These unaudited condensed consolidated financial statements and notes thereto, including disclosures for certain activities up to and including the February 9, 2024 (the “Effective Date”) the date of the Merger, are exclusively attributable to the operations of Ivy Crypto, Inc. The common stock, $0.0001 par value (“Common Stock”) is traded on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “GRYP” after February 9, 2024.

The legacy Akerna (“Legacy Akerna’) was formed upon completion of the mergers between MTech Acquisition Corp. (“MTech”) and MJ Freeway, LLC (“MJF”) on June 17, 2019 as contemplated by the Merger Agreement dated October 10, 2018, as amended (the “Formation Mergers”). Akerna provided software as a service (“SaaS”) solutions within the cannabis industry that enabled regulatory compliance and inventory management through several wholly-owned subsidiaries including MJF, Trellis Solutions, Inc. (“Trellis”), Ample Organics, Inc. (“Ample”), Last Call Analytics (“LCA”), solo sciences, inc. (“Solo”), Viridian Sciences, Inc. (“Viridian”), and The NAY People, Inc. d.b.a. 365 Cannabis (“365 Cannabis”). Our common stock, $0.0001 par value (“Common Stock”) was traded on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “KERN” through February 9, 2024.

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

As contemplated by the Merger Agreement, Akerna’s operations were sold concurrently with the closure of the merger, so the Company’s operations after the Merger are those of lvy.

Ivy is treated as the accounting acquirer in the Merger as its stockholders, board of directors, and management control the Company after the Merger, even though Akerna was the legal acquirer. The Merger was treated as a reverse recapitalization of lvy effected by a share exchange for a financial account and reporting purposes since all of Akerna’s operations were disposed of as part of the consummation of the Merger. Therefore, Ivy recorded no goodwill or other intangible assets as a result of the merger. The Merger was treated as if Ivy issued 2,921,362 shares of common stock for the $(2,256,000) net book value of Akerna. As a result, the assets, liabilities, and historical operations reflected in these financial statements are those of lvy, as if lvy had always been the reporting company.

The Akerna net book value of approximately $(2,256,000) consisted of $500,000 of cash, prepaid expense of approximately $98,000 and liabilities of approximately

$2,854,000.

On April 20, 2022, Ivy formed a limited liability company named Gryphon Opco I LLC (“GOI”). GOI aims to engage in any activity for which limited liability companies may be organized in the State of Delaware.

On December 20, 2024, the Company formed a wholly owned subsidiary Canada corporation named 2670786 Alberta LTD (“Alberta LTD”). Alberta LTD was formed to be the holding company for the prospective acquisition of Captus Energy.

Reclassification

Certain reclassifications have been made to the 2024 unaudited condensed consolidated financial statements in order to conform to the current period presentations.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes thereto are unaudited. The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the three-month periods ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the ordinary course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.

Since the Company began revenue generation in September 2021, management has financed the Company’s operations through equity and debt financing and the sale of the digital assets earned through mining operations. On March 31, 2025, the Company had cash and cash equivalents totaling $318,000 (excluding $1,263,0000 of restricted cash), accounts receivable of $175,000 and digital assets totaling $787,000.

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

Segment Reporting

The Company’s chief operating decision maker (“CODM”) group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates as one operating segment and uses net income or loss as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of significant acquisitions and allocation of budget between cost of revenues and general and administrative expenses.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying unaudited condensed consolidated financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s unaudited condensed consolidated balance sheets. There are no intra-entity sales or transfers, and no significant expense categories regularly provided to the CODM beyond those disclosed in the Unaudited Condensed Consolidated Statements of Operations.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2025 and December 31, 2024, the Company had $1,581,000, which includes $1,263,000 of restricted cash, and $1,081,000 in excess of the federal insurance limit, respectively. The Company has never suffered a loss due to such excess balances.

Restricted cash

During the three months ended March 31, 2025, the Company received approximately $1,263,000 of proceeds related to funding of the Captus transaction. As the transaction did not close as of March 31, 2025 and the funds were due to be deposited directly to a third-party custodian, the Company classified these proceeds as Restricted cash on the face of the Company’s unaudited condensed consolidated balance sheet along with the corresponding liability. Subsequent to March 31, 2025, all funds received related to the prospective acquisition of Captus Energy, as further described in Note 11-Subsequent Events, were remitted to the proper custodian.

Accounts Receivable

As of March 31, 2025, the Company had $175,000 held in its cold storage wallet with Bitgo Trust Company, Inc. Subsequent to March 31, 2025, the balance of $175,000 was transferred into the Company’s bank account.

Prepaid Expenses

Prepaid expenses consist of payments for the Company’s co-location services, an insurance policy and other professional services, and the amounts are expected to be realized and consumed within twelve months after the reporting period.

Digital Assets

Digital assets or cryptocurrencies (including Bitcoin, Ethereum, DAI, and USDT) are included in current assets in the accompanying balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies obtained by the Company through its sale of common stock are accounted for based on the value of the specific digital asset on the date received.

Digital assets are included in current assets in the unaudited condensed consolidated balance sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. The Company measures digital assets at fair value with changes recognized in operating expenses in the unaudited condensed consolidated statement of operations.

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

The Company earns Bitcoin during a 24-hour cycle between 00:00:00 UTC and 23:59:59 UTC (“24-hour Period”) unless terminated in accordance with the terms set forth by the terms of service. The Company performs hash computations for one mining pool operator, Foundry USA. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block.

The fair value of the Bitcoin award received is determined using the intraday average quoted price of the Bitcoin over the 24-Hour Period. The Company’s Bitcoin earned are actively traded on the major trading platforms. The Company considers Coinbase to be its primary market. The consideration the Company will receive, comprised of block rewards, transaction fees less mining pool operator fees are aggregated, over the 24-Hour Period, in a sub-balance account held by the mining pool operator, which is finalized one hour later at 1:00 AM UTC. The sub-balance account is then withdrawn to the Company’s whitelisted wallet address, once a day, between the hours of 9am to 5pm UTC time (the “Settlement”). The rate of payment occurs once per day, as long as the minimum payout threshold of 0.01 bitcoin has accumulated in the sub- account balance, in accordance with the mining pool operator’s terms of service. At the time of Settlement, the company values the amount of Bitcoin earned. Given that the contract duration is considered less than 24 hours, the Company uses the average Bitcoin price over the 24-hour period, as quoted by Coinbase, to record the revenue. By utilizing the average daily price of bitcoin over the time earned, the Company eliminates any differences that may arise due to the volatility in trading price between bitcoin and fiat currency during the period where the Company establishes and completes the contract.

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

Cost of Revenues

The Company’s cost of revenue consists primarily of direct costs of earning bitcoin related to mining operations, including electric power costs, other utilities, labor, insurance whether incurred directly from self-mining operations or reimbursed, including any revenue sharing arrangements under co-location agreements, but excluding depreciation and amortization, which are separately stated in the Company’s unaudited condensed consolidated statements of operations.

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or the issuance of those equity instruments may settle that.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2025 and 2024 because their inclusion would be anti-dilutive. Common stock equivalents, consisting of unvested RSUs and warrants, amounted to 16,726,422 shares and 2,382,056 shares as of March 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s unaudited condensed consolidated financial condition or the results of its operations, except for the following.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our unaudited condensed consolidated financial statements. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require the disclosure of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities. It also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our unaudited condensed consolidated financial statements. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our unaudited condensed consolidated financial statements.

NOTE 2 - DIGITAL ASSETS

The following table summarizes the digital currency transactions of Bitcoin for:

	As of March 31, 2025	As of December 31, 2024
ASC 2023-08 fair value adjustment	$-	$739,000
Digital assets beginning balance	1,016,000	2,097,000
Revenue recognized from mined digital assets	1,545,000	20,539,000
Cost of digital assets sold for cash	(1,647,000)	(20,260,000)
Cost of digital assets transferred for noncash expenditures	-	(3,665,000)
Fair value gain on digital assets	(127,000)	1,566,000
Digital assets ending balance	$787,000	$1,016,000

For the three months ended March 31, 2025 and 2024, the Company used digital assets with a value of $0 and $1,750,000, respectively, for the payment of principal and interest for its notes payable.

The following table presents the Company’s Bitcoin holdings as of:

	March 31, 2025	December 31, 2024
Number of Bitcoin held	9.53	10.93
Carrying basis - per Bitcoin	$90,258	$61,532
Fair value - per Bitcoin	$82,534	$92,987
Carrying basis of Bitcoin	$860,592	$672,259
Fair value of Bitcoin	$787,000	$1,016,000

The carrying basis (or cost basis) represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities.

The Company’s Bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of March 31, 2025 and December 31, 2024, the Company held no other crypto currency.

As of March 31, 2025 and December 31, 2024, the Company held 100% of its Bitcoin in cold storage and nil in hot wallets, respectively.

NOTE 3 - MARKETABLE SECURITIES

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

The shares are accounted for in accordance with ASC 320 - Investments - Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense).

The table below summarizes the movement in this account as of:

	March 31, 2025	December 31, 2024
Fair value - beginning of period	$115,000	$403,000
Change in fair value	(66,000)	(288,000)
Balance - end of period	$49,000	$115,000

NOTE 4 - DEPOSITS

The deposits are summarized as of:

	March 31, 2025	December 31, 2024
Balance - beginning of period	$2,263,000	$420,000
Cash deposit	1,222,000	2,207,000
Merger and acquisition costs expensed	(1,033,000)	-
Amounts applied to accounts payable	(186,000)	(364,000)
Balance - end of period	$2,266,000	$2,263,000

The Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also typically require advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Deposits” in the unaudited condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company had deposits of approximately $931,000 and $656,000, respectively, with data centers.

Giga Caddo, LLC

On August 16, 2024, Giga Caddo, LLC, a Delaware limited liability company (“Seller”), and the Company entered into an Asset Purchase Agreement (the “Giga Purchase Agreement”) pursuant to which Seller agreed to sell: (i) four (4) natural gas generators with a combined gas standby rating of 1,900 kW, (ii) five hundred and sixty-six (566) bitcoin ASIC mining computers with a combined hashrate capacity of approximately 57,120 TH/s, (iii) six (6) Giga Box Air modular data center units with a combined power capacity of 2,900 kW and (iv) certain other crypto mining equipment and related assets to be agreed by the parties (the “Assets”) for $1,500,000 in USO cash (the “Giga Purchase Price”) (the “Giga Transaction”). On August 5, 2024, prior to the execution of the Giga Purchase Agreement, $50,000 of the Purchase Price was paid in the form of a refundable earnest money deposit, (ii) on August 19, 2024, $50,000 of the Purchase Price was paid.

On August 29, the Company entered into an amendment to the Giga Purchase Agreement (“Giga Amendment”). The Giga Amendment amended the deadline for the closing date of the Giga Transaction from August 31, 2024 to September 30, 2024. In connection with the Giga Amendment, the Company agreed to make an additional advance payment of $250,000, which was paid on August 29, 2024. As a result of this additional advance payment, the parties agreed that the remaining Giga Purchase Price final payment will be in two payments of $575,000. As such the total Giga purchase price remains $1,500,000. The parties further agreed that out of the pre-paid amounts of $350,000, $100,000 will not be refundable to the Company if the Giga Transaction is terminated prior to the closing date, except to the extent such termination is the result of the Seller’s breach of the Giga Purchase Agreement, in which case all pre-paid amounts shall be refunded to the Company. During the three months ended March 31, 2025, the Company canceled the Giga Purchase Agreement and expensed the deposits of approximately $350,000 classified under the Merger and acquisition expenses in the accompanying unaudited condensed consolidated statement of operations.

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

Captus GP owns 850 acres in Pincher Creek, Alberta (the “Captus Site”). The acreage contains characteristics management considers to be highly suitable for the development of Al HPC. These characteristics include: 1) redundant natural gas lines, 2) grid connectivity, 3) a deplete reservoir that can be used for onsite carbon sequestration, 4) access to non-potable water and 5) proximity to telecom connectivity. Gryphon intends to develop the site for revenue producing activities.

The aggregate consideration payable by the Company to the Vendors is CAD $24.0 million (the “Cash Consideration”), subject to adjustment in accordance with the terms of the Captus Agreement. In November 2024, the Company paid a cash deposit of $143,759 (CAD $200,000) to Captus GP for the benefit of the Vendors (the “LOI Cash Deposit”). Within two business days of the date of the Captus Agreement, the Company paid a cash deposit of$704,641 (CAD $1,000,000) to Captus GP for the benefit of the Vendors (the “Signing Cash Deposit,” and together with the LOI Cash Deposit, the “Cash Deposits”). The Cash Deposits may be applied towards the payment of the Cash Consideration in accordance with the terms of the Captus Agreement, and the remainder of the Cash Consideration will be paid by the Company upon closing.

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

As of the filing date of these financials, the Captus Acquisition has not been completed.

RepairBit LLC

On November 25, 2024, the Company entered into a term sheet (“RepairBit Acquisition”) for the acquisition RepairBit LLC (“RepairBit”) a bitcoin mining repair vendor. The aggregate RepairBit purchase price is $5,000,000, less any non-refundable deposits, which is payable in shares of the Company’s common stock. In December 2024, the Company paid refundable deposits of $300,000. During the three months ending March 31, 2025, the Company applied approximately $131,000 against outstanding invoices due to RepairBit. As of the filing date of these financials, the RepairBit Acquisition was not completed.

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

The Court also granted an amended interim financing order approving the Company as a debtor in possession (“DIP”) lender to Erikson. As part of the Erikson Purchase Agreement, the Company provided DIP interim financing to Erikson to cover its operating expenses and legal and professional fees during the period between December 9, 2024 and the applicable Outside Date. Upon closing, The Company may offset some or all of the interim financing provided against the purchase price. On February 14, 2025, the Company gave Erikson notice of the cancellation of the Erikson Purchase Agreement, and expensed approximately $608,000 of deposits classified under the Merger and acquisition expenses in the accompanying unaudited condensed consolidated statement of operations

NOTE 5 - MINING EQUIPMENT, NET

Mining equipment consisted of 10,725 and 8,825 units of bitcoin mining machines as of March 31, 2025 and December 31, 2024, respectively. The following table summarizes the carrying amount of the Company’s mining equipment as of:

	March 31, 2025	December 31, 2024
Mining equipment
Balance, beginning of year	$17,109,000	$15,978,000
Additions	686,000	1,573,000
Disposals	-	(442,000)
Ending balance	$17,795,000	$17,109,000

Accumulated depreciation
Balance, beginning of year	$14,115,000	$3,062,000
Additions	1,071,000	11,179,000
Disposals	-	(126,000)
Ending balance	$15,186,000	$14,115,000
Net carrying amount	$2,609,000	$2,994,000

Purchase of mining machines

In March 2025, the Company purchased 1,900 SI 9JPro series machines with an extended warranty. The purchase price was a cash payment of approximately $608,000 and the issuance of $100,000 of the Company’s common stock at a price of $0.40 per share. The common stock had a fair market price of approximately $86,000 on the commitment date. As of March 31, 2025, the Company paid $558,000 of the $608,000 cash payment due. The issuance of $100,000 of the Company’s common stock remains outstanding.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities, as of:

	March 31, 2025	December 31, 2024
Accounts payable	$6,856,000	$5,514,000
Accrued liabilities	2,978,000	3,531,000
Total	$9,834,000	$9,045,000

NOTE 7 - NOTE PAYABLE

The following table summarizes the balance of the note payable as of:

	March 31, 2025	December 31, 2024
Principal - Note Payable	$5,000,000	$5,000,000
Aggregate interest to be paid	638,000	638,000
Interest payments made	(94,000)	(41,000)
	5,544,000	5,597,000
Less current portion of interest	213,000	213,000
Notes Payable – long-term	$5,331,000	$5,384,000

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

Pursuant to the Agreements, the following consideration was exchanged with the Lender for the settlement of the Amended BTC Note:

●	Approximately $9,117,000 of the Amended BTC Note principal balance was converted into shares of the Company’s common stock (the “Shares Exchanged”), at an ascribed value of $1.10 per share resulting in the issuance of 8,287,984 shares of common stock to Lender, at a fair market value of $0.612 per share (the quoted market price of the Company’s common stock on the Restructuring Date), or an aggregate value of approximately $5,072,000.

●	Warrants to purchase 3,530,198 shares of common stock, which warrants are exercisable immediately, have a ten-year term and an exercise price of $0.01 per share (the “Prefunded Warrants”), at a fair market value of $0.612 per share (the quoted market price of the Company’s common stock on the Restructuring Date), or an aggregate value of approximately $2,160,000.

●	Warrants to purchase 2,000,000 shares of common stock at an exercise price of$1.50 per share (the $1.50 warrants) which will expire in five-years from the date of the transaction for a total fair value of approximately $888,000 based on the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of ll5.0%, the fair value of common stock $0.612 estimated life of 5.0 years, risk-free rate of 4.07% to 4.72% and dividend rate of nil.

●	A $5,000,000 note payable (the “Note Payable”) pursuant to the New Loan Agreement.

●	A director specified by Lender was added to the board of directors.

The terms of the Note Payable include the following:

●	The outstanding principal and interest are denominated in dollars (as opposed to the original Bitcoin Loan that was denominated in bitcoin).

●	One-time payment of in the amount of $5,000,000 on October 25, 2027

●	Annual interest rate of 4.25% payable monthly.

●	The Lender has been given a first priority lien on all the Company and its subsidiaries’ assets.

●	The Lender may convert half of the outstanding principal at a price of $1.10 per share of common stock and the remaining half at a price of $1.50 per share of common stock (for purposes of classifying the Restructured Loan, it was concluded that the conversion option did not meet the requirements to be bifurcated and classified as a derivative, nor was there a large premium paid that would be classified as an addition to paid-in capital so the conversion option is included in the value of the host instrument).

●	The Note Payable cannot be converted or exercised if the Lender and its affiliates would beneficially own more than 19.99% of the number of shares of common stock as of the date of the agreement after giving effect to such conversion or exercise without the approval of the Company’s stockholders, for which the Company is required to seek such approval at its next annual meeting of stockholders.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

CEO Agreements

On September 30, 2024, the grant date, the Company’s board of directors approved the issuance of the RSUs, pursuant to the CEO Agreement. The Company relied on guidance set by FASB Accounting Standards Update No. 2021-07 (issued and updated on October 2021) related to Compensation - Stock Compensation (“Topic 718”) to determine the impact on the Company. The grant date fair value for the 1,114,454 Time-based RSUs was estimated to be approximately $735,000 based on the Company’s closing price of $0.66 as of the grant date. The Company will recognize expense on a straight-line basis over the service period starting October 1, 2024. The remaining 557,228 Market-based RSUs were considered to have a market-based vesting as the milestones are based on the Company’s remediation of certain stock exchange listing qualifications, which are based on the market price and market capitalization of the Company’s common stock. As further required by Topic 718, a market-based award’s fair value is required to be expensed over the derived service period whether the milestone is met or not. The Company hired a third-party valuation firm to calculate the fair value of the Market-based Awards. The fair value of approximately $312,000 was determined by the use of a Monte-Carlo simulation model (i) over the period from September 30, 2024 through August 31, 2025 (the estimated date to achieve the remediation of the Nasdaq deficiencies over the period set forth in the CEO Agreement), (ii) a risk-free rate of 4.0%, (iii) volatility of 152.0%, (iv) a starting price of $0.68, (v) a price hurdle $1.00 and (vi) a time hurdle of 10 days, for a derived fair value of $0.56 per share and a derived service period of approximately 0.33 years.

The CEO Agreement also provides Mr. Gutterman with the opportunity to earn an incentive bonus (the “Incentive Bonus”), with will become payable, if ever, in tranches following the Company’s attainment of certain stock price and market capitalization goals. The specific goals are as follows:

	Company Stock Price Goal	Company Market Capitalization Goal	Amount oflncentive Bonus Payable for Achievement of Tranche Goals
Tranche 1	$2.50 based on 30-day VWAP	$150 Million	100% of Base Salary
Tranche 2	$2.50 based on 30-day VWAP	$250 Million	200% of Base Salary
Tranche 3	$5.00 based on 30-day VWAP	$500 Million	300% of Base Salary
Tranche 4	$10.00 based on 30-day VWAP	$1 Billion	500% of Base Salary

No Incentive Bonus tranche will become payable unless both the stock price goal and the market capitalization goal (“Goals’) for the applicable tranche are satisfied, and the market capitalization goal is attained simultaneously with the stock price goal. Additionally, the Incentive Bonus may be earned in a change in control if the consideration paid per share of Company common stock exceeds an Incentive Bonus tranche stock price goal and the total value received in the transaction exceeds an Incentive Bonus tranche market capitalization goal. Under no circumstances may the performance goals for an Incentive Bonus tranche be achieved more than one time. The Incentive Bonus, to the extent any tranche becomes payable, will be paid within thirty days of the attainment of the applicable goals, subject to Mr. Gutterman remaining in continuous employment with the Company through each payment date. The Company will continue to evaluate the probability of the CEO’s achievement of the Goals. As of Marh 31, 2025, the Company has not accrued for the Incentive Bonus.

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

The Non-CIC Severance will be paid in a lump sum as soon as practicable following the effective date of a release but no later than 74 days following Mr. Gutterman’s termination. If Mr. Gutterman incurs a Qualifying Termination within thirty (30) days prior to or twelve (12) months following a change in control, then in addition to the Non-CIC Severance, Mr. Gutterman will be entitled to the following:

(4)	An amount equal to 0.5 times Mr. Gutterman’s target bonus and

(5)	acceleration and vesting on a prorated basis (performance goals will be assumed to have been achieved at target) of each outstanding equity award held by Mr. Gutterman as of the termination date (but excluding the Incentive Bonus) (collectively, the “CIC Severance”).

To the extent payable in cash, the CIC Severance will be paid in a lump sum as soon as practicable following the effective date of a release, but no later than 74 days after Mr. Gutterman ’s termination date. The severance payments and benefits described above are subject to Mr. Gutterman ’s execution and non-revocation of a general release of claims in favor of the Company and continued compliance with his restrictive covenant obligations.

The CEO Agreement includes certain restrictive covenants, which include non-solicitation and non-competition covenants during the term of the CEO Agreement and for the twelve (12) months following. Further, the CEO Agreement includes a “best pay” provision under Section 280G of the Internal Revenue Code, pursuant to which any “parachute payments” that become payable to Mr. Gutterman will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Internal Revenue Code, whichever results in the better after-tax treatment to Mr. Gutterman.

Blockfusion Co-location Mining Services Agreement

On December 1, 2024, the Company entered into an agreement with Blockfusion USA, Inc. (“Blockfusion”) to provide hosting services for 3,780 of the Company’s bitcoin miners not to exceed 12MW of allocated power (“Blockfusion MSA”) for a period of twelve months (November 30, 2025), automatically renewing for one month extensions until terminated by either party, (“Term”). The Company is required to pay to Blockfusion a monthly facility fee of $13,000 per MW, for an aggregate of $156,000 (“Facility Fee”) for standard levels of maintenance of the Company’s Mining Equipment, including fault diagnosis and software upgrades, and racking and unracking of faulty machines. The Company’s monthly power usage will charge to the Company without a Blockfusion markup charge. At the signing of the Blockfusion MSA, the Company was required to pay (i) an initial monthly Facility Fee of $156,000 to be applied to the December 2024 Facility fee, (ii) a deposit in the aggregate of $600,000, as follows $200,000 on December 6, 2024, $200,000 on January 1, 2025 and $200,000 on February 1, 2025 (“Cash Deposit”) and (iii) the Company is required, prior to January 27. 2025, and thereafter at all times during the Term, maintain an irrevocable letter of credit, or prior to January 31, 2025 maintain a cash deposit and thereafter at all times during the Term, in the amount of $1,200,000 (“LOC Deposit”). As of the release date of these unaudited condensed consolidated Financial Statements, the Cash Deposit has been paid and is not outstanding while the LOC Deposit remains outstanding.

The Company determined that the agreement with Blockfusion does not meet the definition of a lease in accordance with ASC 842, Leases.

Mawson Agreement

On January 3, 2025, Gryphon entered into a Master Co-Location Agreement (the “Mawson Agreement”) with Mawson Hosting LLC (“Mawson”) with a right to host up to 5,880 miners in Mawson’s facility in Midland, Pennsylvania. Pursuant to the Mawson Agreement, the Company is entitled to 20 MW of power at a cost of approximately $23.50 per MW/hour paid monthly with a minimum fee of approximately $165,521 per month, as well as certain other fees set forth in the agreement. The Mawson Agreement has an initial term of one year and may be terminated on sixty days’ notice. As of March 31, 2025, the Company has delivered 6,719 bitcoin miners to Mawson.

The Company determined that the agreement with Mawson does not meet the definition of a lease in accordance with ASC 842, Leases.

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

On April 7, 2023, Sphere 3D filed a suit against Gryphon in the Southern District of New York. The lawsuit concerns the Sphere MSA between the parties where the Company agreed to act as Sphere 3D’s “exclusive provider of any and all management services for all blockchain and cryptocurrency-related operations.” Sphere 3D alleges that the Company has fallen short in its obligations under the Sphere MSA, and is suing for alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty (such matter, the “Sphere 3D Litigation”).

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

On March 7, 2025, The Company and Sphere 3D entered into a settlement and release agreement on mutually acceptable terms. The Settlement Agreement fully resolved all pending litigation between the Company and Sphere, and each party fully released the other party from any known or unknown and unsuspected claims. As of March 7, 2025, the Company had a liability of due to Sphere 3D of approximately $449,000, which was written off and recorded as a gain on settlement of accounts payable in the accompanying unaudited condensed consolidated statement of operations.

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

On September 5, 2024 and September 13, 2024, the Company received deficiency notices from Nasdaq, who have certain stock exchange listing qualification requirements, such as the Company to maintain a stock price of at least $1.00 and maintain MVLS of at least $35,000,000 (the “Deficiencies”). The Company had a period of 180 calendar days, or until March 4, 2025 to regain compliance with the minimum bid price requirement. Also, the Company had a period of 180 calendar days, or until March 12, 2025, to regain compliance with the $35,000,000 MVLS Requirement. As of the issuance of these financial statements, the Company had not remedied the Deficiencies and received a delisting notice for each the two Deficiencies. As part of the Nasdaq’s delisting policy, the Company has the right to petition for a hearing with the Nasdaq’s board. The Company has submitted petitions for each of the Deficiencies and will present a compliance plan to a Nasdaq Hearing Panel on April 15, 2025. See Note 11 – Subsequent Events - Nasdaq Compliance.

NOTE 9 - STOCKHOLDERS’ DEFICIT

As of March 31, 2025, the Company has 155,000,000 shares authorized, of which 150,000,000 shares are common stock and 5,000,000 shares are preferred stock, of which no class has been designated.

Registered Direct Offering

In January 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several institutional and accredited investors and certain directors and officers of the Company (and certain of their affiliated parties) for the purpose of raising approximately $2,820,000 in gross proceeds for the Company. Of the gross proceeds, approximately $670,000 was received in December 2024 with approximately $2,150,000, less a receivable of approximately $55,000, received in January 2025. The Company incurred legal fees of approximately $75,000 associated with the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering an aggregate of (i) 6,866,856 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share and (ii) warrants to purchase 6,866,856 shares of the Company’s common stock at an exercise price of $1.50 per share, at a combined purchase price per share and accompanying warrant equal to $0.40 for third-party investors and $0.516 for directors and officers of the Company.

At The Market Offering (ATM)

On April 19, 2024, the Company commenced a new At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, Pl Financial (US) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. For the three months ended March 31, 2025, the Company raised net proceeds of approximately $2,337,000, net of offering cost of approximately $72,000, from the ATM for the issuance of 4,563,552 shares.

Common Stock Issued for Services

In January 2025, the Company entered into an investor relations consulting agreement. The agreement is for a period of six months with equal monthly payments of $12,500 and the issuance of 350,000 shares of the Company’s common stock.

In January 2025, the Company issued 283,333 shares of the Company’s common stock as payment for a consulting agreement.

Restricted common stock awards/units

The table below summarizes the compensation expense related to the Company’s restricted stock awards for the three months ended March 31:

	2025	2024
Directors
October 1, 2024 – 1,914,580 Directors’ share grant of common stock	$326,000	$-
February 23, 2023 - 168,419 share grant of common stock	14,000	43,000

Employees
January 15, 2025 – Captus Management team 4,083,400 restricted stock grant	248,000	-
December 17, 2024 – VP Energy 500,000 share grant of common stock	31,000	-
September 30, 2024 – CEO 1,671,682 share grant of common stock	136,000	-
June 19, 2023 – CFO 675,058 share grant of common stock	17,000	165,000

Total	$772,000	$208,000

	Number of Units	Weighted Average Grant-date Per Share Fair Value
Balance as of December 31, 2024	4,620,511	$0.78
Granted	4,083,300	$0.45
Issued	(844,245)	$1.06
Forfeited	-	$-
Balance as of March 31, 2025	7,859,566	$0.55

As of March 31, 2025, there was approximately $2,736,000 unrecognized compensation expense related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3 years.

On January 8, 2025, in connection with the Captus Agreement, as a material inducement to their agreeing to become employees of the Company, the Company granted a restricted stock award to each of Harry Andersen, Paul Connolly, Mark Taylor and Steve Giacomin (collectively, the “Restricted Stock Awards”). The Restricted Stock Awards were intended to constitute “employment inducement awards” under the Nasdaq Stock Market Rules. The aggregate restricted stock shares issued was 4,083,300. Each of the Restricted Stock Awards vests in three equal installments on the first three anniversaries of the grant date subject to the grantee’s continued engagement with the Company through each applicable vesting date, provided however, that the Restricted Stock Awards will accelerate and vest immediately upon the grantee’s death, disability, termination by the Company without “cause” (as defined in each Restricted Stock Award agreement), or the consummation of a change in control of the Company. The equity awards were valued as of the grant date at $0.452 per share for a total of $1,846,000. The grant date fair value was estimated to be fair value of the Company’s common stock on the Grant Date. The equity compensation expense for the three months ended March 31, 2025 amounted to approximately $248,000.

On December 17, 2024 (“Grant Date”), the Company’s Senior Vice President of Energy (“VP Energy”) was granted a time time-based equity grant of 500,000 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a four (4)-year period beginning on the Grant Date, subject to VP Energy’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $0.477 per share for a total of$239,000. The grant date fair value was estimated to be fair value of the Company’s common stock on the Grant Date. The equity compensation expense for the three months ended March 31, 2025 amounted to approximately $31,000.

As of the resolution date October 31, 2024, with an effective date of October 1, 2024, there were seven board members entitled to the annual equity award of $160,000 and one board member entitled to the committee chair retainer of $40,000 (as further disclose in NOTE 8 - COMMITMENTS AND CONTINGENCIES). As of October 1, 2024, the grant date, a total of 1,914,580 shares of the Company’s common stock, based on a VWAP of $0.61 per share. The fair value of the shares as of the grant date was $1,200,000. The equity compensation expense for the three months ended March 31, 2025 amounted to approximately $326,000.

On September 30, 2024, the grant date, the Company’s board of directors approved the issuance of the RSUs, pursuant to the CEO Agreement (as further described NOTE 8 - COMMITMENTS AND CONTINGENCIES). The equity compensation expense for the three months ended March 31, 2025 amounted to approximately $0 for the Market- based RSUs and approximately $136,000 for the Time-based RSUs.

On June 19, 2023, the Company’s CFO was granted a time-based equity grant of 675,058 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a three (3)-year period beginning on the Effective Date, subject to CFO’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $2.42 per share for a total of$946,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (Nasdaq: GRYP). The equity compensation expense for the three months ended March 31, 2025 amounted to approximately $17,000.

On February 23, 2023, the Company entered into Independent Director agreements with two individuals. As part of the compensation for the agreements, the Company granted restricted stock of 84,210 to each of the directors for a total of 168,419 shares of the Company’s common stock. The shares vest every six months in six equal installments of 14,035 shares for a total of 28,070 shares. The equity award was valued as of the grant date at $3.36 per share for a total of$328,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (Nasdaq: GRYP). The equity compensation expense for the three months ended March 31, 2025 amounted to approximately $14,000.

Warrants

Transactions involving warrants are as follows for the Three months ended March 31, 2025:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Weighted Average Intrinsic Value
Outstanding – December 31, 2024	5,530,198	$0.55	9.68	$0.55	$0.39
Granted	6,866,856	1.50	9.79	0.17	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding – March 31, 2025	12,397,054	1.08	9.69	0.34	0.04
Exercisable – March 31, 2025	12,397,054	1.08	9.69	0.34	0.04
Non-exercisable – March 31, 2025	-	$-	-	$-	$-

NOTE 10- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets and liabilities as of the dates presented below:

	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$49,000	$49,000	$-	$-
Digital assets	$787,000	$787,000	$-	$-

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$115,000	$115,000	$-	$-
Digital assets	$1,016,000	$1,016,000	$-	$-

The Company determines the fair value of its assets and liabilities based on the quoted market prices as of March 31, 2025 and December 31, 2024. For the marketable securities the market value is based on the quoted market price on the US exchange. For the digital assets and BTC Note, the Company used the quoted market price per Coinbase.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined there are no reportable events for the three months ended March 31, 2025, except for the following.

Merger Agreement

On May 9, 2025, the Company, GDM Merger Sub I Inc., a Delaware corporation and wholly owned direct subsidiary of Gryphon (“Merger Sub Inc.”), GDM Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Gryphon (“Merger Sub LLC”), and American Bitcoin Corp., a Delaware corporation (“ABTC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Mergers and Merger Consideration

The Merger Agreement provides that, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement:

●	Merger Sub Inc. will merge with and into ABTC, with ABTC surviving the merger (the “First Merger”) as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the “First Merger Surviving Corporation”); and

●	immediately after the First Merger, the First Merger Surviving Corporation will merge with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the “Second Merger” and, taken together with the First Merger, the “Mergers”) as a wholly owned direct subsidiary of the Company (the company surviving the Second Merger, the “Surviving Company”). The Company following the Mergers is referred to herein as the “Combined Company.”

The Merger Agreement provides that, prior to the effective time of the First Merger (the “First Effective Time”), The Company will file a new amended and restated certificate of incorporation (the “New Charter”) that, among other things, will (i) rename and reclassify the Company’s existing common stock, into Class A common stock, par value $0.0001 per share (the “Gryphon Class A Common Stock”), establish a new series of common stock designated as Class B common stock, par value $0.0001 per share (the “Gryphon Class B Common Stock”) and establish a new series of common stock designated as Class C common stock, par value $0.0001 per share. Each share of Gryphon Class A Common Stock will be entitled to one vote per share, and each share of Gryphon Class B Common Stock will be entitled to 10,000 votes per share.

At the First Effective Time:

●	each share of Class A common stock, par value $0.0001, of ABTC (“ABTC Class A Common Stock”) issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive a number of shares of Gryphon Class A Common Stock, equal to an exchange ratio calculated pursuant to the terms set forth in the Merger Agreement (the “Exchange Ratio”), as merger consideration in the First Merger (such shares in aggregate, the “Class A Merger Consideration”); and

●	each share of Class B common stock, par value $0.0001, of ABTC (“ABTC Class B Common Stock” issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive a number of shares of Gryphon Class B Common Stock equal to the Exchange Ratio, as merger consideration in the First Merger, (such shares in the aggregate, the “Class B Merger Consideration”, and together with the Class A Merger Consideration, the “Merger Consideration”).

At the effective time of the Second Merger (the “Second Effective Time”):

●	each share of common stock of the First Merger Surviving Corporation issued and outstanding immediately prior to the Second Effective Time will automatically be canceled and retired and will cease to exist, and no consideration shall be delivered in exchange therefor;

●	each equity interest of Merger Sub LLC issued and outstanding immediately prior to the Second Effective Time will automatically be converted into and become one equity interest of the Surviving Company; and

●	Gryphon will become the sole member of the Surviving Company.

Following the closing of the transactions contemplated by the Merger Agreement, including the Mergers (the “Closing”), (i) the aggregate number of shares of Gryphon Class A Common Stock and Gryphon Class B Common Stock issued to the former stockholders and other equity holders of ABTC as Merger Consideration is expected to represent approximately 98.0% of the outstanding equity interests of the Combined Company and (ii) Gryphon equity holders as of immediately prior to the First Merger are expected to own 2.0% of the outstanding equity interests of the Combined Company after their shares of Gryphon Common Stock are reclassified into shares of Gryphon Class A Common Stock. Following the Mergers, ABTC’s business will be the business of the Combined Company.

Nasdaq Compliance

On April 30, 2025, the Company received written notification (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearing Panel (the “Panel”) has granted the Company an extension to regain compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2) until September 2, 2025, subject to additional conditions outlined in the Notice.

The extension by the Panel is contingent on the Company achieving scheduled milestones and notifying Nasdaq of such achievement. If the Company is not successful at satisfying these milestones within the prescribed time the Panel may revoke the extension.

As previously reported, on September 5, 2024, and September 13, 2024, the Company received two delinquency notification letters (the “Notices”) from Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2). The Notices cited the Company’s (a) failure to comply with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) and (b) failure to comply with the minimum Market Value of Listed Securities (“MVLS”) requirement set forth in Nasdaq Listing Rule 5550(b)(2). The Notices provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was given 180 calendar days, or until March 4, 2025, and March 12, 2025, respectively, to regain compliance with the Minimum Bid Price Rule and MVLS standards.

On March 5, 2025, and March 13, 2025, the Company received further notices from the Staff, notifying the Company that its failure to regain compliance with the Minimum Bid Price Rule and MVLS standards serves as a basis for delisting the Company’s securities from The Nasdaq Capital Market. The Company’s securities would be delisted from The Nasdaq Capital Market unless the Company timely requested an appeal of this determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company timely exercised its right to request a hearing to appeal the delisting determination and paid the applicable fee, which stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The hearing before the Panel took place on April 15, 2025.

Blockfusion Contract

On April 15, 2025, due to high industry hash rates and high energy costs, Gryphon Digital Mining, Inc. (the “Company”) and Blockfusion USA, Inc. (“Blockfusion”) agreed to suspend mining operations and curtail service, respectively.  The Company and Blockfusion are actively collaborating to rework their Co-Location Mining Services Agreement, dated as of December 1, 2024, to enable the Company to mine profitably moving forward. The Company expects to issue additional updates as appropriate.

Former CEO Litigation

The Company and Ivy Crypto, Inc. held a mediation of the dispute on May 5, 2025. The mediation was unsuccessful, and the litigation remains unresolved. The potential outcome cannot be determined at this time.

Note Payable

On May 10, 2025, Gryphon entered into a warrant amendment with Anchorage to amend the $1.50 Warrants. Pursuant to the Amendment, Gryphon reduced the exercise price of the $1.50 Warrants from $1.50 to $0.55 per share and, subject to the closing of the Mergers, will remove Section 15 of the $1.50 Warrants, which provides most favored nation rights.

Captus Acquisition Transaction

During the three months ended March 31, 2025, the Company received approximately $1,263,000 of proceeds related to funding of the Captus transaction. As the transaction did not close as of March 31, 2025 and the funds were due to be deposited directly to a third-party custodian, the Company classified these proceeds as Restricted cash on the face of the Company’s unaudited condensed consolidated balance sheet along with the corresponding liability. Subsequent to March 31, 2025, all funds received related to the prospective acquisition of Captus Energy were remitted to the proper custodian. As of the filing date of these financials, the Captus Acquisition has not been completed.

Share Issuances

Subsequent to March 31, 2025:

●	The Company issued 1,525,535 shares of common stock for net proceeds of approximately $367,000 in connection with the ATM.

●	The Company issued 1,061,476 shares of common stock for consulting services.

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

Gryphon operates approximately 5,880 bitcoin ASIC mining computers, referred to as “miners,” from Bitmain Technologies Limited (“Bitmain”) that Gryphon has installed at a third-party hosted mining data center located in Pennsylvania. Revenue generated by the mining of bitcoin is measured on a dollar per megawatt-hour (“MWh”) basis and is variable based on the price of Bitcoin, the measure of difficulty, transaction volume and global hash rates. See “Recent Developments – Blockfusion Agreement” below.

For the three months ended March 31, 2025 and 2024, Gryphon mined approximately 17 and 142 bitcoins, respectively. While Gryphon does not have any plans to acquire digital assets other than bitcoin, it may do so in the future.

Breakeven Analysis

Below is a breakeven analysis of Gryphon’s mining operations for three months ended March 31, 2025 and 2024:

	2025	2024
Mining Revenues	$1,558,000	$7,490,000
Bitcoin mined	17	142
Value of one mined bitcoin	$91,111	$52,757
Cost of Revenues (excluding depreciation)	$2,054,000	$4,837,000
Cost to mine one bitcoin	$120,117	$34,070
Total Bitcoin mined	17	142
Breakeven of Total Bitcoin mined	$120,117	$34,070

The breakeven analysis is computed by taking the cost of revenues for the given period and dividing that sum by the number of Bitcoin mined during the same period. For instance, in Q1 2024 the $4,837,000 cost of revenues is divided by the 142 Bitcoin mined, resulting in an average of $34,070 per coin. The breakeven analysis is an operational metric that does not take capital expenditures or financing mechanics into consideration. The calculation only considers direct operational costs, such as electricity and hosting. The mining equipment was originally financed primarily through equity capital raises and cash flows resulting from the sale of bitcoin generating by mining operations. As of March 31, 2025, there were no financing agreements outstanding related to financing of mining equipment.

The breakeven analysis is a non-GAAP measure, similar to the way the gold industry reports gold-equivalent ounces to provide uniform measure of various revenue streams from different commodities (such as gold, copper, nickel, etc.). Much like the gold industry, the purpose of this calculation is to offer the reader a bitcoin-equivalent datapoint for Gryphon’s primary revenue stream. This enables readers to easily compare Gryphon’s operations with other bitcoin mining companies. By dividing the total cost of revenues by the number of bitcoin mined, one arrives at the breakeven point. Therefore, if Gryphon sells a bitcoin at the same price, it would have achieved a breakeven.

The breakeven cost of mining bitcoin is influenced primarily by two factors. First, the cost of electricity sourced from Gryphon’s hosting providers, which encompasses a combination of pass-through market electricity prices and profit-sharing arrangements. Second, it is affected by the global hashrate of the Bitcoin network. During the first quarter of 2025, the cost of electricity plus the profit-sharing arrangement in place with the hosting provider has fluctuated due to increased demand year over year from $0.0817 per kilowatt hour in the first quarter of 2024 to $0.108 per kilowatt hour in the first quarter of 2025, reaching a high of $0.156 per kilowatt hour during January 2025. In addition, the global hashrate of the Bitcoin network has shown a consistent upward trend, with sequential increases of 6.6%, 4.4%, 16.9% and 9.2% over the last four quarters ending March 31, 2025. This increase in the global hashrate has led to fewer bitcoins being mined for the same amount of energy consumption. The combined effect of these changes in the two key cost drivers has resulted in an increase in the overall breakeven level as of March 31, 2025 compared to March 31, 2024.

Recent Developments

Merger Agreement

See “Explanatory Note” and “Note 11 – Subsequent Events” to the unaudited condensed consolidated financial statements for the three months ended March 31, 2025 included in this Report.

Blockfusion Agreement

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

Subsequent to March 31, 2025, on April 15, 2025, due to high industry hash rates and high energy costs, Gryphon Digital Mining, Inc. (the “Company”) and Blockfusion USA, Inc. (“Blockfusion”) agreed to suspend mining operations and curtail service, respectively.  The Company and Blockfusion are actively collaborating to rework their Co-Location Mining Services Agreement, dated as of December 1, 2024, to enable the Company to mine profitably moving forward. The Company expects to issue additional updates as appropriate.

Mawson Agreement

On January 3, 2025, Gryphon entered into a Master Co-Location Agreement (the “Mawson Agreement”) with Mawson Hosting LLC (“Mawson”) with a right to host up to 5,880 miners in Mawson’s facility in Midland, Pennsylvania. Pursuant to the Mawson Agreement, the Company is entitled to 20 MW of power at a cost of approximately $23.50 per MW/hour paid monthly with a minimum fee of approximately $165,521 per month, as well as certain other fees set forth in the agreement. The Mawson Agreement has an initial term of one year and may be terminated on sixty days’ notice. The Company has delivered 6,719 bitcoin miners to Mawson.

Results of Operations

Three Months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table shows the Company’s results of operations for the three months ended March 31,

			Change
	2025	2024	Dollar	Percentage
Revenues
Mining activities	$1,558,000	$7,490,000	$(5,932,000)	(79.2)%
Operating cost
Cost of revenues (excluding depreciation)	2,054,000	4,837,000	(2,783,000)	(57.5)
General and administrative expenses	3,000,000	2,461,000	539,000	21.9
Stock-based compensation expense	772,000	208,000	564,000	271.2
Depreciation expense	1,071,000	3,247,000	(2,176,000)	(67.0)
Unrealized loss (gain) on digital assets	127,000	(1,703,000)	1,830,000	107.5
Total operating expenses	7,024,000	9,050,000	(2,026,000)	(22,4)
Loss from operations	(5,466,000)	(1,560,000)	3,906,000	250.4
Other expenses	(814,000)	(10,184,000)	(9,370,000)	(92.0)
Loss before provision for income taxes	$(6,280,000)	$(11,744,000)	$(5,464,000)	(46.5)%

Mining revenues

Mining revenues decreased to $1,558,000 for the three months ended March 31, 2025 from $7,490,000 for the three months ended March 31, 2024. The decrease in mining revenues of $5,932,000 is due to a combination of factors. The average value of bitcoin mined for the three Months ended March 31, 2025 was $93,000 compared to $53,000 for the three months ended March 31, 2024, an increase of $40,000, or 76%. As of March 31, 2025, the Company had approximately 10,700 miners compared to approximately 8,800 as of March 31, 2024. However, these increases in operational miners and revenue recognized per bitcoin earned were offset by the increase in global hashrate as well as the 50% reduction in block rewards due to the halving event in April 2024.

During the three months ended March 31, 2025 and 2024, the average daily global hashrate was 802.3 exahash and 564.7 exahash, respectively, an increase of 42%.

Cost of revenues

Cost of revenues decreased to $2,054,000 for the three months ended March 31, 2025, from $4,837,000 for the three months ended March 31, 2024. The decrease of $2,783,000 was primarily due to (i) an increase in Bitcoin network hashrate and (ii) higher energy costs.

General and administrative expenses

			Change
	2025	2024	Dollar	Percentage
Professional fees	$1,143,000	$1,048,000	$95,000	9.1%
Investor and public relations expenses	733,000	887,000	(154,000)	(17.4)
Salaries and wages	646,000	233,000	413,000	177.3
Insurance expense	150,000	141,000	9,000	6.4
Corporate stock expense	49,000	-	49,000	100.0
Other expenses	279,000	152,000	127,000	83.6
Total general and administrative expenses	$3,000,000	$2,461,000	$539,000	21.9%

Professional fees increased to $1,143,000 for the three months ended March 31, 2025, from $1,048,000 for the three months ended March 31, 2024. The increase of $95,000 relates to an increase in (i) accounting fees of approximately $12,000 and (ii) legal fees of approximately $83,000.

Investor and public relations expenses decreased to $733,000 for the three months ended March 31, 2025, from $887,000 for the three months ended March 31, 2024. The decrease is due to a decline in the use of consultants by the Company’s for its public exposure. Included in the $733,000 investor and public relations expenses for the three months ended March 31, 2025 and 2024 was approximately $109,000 and $0, respectively, of non-cash expense related to the fair value of common stock issued to consultants.

Salaries and wages increased to $646,000 for the three months ended March 31, 2025, from $233,000 for the three months ended March 31, 2024. The increase of $413,000 is due (i) a first quarter 2025 bonus accrual of approximately $209,0000 for our executive officers and (ii) $204,000 of compensation for the three new directors, one additional executive employee hired during the fourth quarter of 2024.

Corporate stock expense increased to $49,000 for the three months ended March 31, 2025, from $0 for the three months ended March 31, 2024. The increase of $49,000 is attributable to expenses incurred due to the completion of the Merger.

Other expenses increased to $279,000 for the three months ended March 31, 2025, from $152,000 for the three months ended March 31, 2024. The increase of $127,000 is attributable to (i) an increase of $131,000 for repair work on our miner fleet, and (ii) offset by a general decrease of approximately $4,000.

Stock-based compensation expense

Stock-based compensation expense increased to $772,000 for the three months ended March 31, 2025, from $208,000 for the three months ended March 31, 2024. The increase is due to the issuance of restricted stock units to the members of Gryphon’s Board of Directors (the “Gryphon Board”) members during the fourth quarter of 2024 and the issuance of restricted stock awards, in January 2025, as an incentive for the employment of the Captus management team.

Depreciation expense

Depreciation decreased to $1,071,000 for the three months ended March 31, 2025, from $3,247,000 for the three months ended March 31, 2024. The average remaining useful life of the mining fleet as of March 31, 2025 and March 31, 2024 were 26 months and 55 months, respectively. Therefore, the depreciation expense for the three months ended March 31, 2025 was reduced in comparison to the depreciation expense for the three months ended March 31, 2024.

Unrealized loss (gain) on digital assets

For the three months ended March 31, 2025 the Company incurred a unrealized loss on digital assets of $127,000 as compared to a unrealized gain of $1,703,000 for the three months ended March 31, 2024. The fair market value of Bitcoin as of December 31, 2023 was approximately $43,000 as compared to approximately $71,000 as of March 31, 2024. The increase of approximately $28,000 and our number of Bitcoin held, of approximately 59, as of March 31, 2024 resulted in an unrealized gain for the three months ended March 31, 2024. The fair market value of Bitcoin as of December 31, 2024 was approximately $93,000 as compared to approximately $83,000 as of March 31, 2025. The decrease of approximately $10,000 and our number of Bitcoin held, of approximately 10, as of March 31, 2025 resulted in the unrealized loss for the three months ended March 31, 2025.

Other income (expense)

			Changes
	2025	2024	Dollar	Percentage
Unrealized loss on marketable securities	$(66,000)	$(216,000)	$150,000	69.4%
Gain on extinguishment of account payable	449,000	-	449,000	100.0
Change in fair value of BTC Note	-	(9,638,000)	9,638,000	100.0
Merger and acquisition costs	(1,194,000)	-	(1,194,000)	(100.0)
Interest expense	(3,000)	(330,000)	327,000	99.1
Total other expense	$(814,000)	$(10,184,000	$9,370,000	92.0%

Unrealized loss on marketable securities

For the three months ended March 31, 2025 unrealized loss on marketable securities was $66,000, as compared to an unrealized loss of $216,000 for the three months ended March 31, 2024. The loss for the three months ended March 31, 2025 related to a decrease in the fair market value of the underlying securities held.

Gain on extinguishment of accounts payable

On March 7, 2025, The Company and Sphere 3D entered into a settlement and release agreement on mutually acceptable terms. The Settlement Agreement fully resolved all pending litigation between the Company and Sphere, and each party fully released the other party from any known or unknown and unsuspected claims. As such the Company was relieved of its $449,000 liability.

Change in fair value of BTC Note

During the year ended December 31, 2024, the Company had a note payable denominated in Bitcoin, which was accounted for under the fair value method of accounting. For the three months year ended March 31, 2024, the Company recognized a $9,638,000 increase in the fair value of notes payable. The note payable was settled in October 2024; therefore, the Company did not incur a fair value change for the three months ended March 31, 2025.

Merger and acquisition costs

The Company was in the process of evaluating several strategic business acquisitions. During the three months ended March 31, 2025, the Company cancelled the Giga Purchase Agreement and the Erikson Purchase Agreement. For the Giga Purchase Agreement, the Company had approximately $350,000 of cash deposits. For the Erikson Purchase Agreement, the Company had $447,000 of cash deposits and approximately $161,000 of professional fees. Also, the Company had approximately $236,000 of legal fees related to three other potential acquisitions that it has expensed.

Interest expense

The interest expense of $330,000 for the three months ended March 31, 2024, was related to the note payable denominated in Bitcoin. As to the Bitcoin denominate note payable was settled in October 2024 and accounted for as a troubled debt restructuring, the new note payable principal balance was increased for aggregate future interest expense, as such the monthly interest payment reduces the note payable balance; therefore, the Company did not recognize interest expense for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents (excluding restricted cash) of $318,000 and $735,000, respectively, and an accumulated deficit of approximately $73,652,000 and $67,735,000, respectively. The Company financed its operations primarily through proceeds from the sales of its equity securities through private placements, its at-the-market program as described below, borrowings pursuant to the Sphere 3D Note and the BTC Note and cash flow from its digital currency mining operations.

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

On June 10, 2024, the Company filed a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $70.0 million of common stock that may be issued and sold under an at-the-market issuance sales agreement with Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, (the “ATM”). The Company has used and intend to continue to use the net proceeds from the ATM for general corporate purposes, including without limitation, capital expenditures, funding potential acquisitions of additional new mining equipment, other potential acquisitions, investments in existing and future Bitcoin mining projects and repurchases and redemptions of our common stock and general working capital. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares of the common stock subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereunder. The ATM may be terminated at any time by either the Company or any sales agent with respect to itself upon five days’ prior notice, or by the sales agents at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of March 31, 2025, approximately $63.597 million in capacity remains under the ATM.

Summary of Cash Flow

The following table provides detailed information about the Company’s net cash flow for the three months ended March 31,

	2025	2024
Net cash used in operating activities	$(3,219,000)	$(983,000)
Net cash used in investing activities	$(1,780,000)	$-
Net cash provided by financing activities	$4,582,000	$1,805,000

Net cash used in operating activities

Net cash used in operating activities was approximately $3,219,000 for the three months ended March 31, 2025, and consisted primarily of cash proceeds from the sale of digital assets of approximately $1,647,000, offset by cash expenditures for operating activities of approximately $4,777,000.

Net cash used in operating activities was approximately $983,000 for the three months ended March 31, 2024, and consisted primarily of cash proceeds from the sale of digital assets of approximately $6,106,000, offset by cash expenditures for operating activities of approximately $7,089,000.

Net cash used in investing activities

Net cash used in investing activities was approximately $1,780,000 for the three months ended March 31, 2025, and consisted of (i) the purchase of mining equipment for approximately $558,000, (ii) cash disbursement of approximately $1,222,000 for deposit under assets acquisitions agreements.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $4,582,000 for the three months ended March 31, 2025, and consisted primarily of (i) increase in insurance premium loans of $343,000 offset by insurance premium loan payments of $47,000, and (ii) $2,095,000 of cash proceeds from issuance of Gryphon Common Stock offset by the payment of $75,000 for costs related to the issuance of Gryphon Common Stock, (iii) $2,409,000 of cash received from the sale of Gryphon Common Stock using the ATM offset by payments of $72,000 for cost related to the issuance of the Gryphon Common Stock and (iv) $71,000 of cash payments for the interest on the Note Payable.

Net cash provided by financing activities was approximately $1,805,000 for the three months ended March 31, 2024, and consisted primarily of (i) insurance premium loan payments of $90,000, and (ii) $1,395,000 of cash proceeds from issuance of the Company’s Gryphon Common Stock from the sale of Gryphon Common Stock using the ATM, and (iii) $500,000 of cash received from the acquisition of Akerna.

Capital Expenditures and Other Obligations

Blockfusion Agreement

See “—Recent Developments—Blockfusion Agreement” above.

Mawson Agreement

See “—Recent Developments—Mawson Agreement” above.

Note Payable

On May 25, 2022, Anchorage entered into an Equipment Loan and Security Agreement (as amended on March 27, 2023) with Gryphon Opco I LLC, an indirect wholly owned subsidiary of the Company, pursuant to which Anchorage loaned Gryphon Opco the principal amount of 933.333333 bitcoin. Gryphon Opco’s obligations under the Anchorage Loan Agreement were secured by certain equipment and software rights of Gryphon Opco and were guaranteed by Gryphon.

On October 25, 2024, Gryphon, its direct and indirect subsidiaries, as applicable, and Anchorage entered into the Debt Repayment and Exchange Agreement; Loan, Guaranty and Security Agreement, Form of Pre-Funded Warrant and Form of $1.50 Warrant to restructure the Anchorage Loan and terminate the existing the Anchorage Loan Agreement. Pursuant to the New Anchorage Agreements, (i) approximately $9.1 million of the Anchorage Loan was converted into shares of Common Stock, at an ascribed value of $1.10 per share, resulting in the issuance of 8,287,984 shares of Common Stock to Anchorage in a private placement pursuant to Section 4(a)(2) of the Securities Act, (ii) approximately $3.9 million of the Anchorage Loan was converted into warrants to purchase 3,530,198 shares of Common Stock, which warrants are exercisable immediately, have an unlimited term and an exercise price of $0.01 per share, in a private placement pursuant to Section 4(a)(2) of the Securities Act and (iii) the remaining $5 million of the Anchorage Loan was exchanged for a new $5 million loan pursuant to the New Loan Agreement.

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

The Restructured Loan and the Anchorage Warrants cannot be converted or exercised, respectively, if Anchorage (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the New Anchorage Agreements after giving effect to such conversion or exercise without the approval of Gryphon’s stockholders. Gryphon has agreed to seek such approval at its next annual meeting of stockholders.

On May 10, 2025, Gryphon entered into a warrant amendment with Anchorage to amend the $1.50 Warrants. Pursuant to the Amendment, Gryphon reduced the exercise price of the $1.50 Warrants from $1.50 to $0.55 per share and, subject to the closing of the Mergers, will remove Section 15 of the $1.50 Warrants, which provides most favored nation rights.

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

The critical accounting policies, and the judgements, estimates, and assumptions associated with such policies, that we believe have the greatest potential impact on the consolidated financial statements are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the three months ended March 31:

Reconciliation to Adjusted EBITDA:	2025	2024

Net loss	$(6,280,000)	$(11,744,000)
Exclude: Depreciation	1,071,000	3,247,000
Exclude: Interest expense	3,000	330,000
EBITDA	(5,206,000)	(8,167,000)
Non-cash/non-recurring operating expenses:
Exclude: Stock-based compensation expense	772,000	208,000
Exclude: Change in fair value of notes payable	-	9,638,000
Exclude: Unrealized loss on marketable securities	66,000	216,000
Adjusted EBITDA	$(4,368,000)	$1,895,000

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at March 31, 2025 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

On March 25, 2024, Gryphon filed a pre-motion letter with the Court seeking pre-judgment attachment of the equity shares in Core Scientific, Inc. that Sphere 3D received as a result of the settlement by order entered on January 16, 2024 by related to litigation with Core Scientific, Inc., to secure a judgment against Sphere 3D.

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

Former CEO Litigation

As previously disclosed, on September 17, 2024, Robby Chang was terminated as Chief Executive Officer and President of Gryphon for cause, with immediate effect, by the Gryphon Board. Mr. Chang remains a member of the Gryphon Board.

On October 21, 2024, the Company received notice that both it and Ivy Crypto, Inc., a wholly owned direct subsidiary of the Company, have been named as defendants in a complaint filed by Mr. Chang in the Ontario Superior Court of Justice in Canada, alleging wrongful termination. The Company intends to defend this matter vigorously.

On October 22, 2024, the Gryphon Board created a special committee to oversee the Company’s handling of the claim made by Mr. Chang, made up of Steve Gutterman, Jimmy Vaiopoulos, Dan Tolhurst and Jessica Billingsley. The Company and Ivy Crypto, Inc. have served their Statement of Defense, and the parties agreed to proceed with a mediation of the dispute that was held on May 5, 2025. The mediation was unsuccessful, and the litigation remains unresolved. The potential outcome cannot be determined at this time.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025, as amended.

Neither Gryphon nor ABTC can be sure if or when the Mergers will be completed.

The consummation of the Mergers is subject to the satisfaction or waiver of various conditions. Neither Gryphon nor ABTC can guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If Gryphon is unable to satisfy the closing conditions in ABTC’s favor or if other mutual closing conditions are not satisfied, ABTC will not be obligated to complete the Mergers. Under certain circumstances, Gryphon would be required to pay ABTC a termination fee of $5,000,000.

If the Mergers are not completed, the Gryphon Board, in discharging its fiduciary obligations to Gryphon stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to Gryphon stockholders as the Mergers. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. Gryphon may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect on Gryphon’s business.

Gryphon’s and ABTC’s efforts to complete the Mergers could cause substantial disruptions in, and create uncertainty surrounding, their respective businesses, which may materially adversely affect their results of operation and businesses. Uncertainty as to whether the Mergers will be completed may affect Gryphon’s and ABTC’s ability to retain and motivate existing employees. A substantial amount of Gryphon’s and ABTC’s management’s and employees’ attention is being directed toward the completion of the Mergers and thus is being diverted from their respective day-to-day operations. Uncertainty as to Gryphon’s and ABTC’s future could adversely affect their relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, customers, vendors, collaborators and other counterparties may defer decisions concerning working with Gryphon or ABTC, or seek to change existing business relationships with Gryphon or ABTC. Changes to, or termination of, existing business relationships could adversely affect Gryphon’s results of operations and financial condition, as well as the market price of Gryphon Common Stock. The adverse effects of the pendency of the Mergers could be exacerbated by any delays in completion of the Mergers or termination of the Merger Agreement.

Until the Mergers are completed, the Merger Agreement restricts ABTC and Gryphon from taking specified actions without the consent of the other party, and requires them to operate in the ordinary course of business consistent with past practice. These restrictions may prevent ABTC and Gryphon from making appropriate changes to their respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Mergers.

The market value of ABTC may be difficult to determine, the market value of Gryphon and ABTC may change between the date of this proxy statement/prospectus and the date that the Mergers are completed and the fairness opinion obtained by Gryphon will not reflect subsequent changes.

The Gryphon Board obtained an opinion of Marshall & Stevens to address the fairness of the consideration to be paid by Gryphon in the Mergers, from a financial point of view. Subsequent changes in the operation and prospects of Gryphon or ABTC, general market and economic conditions and other factors that may be beyond the control of Gryphon or ABTC, and on which Marshall & Stevens’ opinion was based, may significantly alter the value of ABTC or Gryphon, or the price of the shares of Gryphon Common Stock, by the time the Mergers are completed. Because Gryphon does not anticipate asking Marshall & Stevens to update its opinion, the opinion will not address the fairness of the consideration from a financial point of view as of any other date other than the date of such opinion.

Failure to complete the Mergers may result in Gryphon paying a termination fee to ABTC and could significantly harm the market price of the Gryphon Common Stock and negatively affect Gryphon’s future business and operations.

If the Mergers are not completed and the Merger Agreement is terminated under certain circumstances, Gryphon may be required to pay ABTC a termination fee of $5,000,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, Gryphon will have incurred significant fees and expenses, which must be paid whether or not the Mergers are completed. Further, if the Mergers are not completed, it could significantly harm the market price of the Gryphon Common Stock.

In addition, if the Merger Agreement is terminated and Gryphon determines to seek another business combination, there can be no assurance that Gryphon will be able to find a partner and close an alternative transaction on terms that are as favorable as or more favorable to Gryphon than the terms set forth in the Merger Agreement.

The closing of the Mergers are subject to approval by Gryphon stockholders and the ABTC stockholders. Failure to obtain these approvals would prevent the closing of the Mergers.

The closing of the Mergers are subject to certain approvals by the Gryphon stockholders and the ABTC stockholders. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Mergers. Any delay in completing the Mergers may materially adversely affect the timing and benefits that are expected to be achieved from the Mergers.

The Mergers may be completed even though certain events occur prior to the Closing that materially and adversely affect Gryphon or ABTC.

The Merger Agreement provides that either Gryphon or ABTC can refuse to complete the Mergers if there is a material adverse change affecting the other party between May 9, 2025, the date of the Merger Agreement, and the closing of the Mergers. However, certain types of changes do not permit either party to refuse to complete the Mergers, even if such change could be said to have a material adverse effect on Gryphon or ABTC, including, but not limited to:

●	any changes in conditions generally affecting United States or global economic, business, regulatory conditions, including changes in United States or global securities, credit, financial, debt or other capital markets;

●	conditions (or changes in such conditions) in the currency, bitcoin mining, cryptocurrency, electricity, power or natural gas industry (including changes in cryptocurrency prices, commodity prices, general market prices and regulatory changes affecting the industry);

●	general changes in national or international political conditions (including the imposition of or changes in international tariffs, sanctions, trade policies or disputes or any “trade war” and any cessation, outbreak or escalation of hostilities, any acts of war or terrorism or any other national or international calamity, crisis or emergency);

●	acts of God, natural disasters, calamities, disease outbreaks or pandemics;

●	any failure, in and of itself, by ABTC or any of its subsidiaries to meet any internal or published projections, forecasts, estimates or predictions in respect of revenues, earnings or other financial or operating metrics for any period;

●	the execution and delivery of the Merger Agreement, the public announcement thereof, the pendency of the Merger Agreement, the impact thereof on the relationships of ABTC and its subsidiaries, with customers, suppliers or partners or the consummation of the Mergers;

●	any changes after the date of the Merger Agreement not announced prior to the date of the Merger Agreement in any applicable law or GAAP, including, in each case, the authoritative interpretation or enforcement thereof;

●	any action required by a governmental authority pursuant to antitrust laws in connection with the business combination; or

●	any action or omission taken by ABTC pursuant to the prior written request of Gryphon, subject to certain exceptions set forth in the Merger Agreement.

Certain officers and directors of Gryphon have interests in the Mergers that are different from Gryphon stockholders.

Some of Gryphon’s directors and officers have interests in the Mergers that are different from Gryphon’s respective and that may influence them to support or approve the Mergers without regard to the interests of Gryphon’s stockholders. The Gryphon Board was aware of these interests and considered them, among other matters, in the decision to approve the Merger Agreement.

The market price of the Combined Company’s Class A Common Stock following the Mergers may decline as a result of the Mergers.

The market price of the Combined Company’s Class A Common Stock may decline as a result of the Mergers for a number of reasons, including if:

●	investors react negatively to the prospects of the Combined Company’s business and financial condition following the Mergers;

●	the effect of the Mergers on the Combined Company’s business and prospects is not consistent with the expectations of financial or industry analysts; and/or

●	the Combined Company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts.

Gryphon stockholders may not realize a benefit from the Mergers commensurate with the ownership dilution they will experience in connection with or following the Mergers.

If the Combined Company is unable to realize the strategic and financial benefits currently anticipated from the Mergers, Gryphon stockholders will have experienced substantial dilution of their ownership interests in Gryphon without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the expected strategic and financial benefits currently anticipated from the Mergers.

During the pendency of the Mergers, Gryphon may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect Gryphon’s business.

Covenants in the Merger Agreement impede the ability of Gryphon to enter into material transactions that are not in the ordinary course of business pending completion of the Mergers. As a result, if the Mergers are not completed, Gryphon may be at a disadvantage to its competitors during such period. In addition, while the Merger Agreement is in effect, Gryphon generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions that are impeded or prohibited pursuant to these covenants could be favorable to Gryphon stockholders if consummated.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The Merger Agreement contains “no-shop” restrictions on Gryphon’s ability to solicit, initiate, endorse, knowingly encourage or facilitate third party proposals relating to alternative transactions or to provide information to, or engage in discussions with, a third party in relation to an alternative transaction, subject to certain exceptions to permit the Gryphon Board to comply with its fiduciary duties. Before the Gryphon Board may change its recommendation to stockholders to adopt the Mergers or terminate the Merger Agreement to accept a Parent Superior Proposal (as defined in the Merger Agreement), Gryphon must, among other things, provide ABTC with notice and matching rights. Upon the termination of the Merger Agreement, including in connection with a Parent Superior Proposal, Gryphon may be required to pay up to $5,000,000 as a termination fee.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Mergers. These provisions might also result in a potential third party acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $5,000,000 termination fee that may become payable.

If the Merger Agreement is terminated and Gryphon determines to seek another business combination, Gryphon may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Furthermore, as noted above, certain Gryphon securityholders have entered into the Parent Support Agreement. These Gryphon stockholders also agreed to vote against any Parent Acquisition Proposal (as defined in the Merger Agreement) or any other proposal with respect to Gryphon that is in opposition to, or in competition with, the Mergers and the Business Combination. As a result, the Parent Support Agreement may discourage other parties from attempting to engage in a transaction with Gryphon, even if those parties would otherwise be willing to offer greater value to Gryphon stockholders than that offered by ABTC under the Mergers.

Litigation relating to the Mergers could require Gryphon or ABTC to incur significant costs and suffer management distraction, and could delay or enjoin the Mergers.

Gryphon or ABTC could be subject to demands or litigation related to the Mergers, whether or not the Mergers are consummated. Such actions may create uncertainty relating to the Mergers, or delay or enjoin the Mergers, and responding to such demands could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of Gryphon if the costs associated with such demands or litigation are significant enough.

If the Mergers are not completed, the Gryphon Board may decide to pursue a dissolution and liquidation of Gryphon. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Mergers will be completed. If the Mergers are not completed, the Gryphon Board may decide to pursue a dissolution and liquidation of Gryphon. In such an event, the amount of cash available for distribution to Gryphon stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as Gryphon continues to fund its operations. In addition, if the Gryphon Board were to approve and recommend, and Gryphon stockholders were to approve, a dissolution and liquidation of Gryphon, Gryphon would be required under Delaware corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to Gryphon stockholders. As a result of this requirement, a portion of Gryphon’s remaining cash assets may need to be reserved pending the resolution of such obligations. In addition, Gryphon may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, the Gryphon Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Gryphon Common Stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of Gryphon.

The Combined Company’s ability to use Gryphon’s net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation in connection with the Mergers and other ownership changes.

As of March 31, 2025, Gryphon had federal and state net operating loss (“NOL”) carryforwards of $38,580,000. The majority of federal NOL carryforwards are carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), changes in Gryphon’s ownership may limit the amount of NOL carryforwards, research and development tax credit carryforwards and other tax attributes that could be utilized annually to reduce its future taxable income or tax liability, if any. This limitation would generally apply in the event of a cumulative change in its ownership of more than 50% within a three-year period. Any such limitation may significantly reduce the Combined Company’s ability to utilize Gryphon’s NOL carryforwards and research and development tax credit carryforwards before they expire. The completion of the Mergers, together with private placements and other transactions that have occurred since the inception of Gryphon, may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of the Mergers, prior private placements, sales of common stock by existing Gryphon stockholders, or additional sales of common stock by the Combined Company after the Mergers, could have a material adverse effect on the Combined Company’s results of operations in future years.

Following the completion of the Mergers, the Combined Company may issue additional securities.

Following the completion of the Mergers, the Combined Company may issue additional securities (including equity securities) to finance its activities. If the Combined Company were to issue additional equity securities, the ownership interest of existing Gryphon and ABTC stockholders may be diluted and some or all of the Combined Company’s financial measures on a per share basis could be reduced. Moreover, as the Combined Company’s intention to issue additional equity securities becomes publicly known, the Combined Company’s share price may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended March 31, 2025.

During the quarter ended March 31, 2025, the Company did not repurchase any of its common shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1***	Agreement and Plan of Merger, dated as of May 9, 2025, by an among the Company, GDM Merger Sub I Inc., GDM Merger Sub II LLC and American Bitcoin Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025)
10.1***	Share and Unit Purchase Agreement, dated January 8, 2025, between the Company and BTG Energy Corp., BTG Power Corp., West Lake Energy Corp. and 2670786 Alberta Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025)
10.2	Form of Restricted Stock Grant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025)
10.3	Master Co-Location Agreement, dated January 3, 2025, between the Company and Mawson Hosting LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025)
10.4***	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2025)
10.5	Amendment, effective as of February 14, 2025, to Asset Purchase and Sale Agreement, dated as of December 9, 2024, between the Company and Erickson National Energy Inc., as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2025)
10.9***	Investors’ Rights Agreement, dated as of May 9, 2025, by and among the Company, American Bitcoin Corp., American Bitcoin Holdings LLC and the investors party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025)
10.10	Amendment to Warrant, dated as of May 9, 2025, between the Company and Anchorage Lending CA, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL (Extensible Business Reporting Language). The following materials from Gryphon Digital Mining, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
***	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Gryphon agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Steve Gutterman
Steve Gutterman, Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2025

By:	/s/ Simeon Salzman
Simeon Salzman, Chief Financial Officer (Principal Financial and Accounting Officer)

May 15, 2025