Form 10-Q
period 2025-06-30
Gryphon Digital Mining, Inc.
filed 2025-08-14
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 82,802,406 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	our need to, and difficulty in, raising additional capital;

●	any failure to close the Mergers;

●	the anticipated benefits of the Mergers not being realized when expected or at all;

●	the vision, goals, and trajectory of the Combined Company not being timely achieved or realized or achieved or realized at all;

●	the integration of Gryphon and ABTC being more difficult, time-consuming or costly than expected;

●	the Mergers being more expensive or taking longer to complete than anticipated, including as a result of unexpected factors or events;

●	the diversion of management’s attention from ongoing business operations and opportunities due to the Mergers

●	the outcome of any legal proceedings that may be instituted against Gryphon as a result of the Mergers;

●	downturns in the Cryptocurrency industry;

●	inflation;

●	increased interest rates;

●	the inability to procure needed hardware;

●	the failure or breakdown of mining equipment, or internet connection failure;

ii

●	access to reliable and reasonably priced electricity sources;

●	cyber-security threats;

●	our ability to obtain and maintain proper insurance;

●	construction risks;

●	banks and other financial institutions ceasing to provide services to our industry;

●	changes to the Bitcoin network’s protocols and software;

●	a decrease in the incentive to mine Bitcoin;

●	an increase of transaction fees related to digital assets;

●	the fraud or security failures of large digital asset exchanges;

●	future digital asset, technological and digital currency development;

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	trade restrictions and tariffs;

●	the regulation and taxation of digital assets like Bitcoin; and

●	the other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 39 of this Report and our other filings with the Securities and Exchange Commission.

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

iii

Gryphon Digital Mining Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$678,000	$735,000
Prepaid expenses	1,288,000	409,000
Marketable securities	72,000	115,000
Digital assets	917,000	1,016,000
Total current assets	2,955,000	2,275,000

Mining equipment, net	2,011,000	2,994,000
Intangible asset	100,000	100,000
Deposits	1,131,000	2,263,000
Total assets	$6,197,000	$7,632,000

Liabilities and stockholders’ deficit
Accounts payable and accrued liabilities	$11,697,000	$9,045,000
Note payable - current portion	213,000	213,000
Current liabilities	11,910,000	9,258,000

Note payable less current portion	5,278,000	5,384,000
Total liabilities	17,188,000	14,642,000

Stockholders’ deficit
Common stock, $0.0001 par value, 150,000,000 shares authorized; 74,101,315 and 52,991,590 shares issued and outstanding, respectively.	6,000	5,000
Additional paid-in capital	68,309,000	60,050,000
Shares to be issued	-	670,000
Subscription receivable	(34,000)	-
Accumulated deficit	(79,272,000)	(67,735,000)
Total stockholders’ deficit	(10,991,000)	(7,010,000)
Total liabilities and stockholders’ deficit	$6,197,000	$7,632,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Mining revenue	$1,377,000	$5,515,000	$2,935,000	$13,005,000

Cost and expenses
Cost of revenues	1,608,000	3,803,000	3,662,000	8,640,000
General and administrative expenses	1,647,000	3,828,000	4,647,000	6,289,000
Stock based compensation expense	39,000	140,000	811,000	348,000
Depreciation	515,000	3,292,000	1,586,000	6,539,000
Unrealized (gain) loss on digital assets	(200,000)	318,000	(73,000)	(1,385,000)
Total operating expenses	3,609,000	11,381,000	10,633,000	20,431,000
Loss from operations	(2,232,000)	(5,866,000)	(7,698,000)	(7,426,000)

Other income (expense)
Unrealized gain (loss) on marketable securities	23,000	(56,000)	(43,000)	(272,000)
Merger and acquisition expenses	(1,970,000)	(394,000)	(3,164,000)	(394,000)
Change in fair value of BTC note payable	-	2,743,000	-	(6,895,000)
Interest expense	(6,000)	(290,000)	(9,000)	(620,000)
Loss on disposal of miners	(83,000)	(146,000)	(83,000)	(146,000)
ABTC merger costs	(989,000)	-	(989,000)	-
Gain in settlement of accounts payable	-	-	449,000	-
Total other income (expense)	(3,025,000)	1,857,000	(3,839,000)	(8,327,000)

Loss before provision for income taxes	(5,257,000)	(4,009,000)	(11,537,000)	(15,753,000)

Provision for income taxes	-	-		-
Net loss	$(5,257,000)	$(4,009,000)	$(11,537,000)	$(15,753,000)

Net loss per share, basic and diluted	$(0.07)	$(0.10)	$(0.16)	$(0.44)
Weighted average shares outstanding - basic and diluted	75,986,148	38,943,579	72,517,950	35,690,171

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2025 and 2024

	Common Stock		Additional Paid-In	Shares to	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Receivable	Deficit	Deficit
Balance December 31, 2024	52,991,590	$5,000	$60,050,000	$670,000	$-	$(67,735,000)	$(7,010,000)
Proceeds for stock to be issued	6,866,856	1,000	1,683,000	(400,000)	(33,000)	-	1,251,000
Relative fair value of warrants issued	-	-	1,136,000	(270,000)	(22,000)	-	844,000
Cost for issuance of shares	-	-	(75,000)	-	-	-	(75,000)
Common stock issued for cash (ATM), net of cost	4,565,714	-	2,337,000	-	-	-	2,337,000
Captus restricted stock awards	4,083,300	-	248,000	-	-	-	248,000
Common stock issued for vesting of RSUs	844,244	-	773,000	-	-	-	773,000
Shares issued for services	633,333	-	250,000	-	-	-	250,000
Net loss	-	-	-	-	-	(6,280,000)	(6,280,000)
Balance March 31, 2025	69,985,037	6,000	66,402,000	-	(55,000)	(74,015,000)	(7,662,000)
Common stock issued for cash (ATM), net of cost	2,703,634	-	1,421,000	-	-	-	1,421,000
Shares issued for services	1,061,474	-	552,000	-	-	-	740,000
Warrant modification expense	-	-	128,000	-	-	-	128,000
Forfeiture of Captus restricted stock awards	(4,083,300)	-	(248,000)	-	-	-	(248,000)
Common stock issued for exercise of warrants	4,384,470	-	-	-	-	-	-
Common stock issued for vesting of RSUs	50,000	-	54,000	-	-	-	54,000
Forgiveness of director fees for subscription receivable	-	-	-	-	21,000	-	21,000
Net loss	-	-	-	-	-	(5,257,000)	(5,257,000)
Balance June 30, 2025	74,101,315	$6,000	$68,309,000	$-	$(34,000)	$(79,272,000)	$(10,991,000)

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance December 31, 2023	34,415,655	$3,000	$46,598,000	$(25,000)	$(47,175,000)	$(599,000)
Revaluation of Digital asset	-	-	-	-	739,000	739,000
Common stock issued for cash	493,791	-	1,395,000	-	-	1,395,000
Common stock issued for vesting of RSUs	28,070	-	55,000	-	-	55,000
Common stock issued for exercise of warrants	165,622	-	-	-	-	-
Common stock issued for acquisition of Akerna’s net book value	2,921,362	-	(2,256,000)	-	-	(2,256,000)
Cancelation of stock subscription receivable	-	-	(25,000)	25,000	-	-
Net loss	-	-	-	-	(11,744,000)	(11,744,000)
Balance March 31, 2024	38,024,500	3,000	45,767,000	-	(58,180,000)	(12,410,000)
Common stock issued for cash, net of expenses	544,578	-	424,000	-	-	424,000
Common stock issued for vesting of RSUs	140,580	-	212,000	-	-	212,000
Common stock issued for services	1,187,597	-	1,792,000	-	-	1,792,000
Net loss	-	-	-	-	(4,009,000)	(4,009,000)
Balance June 30, 2024	39,897,255	$3,000	$48,195,000	$-	$(62,189,000)	$(13,991,000)

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc and Subsidiaries

Unaudited Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,537,000)	$(15,753,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Business acquisition deposits written off	2,489,000	-
Gain on settlement of accounts payable	(449,000)	-
Unrealized gain on digital assets	(74,000)	(1,385,000)
Depreciation expense	1,586,000	6,539,000
Stock-based compensation	811,000	348,000
Fair value of warrant modification expense	128,000	-
Fair value of common stock issued to consultants	552,000	1,447,000
Unrealized loss on marketable securities	43,000	272,000
Loss on miner disposal	83,000	146,000
Change in fair value of notes payable	-	6,895,000
Interest expense	-	608,000
Digital asset revenue	(2,935,000)	(13,005,000)
Changes in operating assets and liabilities
Proceeds from the sale of digital assets	3,094,000	12,969,000
Accounts receivable	-	486,000
Prepaid expense	(790,000)	108,000
Accounts payable and accrued liabilities	2,901,000	(457,000)
Net cash used in operating activities	(4,098,000)	(782,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of miners	(558,000)	(1,075,000)
Proceeds from sale of miners	-	171,000
Refundable deposit	(1,257,000)	(50,000)
Net cash used in investing activities	(1,815,000)	(954,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable for insurance	343,000	-
Payment for insurance payable	(161,000)	(279,000)
Interest payment	(124,000)	-
Proceeds from registered direct offering	2,116,000	-
Cost incurred for registered direct offering	(76,000)	-
Proceeds from the issuance of common stock ATM	3,872,000	2,054,000
Cash expenses for issuance of common stock	(114,000)	(235,000)
Cash acquired in connection with the reverse recapitalization	-	500,000
Net cash provided by financing activities	5,856,000	2,040,000

Net change in cash	(57,000)	304,000

Cash-beginning of period	735,000	915,000
Cash-end of period	$678,000	$1,219,000

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash investing and financing activities:
Accrued expenses for purchase of miners	$128,000	$-
Deposits used for the payment of accounts payable	$356,000	$-
Value of common stock issued for acquisition of Akerna’s net book value	$-	$2,256,000
Digital assets used for principal and interest payment on BTC Note	$-	$3,283,000
Fair value of shares issued for services	$250,000	$-
Accrued RSU expenses for issuance of common stock	$827,000	$267,000

See accompanying notes to these unaudited condensed consolidated financial statements

Gryphon Digital Mining, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

On May 6, 2025, the Company formed wholly owned subsidiaries GDM Merger Sub Inc. and GDM Merger Sub II LLC to be used for the merger with ABTC.

ABTC Merger Agreement

On May 9, 2025, the Company, GDM Merger Sub I Inc., a Delaware corporation and wholly owned direct subsidiary of Gryphon (“Merger Sub Inc.”), GDM Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Gryphon (“Merger Sub LLC”), and American Bitcoin Corp., a Delaware corporation (“ABTC”), entered into an Agreement and Plan of Merger (the “ABTC Merger Agreement”).

The ABTC Merger Agreement provides that, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement:

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

The ABTC Merger Agreement provides that, prior to the effective time of the First Merger (the “First Effective Time”), The Company will file a new amended and restated certificate of incorporation (the “New Charter”) that, among other things, will (i) rename and reclassify the Company’s existing common stock, into Class A common stock, par value $0.0001 per share (the “Gryphon Class A Common Stock”), establish a new series of common stock designated as Class B common stock, par value $0.0001 per share (the “Gryphon Class B Common Stock”) and establish a new series of common stock designated as Class C common stock, par value $0.0001 per share. Each share of Gryphon Class A Common Stock will be entitled to one vote per share, and each share of Gryphon Class B Common Stock will be entitled to 10,000 votes per share.

At the First Effective Time:

●	each share of Class A common stock, par value $0.0001, of ABTC (“ABTC Class A Common Stock”) issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive a number of shares of Gryphon Class A Common Stock, equal to an exchange ratio calculated pursuant to the terms set forth in the ABTC Merger Agreement (the “Exchange Ratio”), as merger consideration in the First Merger (such shares in aggregate, the “Class A Merger Consideration”); and

●	each share of Class B common stock, par value $0.0001, of ABTC (“ABTC Class B Common Stock” issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive a number of shares of Gryphon Class B Common Stock equal to the Exchange Ratio, as merger consideration in the First Merger, (such shares in the aggregate, the “Class B Merger Consideration”, and together with the Class A Merger Consideration, the “Merger Consideration”).

At the effective time of the Second Merger (the “Second Effective Time”):

●	each share of common stock of the First Merger Surviving Corporation issued and outstanding immediately prior to the Second Effective Time will automatically be canceled and retired and will cease to exist, and no consideration shall be delivered in exchange therefor;

●	each equity interest of Merger Sub LLC issued and outstanding immediately prior to the Second Effective Time will automatically be converted into and become one equity interest of the Surviving Company; and

●	Gryphon will become the sole member of the Surviving Company.

Following the closing of the transactions contemplated by the ABTC Merger Agreement, including the Mergers (the “Closing”), (i) the aggregate number of shares of Gryphon Class A Common Stock and Gryphon Class B Common Stock issued to the former stockholders and other equity holders of ABTC as Merger Consideration is expected to represent approximately 98.0% of the outstanding equity interests of the Combined Company and (ii) Gryphon equity holders as of immediately prior to the First Merger are expected to own 2.0% of the outstanding equity interests of the Combined Company after their shares of Gryphon Common Stock are reclassified into shares of Gryphon Class A Common Stock. Following the Mergers, ABTC’s business will be the business of the Combined Company.

Certain reclassifications have been made to the 2024 unaudited condensed consolidated financial statements in order to conform to the current period presentations.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes thereto are unaudited. The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the six months ended June 30, 2025 and 2024. The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or for any future period.

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

Since the Company began revenue generation in September 2021, management has financed the Company’s operations through equity and debt financing and the sale of the digital assets earned through mining operations. On June 30, 2025, the Company had cash and cash equivalents totaling $678,000 and digital assets totaling $917,000.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2025 and December 31, 2024, the Company had $379,000 and $1,081,000 in excess of the federal insurance limit, respectively. The Company has never suffered a loss due to such excess balances.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the six months ended June 30, 2025 and 2024 because their inclusion would be anti-dilutive. Common stock equivalents, consisting of unvested RSUs and warrants, amounted to 10,445,063 shares and 588,626 shares as of June 30, 2025 and 2024, respectively.

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

NOTE 2 - DIGITAL ASSETS

The following table summarizes the digital currency transactions of Bitcoin for:

	For the six months ended June 30, 2025	For the year ended December 31, 2024
ASC 2023-08 fair value adjustment	$-	$739,000
Digital assets beginning balance	1,016,000	2,097,000
Revenue recognized from mined digital assets	2,921,000	20,539,000
Cost of digital assets sold for cash	(3,094,000)	(20,260,000)
Cost of digital assets transferred for noncash expenditures	-	(3,665,000)
Fair value gain on digital assets	74,000	1,566,000
Digital assets ending balance	$917,000	$1,016,000

For the six months ended June 30, 2025 and 2024, the Company used digital assets with a value of $0 and $3,283,000, respectively, for the payment of principal and interest for the BTC note payable.

The following table presents the Company’s Bitcoin holdings as of:

	June 30, 2025	December 31, 2024
Number of Bitcoin held	8.56	10.93
Carrying basis - per Bitcoin	$93,830	$61,532
Fair value - per Bitcoin	$107,173	$92,987
Carrying basis of Bitcoin	$802,969	$672,259
Fair value of Bitcoin	$917,000	$1,016,000

The carrying basis (or cost basis) represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities.

The Company’s Bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of June 30, 2025 and December 31, 2024, the Company held no other cryptocurrency.

As of June 30, 2025 and December 31, 2024, the Company held 100% of its Bitcoin in cold storage and nil in hot wallets, respectively.

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

The table below summarizes the movement in this account as of:

	June 30, 2025	December 31, 2024
Fair value - beginning of period	$115,000	$403,000
Change in fair value	(43,000)	(288,000)
Balance - end of period	$72,000	$115,000

NOTE 4 - DEPOSITS

The deposits are summarized as of:

	June 30, 2025	December 31, 2024
Balance - beginning of period	$2,263,000	$420,000
Additions	1,548,000	2,207,000
Merger and acquisition costs expensed	(2,324,000)	-
Amounts applied to accounts payable	(356,000)	(364,000)
Balance - end of period	$1,131,000	$2,263,000

The Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also typically require advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Deposits” in the unaudited condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company had deposits of approximately $931,000 and $656,000, respectively, with data centers. The remaining June 30, 2025 and December 31, 2024 deposit balances of $200,000 and $1,607,000, respectively, were potential business acquisitions.

Giga Caddo, LLC

On August 16, 2024, Giga Caddo, LLC, a Delaware limited liability company (“Seller”), and the Company entered into an Asset Purchase Agreement (the “Giga Purchase Agreement”) pursuant to which Seller agreed to sell: (i) four (4) natural gas generators with a combined gas standby rating of 1,900 kW, (ii) five hundred and sixty-six (566) bitcoin ASIC mining computers with a combined hashrate capacity of approximately 57,120 TH/s, (iii) six (6) Giga Box Air modular data center units with a combined power capacity of 2,900 kW and (iv) certain other crypto mining equipment and related assets to be agreed by the parties (the “Assets”) for $1,500,000 in cash (the “Giga Purchase Price”) (the “Giga Transaction”). On August 5, 2024, prior to the execution of the Giga Purchase Agreement, $50,000 of the Purchase Price was paid in the form of a refundable earnest money deposit, (ii) on August 19, 2024, $50,000 of the Purchase Price was paid.

On August 29, the Company entered into an amendment to the Giga Purchase Agreement (“Giga Amendment”). The Giga Amendment amended the deadline for the closing date of the Giga Transaction from August 31, 2024 to September 30, 2024. In connection with the Giga Amendment, the Company agreed to make an additional advance payment of $250,000, which was paid on August 29, 2024. As a result of this additional advance payment, the parties agreed that the remaining Giga Purchase Price final payment will be in two payments of $575,000. As such the total Giga purchase price remains $1,500,000. The parties further agreed that out of the pre-paid amounts of $350,000, $100,000 will not be refundable to the Company if the Giga Transaction is terminated prior to the closing date, except to the extent such termination is the result of the Seller’s breach of the Giga Purchase Agreement, in which case all pre-paid amounts shall be refunded to the Company. In March 2025, the Company canceled the Giga Purchase Agreement and expensed the deposits of approximately $350,000 classified as the merger and acquisition expenses in accompanying unaudited condensed consolidated statement of operations.

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

On May 29, 2025 (“Assignment Date’), the Company entered into an Assignment and Amending Agreement (“Assignment Agreement”) with Captus Energy and 2703444 Alberta LTD (“Assignee”). Captus Energy consented to the Company’s assignment of its rights and interests in the Captus agreement to the Assignee, which agreed to the assumption of the rights and interest in the Captus agreement for $1.00. As of the Assignment date, the Company wrote off the Captus Acquisition cost of approximately $1,292,000 classified as the merger and acquisition expenses in accompanying unaudited condensed consolidated statement of operations. Also, the Restricted Stock Awards were cancelled and returned to the Company. As of the cancellation date approximately $436,000 of unearned grant date fair value of the awards was expensed. The $436,000 was reversed as of the cancelation date, which was classified as stock based compensation expense.

RepairBit LLC

On November 25, 2024, the Company entered into a term sheet (“RepairBit Acquisition”) for the acquisition RepairBit LLC (“RepairBit”) a bitcoin mining repair vendor. The aggregate RepairBit purchase price is $5,000,000, less any non-refundable deposits, which is payable in shares of the Company’s common stock. In December 2024, the Company paid refundable deposits of $300,000. During the first quarter of 2025, the Company applied approximately $131,000 against outstanding invoices due to RepairBit. In June 2025, the Company and Repairbit agreed to cancel RepairBit Acquisition. The refundable deposits of $300,000 were used to pay RepairBit invoices for the repair of the Company’s miners.

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

Mining equipment consisted of 10,725 and 8,825 units of bitcoin mining machines as of June 30, 2025 and December 31, 2024, respectively. The following table summarizes the carrying amount of the Company’s mining equipment as of:

	June 30, 2025	December 31, 2024
Mining equipment
Balance, beginning of year	$17,109,000	$15,978,000
Additions	686,000	1,573,000
Miners sold	-	(442,000)
Miners discarded	(132,000)	-
Ending balance	$17,663,000	$17,109,000

Accumulated depreciation
Balance, beginning of year	$14,115,000	$3,062,000
Additions	1,586,000	11,179,000
Miners sold	-	(126,000)
Miners discarded	(49,000)	-
Ending balance	$15,652,000	$14,115,000
Net carrying amount	$2,011,000	$2,994,000

Purchase of mining machines

In March 2025, the Company purchased 1,900 SI 9JPro series machines, with an extended warranty, from RepairBit. The purchase price was a cash payment of approximately $608,000 and the issuance of $100,000 of the Company’s common stock at a price of $0.40 per share. The common stock had a fair market price of approximately $86,000 on the commitment date. As of June 30, 2025, the Company paid $558,000 of the $608,000 cash payment due. With the termination of the RepairBit Acquisition (as disclosed above), RepairBit agreed to a cash payment in lieu of the $100,000 of the Company’s common stock. The remaining purchase prices, payments of $50,000 and $100,000 were paid in July 2025.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities, as of:

	June 30, 2025	December 31, 2024
Accounts payable	$8,636,000	$5,514,000
Accrued liabilities	3,061,000	3,531,000
Total	$11,697,000	$9,045,000

NOTE 7 - NOTE PAYABLE

The following table summarizes the balance of the note payable as of:

	June 30, 2025	December 31, 2024
Principal - Note Payable	$5,000,000	$5,000,000
Aggregate interest to be paid	638,000	638,000
Interest payments made	(147,000)	(41,000)
	5,491,000	5,597,000
Less current portion of interest	213,000	213,000
Notes Payable – long-term	$5,278,000	$5,384,000

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

See Note 11 - Subsequent Events for principal payments made subsequent to June 30, 2025.

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

Employment Agreements

CEO Agreements

On September 30, 2024, the grant date, the Company’s board of directors approved the issuance of the RSUs, pursuant to the CEO Agreement. The Company relied on guidance set by FASB Accounting Standards Update No. 2021-07 (issued and updated on October 2021) related to Compensation - Stock Compensation (“Topic 718”) to determine the impact on the Company. The grant date fair value for the 1,114,454 Time-based RSUs was estimated to be approximately $735,000 based on the Company’s closing price of $0.66 as of the grant date. The Company will recognize expense on a straight-line basis over the service period starting October 1, 2024. The remaining 557,228 Market-based RSUs were considered to have a market-based vesting as the milestones are based on the Company’s remediation of certain stock exchange listing qualifications, which are based on the market price and market capitalization of the Company’s common stock. As further required by Topic 718, a market-based award’s fair value is required to be expensed over the derived service period whether the milestone is met or not. The Company hired a third-party valuation firm to calculate the fair value of the Market-based Awards. The fair value of approximately $312,000 was determined by the use of a Monte-Carlo simulation model (i) over the period from September 30, 2024 through August 31, 2025 (the estimated date to achieve the remediation of the Nasdaq deficiencies over the period set forth in the CEO Agreement), (ii) a risk-free rate of 4.0%, (iii) volatility of 152.0%, (iv) a starting price of $0.68, (v) a price hurdle $1.00 and (vi) a time hurdle of 10 days, for a derived fair value of $0.56 per share and a derived service period of approximately 0.33 years. The $312,000 value of Market-based awards was expensed during the fourth quarter of 2024.

The CEO Agreement also provides Mr. Gutterman with the opportunity to earn an incentive bonus (the “Incentive Bonus”), with will become payable, if ever, in tranches following the Company’s attainment of certain stock price and market capitalization goals. The specific goals are as follows:

	Company Stock Price Goal	Company Market Capitalization Goal	Amount of lncentive Bonus Payable for Achievement of Tranche Goals
Tranche 1	$2.50 based on 30-day VWAP	$150 Million	100% of Base Salary
Tranche 2	$2.50 based on 30-day VWAP	$250 Million	200% of Base Salary
Tranche 3	$5.00 based on 30-day VWAP	$500 Million	300% of Base Salary
Tranche 4	$10.00 based on 30-day VWAP	$1 Billion	500% of Base Salary

No Incentive Bonus tranche will become payable unless both the stock price goal and the market capitalization goal (“Goals’) for the applicable tranche are satisfied, and the market capitalization goal is attained simultaneously with the stock price goal. Additionally, the Incentive Bonus may be earned in a change in control if the consideration paid per share of Company common stock exceeds an Incentive Bonus tranche stock price goal and the total value received in the transaction exceeds an Incentive Bonus tranche market capitalization goal. Under no circumstances may the performance goals for an Incentive Bonus tranche be achieved more than one time. The Incentive Bonus, to the extent any tranche becomes payable, will be paid within thirty days of the attainment of the applicable goals, subject to Mr. Gutterman remaining in continuous employment with the Company through each payment date. The Company will continue to evaluate the probability of the CEO’s achievement of the Goals. As of June 30, 2025, the Company had not accrued for the Incentive Bonus.

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

Mawson Agreement

On January 3, 2025, Gryphon entered into a Master Co-Location Agreement (the “Mawson Agreement”) with Mawson Hosting LLC (“Mawson”) with a right to host up to 5,880 miners in Mawson’s facility in Midland, Pennsylvania. Pursuant to the Mawson Agreement, the Company is entitled to 20 MW of power at a cost of approximately $23.50 per MW/hour paid monthly with a minimum fee of approximately $165,521 per month, as well as certain other fees set forth in the agreement. The Mawson Agreement has an initial term of one year and may be terminated on sixty days’ notice. During the first quarter of 2025, the Company delivered 6,719 bitcoin miners to Mawson.

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

On September 5, 2024 and September 13, 2024, the Company received deficiency notices from Nasdaq, who have certain stock exchange listing qualification requirements, such as the Company to maintain a stock price of at least $1.00 and maintain MVLS of at least $35,000,000 (the “Deficiencies”). The Company had a period of 180 calendar days, or until March 4, 2025 to regain compliance with the minimum bid price requirement. Also, the Company had a period of 180 calendar days, or until March 12, 2025, to regain compliance with the $35,000,000 MVLS Requirement. On June 6, 2025, the NASDAQ notified that the Company regained compliance with listing rules for both the minimum bid price and market value.

NOTE 9 - STOCKHOLDERS’ DEFICIT

As of June 30, 2025, the Company has 155,000,000 shares authorized, of which 150,000,000 shares are common stock and 5,000,000 shares are preferred stock, of which no class has been designated.

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

At The Market Offering (ATM)

On April 19, 2024, the Company commenced a new At The Market offering program with B. Riley Inc., Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, Pl Financial (US) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents, under which the Company may offer and sell shares of its Common Stock from time to time through the sales agents having an aggregate offering price of up to $70,000,000. For the six months ended June 30, 2025, the Company raised net proceeds of approximately $3,758,000, net of offering cost of approximately $161,000, for the issuance of 7,269,348 shares.

Common Stock Issued for Services

In May 2025, the Company issued 530,737 and 530,738, respectively, shares of the Company’s common stock for services rendered under a consulting contract, which were provided for the Captus Energy acquisition. The Company determined the fair value of the shares at $0.52 per share, or $552,000, the closing price for the Company’s common stock on the issuance date. As the Captus Energy acquisition was terminated the fair value of $552,000 was expensed an classified as merger and acquisition expenses.

In January 2025, the Company entered into an investor relations consulting agreement. The agreement is for a period of six months with equal monthly payments of $12,500 and the issuance of 350,000 shares of the Company’s common stock.

In January 2025, the Company issued 283,333 shares of the Company’s common stock as payment for a consulting agreement.

Restricted common stock units

The table below summarizes the compensation expense related to the Company’s restricted stock awards for the six months ended June 30:

	2025	2024
Directors
October 1, 2024 – 1,914,580 Directors’ share grant of common stock	$435,000	$-
February 23, 2023 - 168,419 share grant of common stock	24,000	70,000

Employees
December 17, 2024 – VP Energy 500,000 share grant of common stock	61,000	-
September 30, 2024 – CEO 1,671,682 share grant of common stock	274,000	-
June 19, 2023 – CFO 675,058 share grant of common stock	17,000	278,000

Total	$811,000	$348,000

	Number of Units	Weighted Average Grant-date Per Share Fair Value
Balance as of December 31, 2024	4,620,511	$0.78
Granted	-	$-
Issued	(894,244)	$0.96
Forfeited	(148,060)	$0.63
Balance as of June 30, 2025	3,578,207	$0.67

As of June 30, 2025, there was approximately $756,000 unrecognized compensation expense related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.2 years.

On December 17, 2024 (“Grant Date”), the Company’s Senior Vice President of Energy (“VP Energy”) was granted a time time-based equity grant of 500,000 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a four (4)-year period beginning on the Grant Date, subject to VP Energy’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $0.477 per share for a total of $239,000. The grant date fair value was estimated to be fair value of the Company’s common stock on the Grant Date. The equity compensation expense for the six months ended June 30, 2025 amounted to approximately $61,000.

As of the resolution date October 31, 2024, with an effective date of October 1, 2024, there were seven board members entitled to the annual equity award of $160,000 and one board member entitled to the committee chair retainer of $40,000 (as further disclose in NOTE 8 - COMMITMENTS AND CONTINGENCIES). As of October 1, 2024, the grant date, a total of 1,914,580 shares of the Company’s common stock, based on a VWAP of $0.61 per share. The fair value of the shares as of the grant date was $1,200,000. The equity compensation expense for the six months ended June 30, 2025 amounted to approximately $435,000.

On September 30, 2024, the grant date, the Company’s board of directors approved the issuance of the RSUs, pursuant to the CEO Agreement (as further described NOTE 8 - COMMITMENTS AND CONTINGENCIES). The equity compensation expense for the six months ended June 30, 2025 amounted to approximately $0 for the Market- based RSUs and approximately $274,000 for the Time-based RSUs. On June 6, 2025, the Company regained compliance with the NASDAQ listing rules, which was the requirement for the vesting of the Market-based RSUs. As of June 30, 2025, the Company had not issued the 557,228 shares of the Company’s common stock. See Note 11 – Subsequent Events.

On June 19, 2023, the Company’s CFO was granted a time-based equity grant of 675,058 shares of the Company’s common stock pursuant to an equity incentive plan. The Equity Grant shall vest over a three (3)-year period beginning on the Effective Date, subject to CFO’s continued employment with the Company through the relevant vesting date, in accordance with the following schedule. The equity award was valued as of the grant date at $2.42 per share for a total of $946,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (Nasdaq: GRYP). The equity compensation expense for the six months ended June 30, 2025 amounted to approximately $17,000.

On February 23, 2023, the Company entered into Independent Director agreements with two individuals. As part of the compensation for the agreements, the Company granted restricted stock of 84,210 to each of the directors for a total of 168,419 shares of the Company’s common stock. The shares vest every six months in six equal installments of 14,035 shares for a total of 28,070 shares. The equity award was valued as of the grant date at $3.36 per share for a total of$328,000. The Company was under a binding agreement to merge with Akerna as of the grant date. Therefore, the grant date fair value was estimated to be the per-share value based on the exchange ratio defined in the Akerna Merger, as the Company believes that the Akerna trading is the most readily determined value in accordance with ASC 718-10-55-10 to 12. Akerna is publicly traded (Nasdaq: GRYP). The equity compensation expense for the six months ended June 30, 2025 amounted to approximately $24,000.

Restricted common stock awards

On January 8, 2025, in connection with the Captus Agreement, as a material inducement to their agreeing to become employees of the Company, the Company granted a restricted stock award to each of Harry Andersen, Paul Connolly, Mark Taylor and Steve Giacomin (collectively, the “Restricted Stock Awards”). The Restricted Stock Awards were intended to constitute “employment inducement awards” under the Nasdaq Stock Market Rules. The aggregate restricted stock shares issued was 4,083,300. Each of the Restricted Stock Awards vests in three equal installments on the first three anniversaries of the grant date subject to the grantee’s continued engagement with the Company through each applicable vesting date, provided however, that the Restricted Stock Awards will accelerate and vest immediately upon the grantee’s death, disability, termination by the Company without “cause” (as defined in each Restricted Stock Award agreement), or the consummation of a change in control of the Company. The equity awards were valued as of the grant date at $0.452 per share for a total of $1,846,000. The grant date fair value was estimated to be fair value of the Company’s common stock on the Grant Date. Upon the execution of the Captus Assignment Agreement, the Restricted Stock Awards were cancelled and returned to the Company. For the Restricted Stock Awards, the Company recorded compensation expense of approximately $436,000. Since the vesting periods did not occur, as of the Cancelation Date, the compensation expense of $436,000 was reversed and classified as stock-based compensation expense.

Warrants

Transactions involving warrants are as follows for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Weighted Average Intrinsic Value
Outstanding – December 31, 2024	5,530,198	$0.55	9.68	$0.55	$0.39
Granted	6,866,856	1.50	9.79	0.17	-
Exercised	(5,530,198)	0.21	9.25	0.55	-
Expired	-	-	-	-	-
Outstanding – June 30, 2025	6,866,856	0.83	9.54	0.17	-
Exercisable – June 30, 2025	6,866,856	0.83	9.54	0.17	-
Non-exercisable – June 30, 2025	-	$-	-	$-	$-

Anchorage warrant

In October 2024, the Company issued, to Anchorage, a warrant to purchase 2,000,000 shares of the Company’s common stock at $1.50 per share (“Anchorage Warrant”). Concerning the ABTC Merger Agreement, the Company agreed to amend the Anchorage Warrant by lowering the strike price from $1.50 to $0.55. The Anchorage Warrant was accounted for as an equity instrument when issued with the Anchorage Note Payable debt restructuring; therefore, the modification will be accounted for pursuant to ASC 718-20-35-3 for awards classified as equity. The Anchorage Warrant’s fair value immediately before the modification was calculated to be approximately $696,000 and the modified Anchorage Warrant’s fair value was calculated to be approximately $824,000, for a $128,000 increase in the fair value. Since the Anchorage Warrant was originally accounted for as an equity instrument the $128,000 increase in fair value was expensed and classified as ABTC merger expense. In June 2025, Anchorage elected to cashless exercise both the Penny Warrants and the Anchorage Warrants. The Company issued a total of 4,384,470 shares of the Company’s common stock for $0 cash.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets and liabilities as of the dates presented below:

	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$72,000	$72,000	$-	$-
Digital assets	$917,000	$917,000	$-	$-

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$115,000	$115,000	$-	$-
Digital assets	$1,016,000	$1,016,000	$-	$-

The Company determines the fair value of its assets and liabilities based on the quoted market prices as of June 30, 2025 and December 31, 2024. For the marketable securities the market value is based on the quoted market price on the US exchange. For digital assets, the Company used the quoted market price per Coinbase.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined there are no reportable events for the six months ended June 30, 2025, except for the following.

Common stock issuances

Subsequent to June 30, 2025, the Company issued 7,220,135 shares of common stock for net proceeds of approximately $8,505,000 in connection with the ATM.

On July 14, 2025, upon vesting of time-based equity awards issued to members of the Board, 825,250 shares of common stock were issued pursuant to the 2024 Omnibus Incentive Plan.

The Company regained compliance with Nasdaq listing rules on June 6, 2025, and subsequently, on July 31, 2025, issued 557,228 shares of common stock upon vesting of RSUs granted to Mr. Gutterman under his employment agreement.

On June 19, 2023, Mr. Salzman was granted a time-based equity grant of 675,058 shares of common stock pursuant to his employment agreement. On August 1, 2025, the last tranche of 112,510 shares vested.

Note payable

Subsequent to June 30, 2025, the Company made principal payments of $2,000,000 to reduce the outstanding balance of its Notes payable.

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

For the six months ended June 30, 2025 and 2024, Gryphon mined approximately 31 and 226 bitcoins, respectively. While Gryphon does not have any plans to acquire digital assets other than bitcoin, it may do so in the future.

Breakeven Analysis

Below is a breakeven analysis of Gryphon’s mining operations for six months ended June 30,

	2025	2024
Mining Revenues	$2,935,000	$13,005,000
Bitcoin mined	31.13	225.64
Value of one mined bitcoin	$94,282	$57,637
Cost of Revenues (excluding depreciation)	$3,662,000	$8,640,000
Cost to mine one bitcoin	$117,636	$38,291
Total Bitcoin mined	31	84
Breakeven of Total Bitcoin mined	$117,636	$38,291

The breakeven analysis is computed by taking the cost of revenues for the given period and dividing that sum by the number of Bitcoin mined during the same period. For instance, for the six months ended June 30, 2025 the $3,662,000 cost of revenues is divided by the 31 Bitcoin mined, resulting in an average of $117,636 per coin. The breakeven analysis is an operational metric that does not take capital expenditures or financing mechanics into consideration. The calculation only considers direct operational costs, such as electricity and hosting. The mining equipment was originally financed primarily through equity capital raises and cash flows resulting from the sale of bitcoin generating by mining operations. As of June 30, 2025, there were no financing agreements outstanding related to financing of mining equipment.

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

The breakeven cost of mining bitcoin is influenced primarily by two factors. First, the cost of electricity sourced from Gryphon’s hosting providers, which encompasses a combination of pass-through market electricity prices and profit-sharing arrangements. Second, it is affected by the global hashrate of the Bitcoin network. During the six months ended June 30, 2025, the cost of electricity has fluctuated due to increased demand year over year from $0.0736 per kilowatt hour during the six months ended June 30, 2024 to $0.0926 per kilowatt hour during the six months ended June 30, 2025, reaching a high of $0.1223 per kilowatt hour during January 2025. In addition, the global hashrate of the Bitcoin network has shown a consistent upward trend, with sequential increases of 4.4%, 16.9%, 9.2% and 9.1% over the last four quarters ending June 30, 2025. This increase in the global hashrate has led to fewer bitcoins being mined for the same amount of energy consumption. The combined effect of these changes in the two key cost drivers has resulted in an increase in the overall breakeven level as of June 30, 2025 compared to June 30, 2024.

Recent Developments

ABTC Merger Agreement

See “Explanatory Note” and “Note 1 – Organization and Summary of Significant Accounting Policies “ABTC Merger” to the unaudited condensed consolidated financial statements for the six months ended June 30, 2025 included in this Report.

Blockfusion Agreement

On December 1, 2024, the Company entered into an agreement with Blockfusion USA, Inc. (“Blockfusion”) to provide hosting services for 3,780 of the Company’s bitcoin miners not to exceed 12MW of allocated power (“Blockfusion MSA”) for a period of twelve months (November 30, 2025), automatically renewing for one month extensions until terminated by either party, (“Term”). The Company was required to pay to Blockfusion a monthly facility fee of $13,000 per MW, for an aggregate of $156,000 (“Facility Fee”) for standard levels of maintenance of the Company’s Mining Equipment, including fault diagnosis and software upgrades, and racking and unracking of faulty machines. The Company’s monthly power usage would charge to the Company without a Blockfusion markup charge. At the signing of the Blockfusion MSA, the Company was required to pay (i) an initial monthly Facility Fee of $156,000 to be applied to the December 2024 Facility fee, (ii) a deposit in the aggregate of $600,000, as follows: $200,000 on December 6, 2024, $200,000 on January 1, 2025 and $200,000 on February 1, 2025 (“Cash Deposit”) and (iii) the Company was required, prior to January 27. 2025, and thereafter at all times during the Term, maintain an irrevocable letter of credit, or prior to January 31, 2025 maintain a cash deposit and thereafter at all times during the Term, in the amount of $1,200,000 (“LOC Deposit”). As of the release date of these consolidated Financial Statements, the Cash Deposit has been paid and is not outstanding while the LOC Deposit remains outstanding.

On April 15, 2025, due to high industry hash rates and high energy costs, Gryphon Digital Mining, Inc. (the “Company”) and Blockfusion USA, Inc. (“Blockfusion”) agreed to suspend mining operations and curtail service, respectively.

Captus Energy

On January 8, 2025, the Company and Alberta Ltd., entered into a Share and Unit Purchase Agreement (the “Captus Agreement”) with BTG Energy Corp., a Canadian corporation (“BTG Energy”), BTG Power Corp., a Canadian corporation (“BTG Power”) and West Lake Energy Corp., a Canadian corporation (“West Lake,” and together with BTG Energy and BTG Power, the “Vendors”). Pursuant to the Captus Agreement, the Company was to acquire from the Vendors all of the issued and outstanding shares or units, as applicable, of (i) Captus Generation Ltd. (“Captus GP”) and BowArk Energy Ltd., each a Canadian corporation, and (ii) Captus General Limited Partnership, a Canadian limited partnership (collectively “Captus Energy,” and the transaction contemplated by the Captus Agreement, the “Captus Acquisition”).

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

On May 29, 2025, the Company entered into an Assignment and Amending Agreement (“Assignment Agreement”) with Captus Energy and 2703444 Alberta LTD (“Assignee”). Captus Energy consented to the Company’s assignment of its rights and interests in the Captus agreement to the Assignee, which agreed to the assumption of the rights and interest in the Captus agreement for $1.00. As of the Assignment date, the Company wrote off the Captus Acquisition cost of approximately $1,292,000 classified as the merger and acquisition expenses in accompanying unaudited condensed consolidated statement of operations. In addition, the Restricted Stock Awards were cancelled and returned to the Company.

Results of Operations

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following table shows the Company’s results of operations for the six months ended June 30,

			Change
	2025	2024	Dollar	Percentage
Revenues
Mining revenues	$2,935,000	$13,005,000	$(10,070,000)	(77.4)%
Operating cost
Cost of revenues (excluding depreciation)	3,662,000	8,640,000	(4,978,000)	(57.6)
General and administrative expenses	4,647,000	6,289,000	(1,641,000)	(26.1)
Stock-based compensation expense	811,000	348,000	463,000	133.0
Depreciation expense	1,586,000	6,539,000	(4,953,000)	(75.7)
Unrealized gain on digital assets	(73,000)	(1,385,000)	1,311,000	94.7
Total operating expenses	10,633,000	20,431,000	(9,798,000)	(48.0)
Loss from operations	(7,698,000)	(7,426,000)	272,000	3.7
Other expenses	(3,839,000)	(8,327,000)	(4,488,000)	(53.9)
Loss before provision for income taxes	$(11,537,000)	$(15,753,000)	$(4,216,000)	(26.8)%

Mining revenues

Mining revenues decreased to $2,935,000 for the six months ended June 30, 2025 from $13,005,000 for the six months ended June 30, 2024. The decrease in mining revenues of $10,070,000 was due to a combination of factors. The average value of bitcoin mined for the six months ended June 30, 2025 was $94,000 compared to $58,000 for the six months ended June 30, 2024, an increase of $36,000, or 63.0%. For the six months ended June 30, 2025, the Company had approximately 10,700 miners in operation compared to approximately 8,800 for the six months ended June 30, 2024. However, these increases in revenue recognized per bitcoin earned and operational miners were offset by the increase in global hashrate as well as the 50% reduction in block rewards due to the halving event in April 2024.

During the six months ended June 30, 2025 and 2024, the average daily global hashrate was 875.7 exahash and 602.1 exahash, respectively, an increase of 45%.

Cost of revenues

Cost of revenues decreased to $3,662,000 for the six months ended June 30 2025, from $8,640,000 for the six months ended June 30, 2024. The decrease of $4,978,000 was primarily due to the decrease in the number of Bitcoin mined offset by (i) an increase in Bitcoin network hashrate and (ii) higher energy costs.

General and administrative expenses

			Change
	2025	2024	Dollar	Percentage
Professional fees	$1,562,000	$1,939,000	$(377,000)	(19.4)%
Investor and public relations expenses	1,046,000	3,354,000	(2,308,000)	(68.8)
Salaries and wages	1,264,000	454,000	810,000	178.4
Insurance expense	274,000	327,000	(53,000)	(16.2)
Corporate stock expense	137,000	110,000	27,000	24.5
Other expenses	364,000	105,000	259,000	246.6
Total general and administrative expenses	$4,647,000	$6,289,000	$(1,642,000)	(26.1)%

Professional fees decreased to $1,562,000 for the six months ended June 30, 2025, from $1,939,000 for the six months ended June 30, 2024. The decrease of $377,000 relates to (i) a $205,000 decrease in legal related fees, (ii) a $98,000 decrease in accounting related fees, and (iii) a $74,000 decrease in other professional fees.

Investor and public relations expenses decreased to $1,046,000 for the six months ended June 30, 2025, from $3,354,000 for the six months ended June 30, 2024. Given the pending merger with ABTC, management has suspended the use of third-party consultants for investor and public relations services.

Salaries and wages increased to $1,264,000 for the six months ended June 30, 2025, from $454,000 for the six months ended June 30, 2024. The increase of $810,000 is due (i) $419,000 for 2025 bonus accruals for our executive officers, (ii) $216,000 increase in compensation related to our CEO and VP of Energy, both hired during Q4 of 2024, (iii) $70,000 increase in employee benefits, and (iv) $105,000 increase in compensation for our directors.

Other expenses increased to $364,000 for the six months ended June 30, 2025, from $105,000 for the six months ended June 30, 2024. The increase of $259,000 was due to an increase of $290,000 for repair work on our miner fleet, offset by a general decrease in other expenses of approximately $30,000.

Stock-based compensation expense

Stock-based compensation expense increased to $811,000 for the six months ended June 30, 2025, from $348,000 for the six months ended June 30, 2024. The increase is due to the issuance of restricted stock units to our CEO, VP of Energy and members of the Board of Directors during the fourth quarter of 2024.

Depreciation expense

Depreciation decreased to $1,586,000 for the six months ended June 30, 2025, from $6,539,000 for the six months ended June 30, 2024. The decrease is due to the average remaining useful life of the mining fleet as of June 30, 2025 was 23 months, while the average remaining useful life of the mining fleet as of June 30, 2024 was 52 months.

Unrealized gain on digital assets

For the six months ended June 30, 2025, the Company incurred an unrealized gain on digital assets of $74,000 as compared to an unrealized gain of $1,385,000 for the six months ended June 30, 2024. The fair market value of a Bitcoin as of December 31, 2024 was approximately $93,000 as compared to approximately $107,000 as of June 30, 2025. The increase of approximately $14,000 and the number of Bitcoin held by us (approximately 9 as of June 30, 2025) resulted in the unrealized gain for the six months ended June 30, 2025. The fair market value of a Bitcoin as of December 31, 2023 was approximately $43,000 as compared to approximately $62,000 as of June 30, 2024. The increase of approximately $19,000 and the number of Bitcoin held by us (approximately 16 as of June 30, 2024) resulted in an unrealized gain for the six months ended June 30, 2024.

Other income (expense)

			Changes
	2025	2024	Dollar	Percentage
Unrealized loss on marketable securities	$(43,000)	$(272,000)	$(229,000)	(84.2)%
Gain on extinguishment of account payable	449,000	-	(449,000)	(100.0)
Change in fair value of BTC Note	-	(6,895,000)	(6,895,000)	(100.0)
Merger and acquisition costs	(3,164,000)	(394,000)	2,770,000	703.0
Loss on disposal of asset	(83,000)	(146,000)	(63,000)	(43.2)
ABTC merger costs	(989,000)	-	989,000	100.0
Interest expense	(9,000)	(620,000)	(611,000)	(98.5)
Total other expense	$(3,839,000)	$(8,327,000)	$(4,488,000)	(53.9)%

Unrealized loss on marketable securities

For the six months ended June 30, 2025, unrealized loss on marketable securities was $43,000, as compared to $272,000 for the six months ended June 30, 2024. The loss for the six months ended June 30, 2025 related to a decrease in the fair market value of the underlying securities held.

Gain on extinguishment of accounts payable

On March 7, 2025, the Company and Sphere 3D entered into a settlement and release agreement on mutually acceptable terms. The Settlement Agreement fully resolved all pending litigation between the Company and Sphere 3D, and each party fully released the other party from any known or unknown and unsuspected claims. As such the Company was relieved of a $449,000 payable to Sphere 3D, which was expensed as of the settlement date.

Change in fair value of BTC Note

During the year ended December 31, 2024, the Company had a note payable denominated in Bitcoin, which was accounted for under the fair value method of accounting. For the six months ended June 30, 2024, the Company recognized a $6,895,000 increase in the fair value of notes payable. The note payable was settled in October 2024; therefore, the Company did not incur a fair value change for the six months ended June 30, 2025.

Merger and acquisition costs

For the six months ended June 30, 2025 merger and acquisition cost increased to $3,164,000 compared to $394,000 for June 30, 2024. During the six months ended June 30, 2025, the Company terminated the Giga Purchase Agreement and the Erikson Purchase Agreement. For the Giga Purchase Agreement, the Company had approximately $350,000 of cash deposits. For the Erikson Purchase Agreement, the Company had $447,000 of cash deposits and $161,000 of professional fees. The cash deposits and related professional fees were expensed as of each of the acquisition termination dates.

As of the Captus Assignment Agreement, the Company had approximately $1,953,000 of cash deposits and related professional fees, which were expensed as of the assignment date.

Also, the Company had approximately $223,000 of fees related to three other potential acquisitions. The $253,000 was expensed upon the termination dates of the contracts.

Loss on disposal of asset

Loss on disposal of asset was $83,000 for the six months ended June 30, 2025, as compared to $146,000 for the six months ended June 30, 2024. The loss related to the April 2025 disposal of 66 miners with a cost basis of approximately $132,000 and accumulated depreciation of approximately $49,000.

ABTC merger costs

On May 9, 2025, the Company entered into an Agreement and Plan of Merger with ABTC. For the six months ended June 30, 2025, the Company incurred approximately $989,000 of costs related to the ABTC merger, consisting of $543,000 for legal fees, $103,000 for accounting services, $200,000 for fairness opinion, $128,000 for the modification of the Anchorage warrant, and $15,000 of other miscellaneous expenses.

Interest expense

For the six months ended June 30, 2025, interest expense was $9,000 as compared to $620,000 for June 30, 2024. For the six months ended June 30, 2024 interest expense was related to the note payable denominated in Bitcoin. As to the Bitcoin denominated note payable was settled in October 2024 and accounted for as a troubled debt restructuring, the new note payable principal balance was increased for aggregate interest expense accrued under the prior note, and as such the monthly interest payment reduces the note payable balance; therefore, the Company did not recognize interest expense for the six months ended June 30, 2025.

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following table shows the Company’s results of operations for the three months ended June 30,

			Change
	2025	2024	Dollar	Percentage
Revenues
Mining revenues	$1,377,000	$5,515,000	$(4,138,000)	(75.0)%
Operating cost
Cost of revenues (excluding depreciation)	1,608,000	3,803,000	(2,195,000)	(57.7)
General and administrative expenses	1,647,000	3,828,000	(2,181,000)	(57.0)
Stock-based compensation expense	39,000	140,000	(101,000)	(72.1)
Depreciation expense	515,000	3,292,000	(2,777,000)	(84.4)
Unrealized (gain) loss on digital assets	(200,000)	318,000	(518,000)	(162.9)
Total operating expenses	3,609,000	11,381,000	(7,772,000)	(68.3)
Loss from operations	(2,232,000)	(5,866,000)	(3,634,000)	(62.0)
Other (expenses) income	(3,025,000)	1,857,000	(4,882,000)	(262.9)
Loss before provision for income taxes	$(5,257,000)	$(4,009,000)	$1,248,000	31.1%

Mining revenues

Mining revenues decreased to $1,377,000 for the three months ended June 30, 2025 from $5,515,000 for the three months ended June 30, 2024. The decrease in mining revenues of $4,138,000 was due to a combination of factors. The average value of bitcoin mined for the three months ended June 30, 2025 was $98,000 compared to $66,000 for the three months ended June 30, 2024, an increase of $32,000, or 49.0%. For the three months ended June 30, 2025, the Company had approximately 10,600 miners in operation compared to approximately 8,800 as of June 30, 2024. However, these increases in revenue recognized per bitcoin earned and operational miners were offset by the increase in global hashrate as well as the 50% reduction in block rewards due to the halving event in April 2024.

During the three months ended June 30, 2025 and 2024, the average daily global hashrate was 875.7 exahash and 602.1 exahash, respectively, an increase of 45%.

Cost of revenues

Cost of revenues decreased to $1,608,000 for the three months ended June 30, 2025, from $3,803,000 for the three months ended June 30, 2024. The decrease of $2,195,000 was primarily due to a decrease in the number of Bitcoin mined offset by (i) an increase in Bitcoin network hashrate and (ii) higher energy costs.

General and administrative expenses

			Change
	2025	2024	Dollar	Percentage
Professional fees	$419,000	$891,000	$(472,000)	(53.0)%
Investor and public relations expenses	313,000	2,467,000	(2,154,000)	(87.3)
Salaries and wages	618,000	221,000	397,000	179.6
Insurance expense	124,000	160,000	(36,000)	(22.5)
Corporate stock expense	88,000	110,000	(22,000)	(20.0)
Other expenses	85,000	(21,000)	106,000	(504.8)
Total general and administrative expenses	$1,647,000	$3,828,000	$(2,181,000)	(57.0)%

Professional fees decreased to $419,000 for the three months ended June 30 2025, from $891,000 for the three months ended June 30, 2024. The decrease of $472,000 relates to (i) a $552,000 decrease in legal fees, (ii) a $34,000 decrease in accounting fees, and (iii) a $114,000 increase in other fees.

Investor and public relations expenses decreased to $313,000 for the three months ended June 30, 2025, from $2,467,000 for the three months ended June 30, 2024. Given the pending merger with ABTC, management has suspended the use of third-party consultants for investor and public relations services.

Salaries and wages increased to $618,000 for the three months ended June 30, 2025, from $221,000 for the three months ended June 30, 2024. The increase of $397,000 was due (i) $209,000 for bonus accruals for our executive officers, (ii) a $108,000 increase in compensation related to our CEO and VP of Energy, both hired during Q4 of 2024, (iii) a $23,000 increase in employee benefits, and (iv) a $57,000 increase in compensation for our directors.

Stock-based compensation expense

Stock-based compensation expense decreased to $39,000 for the three months ended June 30, 2025, from $140,000 for the three months ended June 30, 2024. For the three months ended June 30, 2025 our stock based compensation expense was $287,000, which was offset by a $248,000 reversal for the 2025 first quarter expense for the Captus Energy restricted stock awards, which were canceled during the second quarter of 2025, due to the Captus Energy Assignment Agreement.

Depreciation expense

Depreciation decreased to $515,000 for the three months ended June 30, 2025, from $3,292,000 for the three months ended June 30, 2024. The decrease is due to the fact that average remaining useful life of the mining fleet as of June 30, 2025 was 23 months, while average remaining useful life of the mining fleet as of June 30, 2024 was 52 months.

Unrealized loss (gain) on digital assets

For the three months ended June 30, 2025 the Company incurred an unrealized gain on digital assets of $200,000 as compared to an unrealized loss of $318,000 for the three months ended June 30, 2024. The fair market value of Bitcoin as of March 31, 2025 was approximately $83,000 as compared to approximately $107,000 as of June 30, 2025. The increase of approximately $24,000 and the number of Bitcoin held (approximately 9 as of June 30, 2025) resulted in the unrealized gain for the three months ended June 30, 2025. The fair market value of a Bitcoin as of April 30, 2023 was approximately $71,000 as compared to approximately $62,000 as of June 30, 2024. The decrease of approximately $9,000 and the number of Bitcoin held by us (approximately 16 as of June 30, 2024) resulted in an unrealized loss for the three months ended June 30, 2024.

			Changes
	2025	2024	Dollar	Percentage
Unrealized gain (loss) on marketable securities	$23,000	$(56,000)	$79,000	141.1%
Change in fair value of BTC Note	-	2,743,000	(2,743,000)	(100.0)
Merger and acquisition costs	(1,970,000)	(394,000)	(1,576,000)	(400.0)
Loss on disposal of asset	(83,000)	(146,000)	63,000	43.2
ABC merger costs	(989,000)	-	(989,000)	(100.0)
Interest expense	(6,000)	(290,000)	284,000	97.9
Total other expense	$(3,025,000)	$1,857,000	$(4,882,000)	(262.9)%

Unrealized gain (loss) on marketable securities

For the three months ended June 30, 2025 unrealized gain on marketable securities was $23,000, as compared to an unrealized loss of $56,000 for the three months ended June 30, 2024. The gain for the three months ended June 30, 2025 related to an increase in the fair market value of the underlying securities held.

Change in fair value of BTC Note

During the year ended December 31, 2024, the Company had a note payable denominated in Bitcoin, which was accounted for under the fair value method of accounting. For the three months ended June 30, 2024, the Company recognized a $2,743,000 increase in the fair value of notes payable. The note payable was settled in October 2024; therefore, the Company did not incur a fair value change for the three months ended June 30, 2025.

Merger and acquisition costs

As of the date of the Captus Assignment Agreement, the Company had approximately $1,953,000 of cash deposits and related professional fees, which were expensed as of the assignment date.

 Loss on disposal of asset

Loss on disposal of assets was $83,000 for the three months ended June 30, 2025, as compared to $146,000 for the three months ended June 30, 2024. The loss related to the April 2025 disposal of 66 miners with a cost basis of approximately $132,000 and accumulated depreciation of approximately $49,000.

ABTC Merger costs

On May 9, 2025, the Company entered into an Agreement and Plan of Merger with ABTC. For the six months ended June 30, 2025, the Company incurred approximately $989,000 of costs related to the ABTC merger, consisting of $543,000 for legal fees, $103,000 for accounting services, $200,000 for fairness opinion, $128,000 for the modification of the Anchorage warrant, and $15,000 of other miscellaneous expenses.

Interest expense

Interest expense of $290,000 for the three months ended June 30, 2024, was related to the note payable denominated in Bitcoin. As to the Bitcoin denominated note payable was settled in October 2024 and accounted for as a troubled debt restructuring, the new note payable principal balance was increased for aggregate interest expense accrued under the prior note, and as such the monthly interest payment reduces the note payable balance; therefore, the Company did not recognize interest expense for the three months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $678,000 and $735,000, respectively, and an accumulated deficit of approximately $79,272,000 and $67,735,000, respectively. The Company financed its operations primarily through proceeds from the sales of its equity securities through private placements, its at-the-market program as described below, borrowings pursuant to the Sphere 3D Note and the BTC Note and cash flow from its digital currency mining operations.

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

On June 10, 2024, the Company filed a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $70.0 million of common stock that may be issued and sold under an at-the-market issuance sales agreement with Ladenburg Thalmann & Co. Inc., Kingswood Investments, a division of Kingswood Capital Partners, LLC, PI Financial (US ) Corp. and ATB Capital Markets USA Inc., each respectively acting as sales agents (the “ATM”). The Company has used and intend to continue to use the net proceeds from the ATM for general corporate purposes, including without limitation, repurchases and redemptions of our common stock and general working capital. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares of the common stock subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereunder. The ATM may be terminated at any time by either the Company or any sales agent with respect to itself upon five days’ prior notice, or by the sales agents at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of June 30, 2025, approximately $62.036 million in capacity remains under the ATM.

Summary of Cash Flow

The following table provides detailed information about the Company’s net cash flow for the six months ended June 30,

	2025	2024
Net cash used in operating activities	$(4,098,000)	$(782,000)
Net cash used in investing activities	$(1,815,000)	$(954,000)
Net cash provided by financing activities	$5,856,000	$2,040,000

Net cash used in operating activities

Net cash used in operating activities was approximately $4,098,000 for the six months ended June 30, 2025, and consisted primarily of cash proceeds from the sale of digital assets of approximately $3,094,000, offset by cash expenditures for operating activities of approximately $7,192,000.

Net cash used in operating activities was approximately $782,000 for the six months ended June 30, 2024, and consisted primarily of cash proceeds from the sale of digital currency of approximately $12,969,000, offset by cash expenditures for operating activities of approximately $13,751,000.

Net cash used in investing activities

Net cash used in investing activities was approximately $1,815,000 for the six months ended June 30, 2025, and consisted of (i) the purchase of mining equipment for approximately $558,000 and (ii) cash disbursements of approximately $1,257,000 for deposits under asset acquisition agreements.

Net cash used in investing activities was approximately $954,000 for the six months ended June 30, 2024, and consisted of (i) the purchase of mining equipment for approximately $1,075,000, (ii) a cash disbursement of $50,000 for a refundable deposit, and (iii) proceeds of $171,000 from the sale of miners.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $5,856,000 for the six months ended June 30, 2025, and consisted primarily of (i) a loan of $343,000 for our insurance policy premiums, (ii) insurance premium loan payments of $161,000, (iii) $2,116,000 of cash proceeds from a registered direct offering of the Company’s common stock, (iv) $76,000 for costs related to the registered direct offering, (vi) $3,872,000 of cash received from the sale of the Company’s common stock using the ATM, (vii) $114,000 for cost related to the ATM, and (viii) $124,000 of cash payments for the interest on the Note Payable.

Net cash provided by financing activities was approximately $2,040,000 for the six months ended June 30, 2024, and consisted primarily of (i) insurance premium payments of $279,000, (ii) $2,054,000 of cash proceeds from issuance of the Company’s common stock offset by the payment of $235,000 for costs related to the issuance of common stock, and $500,000 of cash received from the acquisition of Akerna.

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

All of the Anchorage Warrants have been exercised and none remain outstanding.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the six months ended June 30:

Reconciliation to Adjusted EBITDA:	2025	2024

Net loss	$(11,537,000)	$(15,753,000)
Exclude: Depreciation	1,586,000	6,539,000
Exclude: Interest expense	9,000	620,000
EBITDA	(9,942,000)	(8,594,000)
Non-cash/non-recurring operating expenses:
Exclude: Stock-based compensation expense	811,000	348,000
Exclude: Change in fair value of notes payable	-	6,895,000
Exclude: Unrealized loss on marketable securities	43,000	272,000
Adjusted EBITDA	$(9,088,000)	$(1,079,000)

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2025 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

On October 22, 2024, the Gryphon Board created a special committee to oversee the Company’s handling of the claim made by Mr. Chang, which is currently comprised of Steve Gutterman, Jimmy Vaiopoulos and Jessica Billingsley. The Company and Ivy Crypto, Inc. have served their Statement of Defense, and the parties agreed to proceed with a mediation of the dispute that was held on May 5, 2025. The mediation was unsuccessful, and the litigation remains unresolved. The potential outcome cannot be determined at this time.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025, as amended.

Neither Gryphon nor ABTC can be sure if or when the Mergers will be completed.

The consummation of the Mergers is subject to the satisfaction or waiver of various conditions. Neither Gryphon nor ABTC can guarantee that the closing conditions set forth in the ABTC Merger Agreement will be satisfied. If Gryphon is unable to satisfy the closing conditions in ABTC’s favor or if other mutual closing conditions are not satisfied, ABTC will not be obligated to complete the Mergers. Under certain circumstances, Gryphon would be required to pay ABTC a termination fee of $5,000,000, in addition to the out-of-pocket fees and expenses incurred by or on behalf of ABTC in connection with the transactions contemplated by the ABTC Merger Agreement.

If the Mergers are not completed, the Gryphon Board, in discharging its fiduciary obligations to Gryphon stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to Gryphon stockholders as the Mergers, if available at all. Any future sale, merger, financing or other transaction may be subject to further stockholder approval. Gryphon may also be unable to find, evaluate or complete other strategic alternatives, which may have a material adverse effect on Gryphon’s business, financial condition or results of operations.

Gryphon’s and ABTC’s efforts to complete the Mergers could cause substantial disruptions in and create uncertainty surrounding, their respective businesses, which may materially adversely affect their results of operation and businesses. Uncertainty as to whether the Mergers will be completed may also affect Gryphon’s and ABTC’s ability to retain and motivate existing employees. A substantial amount of Gryphon’s and ABTC’s management’s and employees’ attention is being directed toward the Closing and thus is being diverted from their respective day-to-day operations. Uncertainty as to Gryphon’s and ABTC’s future could adversely affect their relationship with collaborators, suppliers, vendors, regulators and other business partners and stakeholders. For example, vendors, collaborators and other counterparties may defer decisions concerning working with Gryphon or ABTC or seek to change existing business relationships with Gryphon or ABTC, during the pendency of the Mergers. Changes to or termination of, existing business relationships could adversely affect Gryphon’s results of operations and financial condition, as well as the market price of Gryphon Common Stock. The adverse effects of the pendency of the Mergers could be exacerbated by any delays in the Closing or by the termination of the ABTC Merger Agreement.

The Closing is subject to approval by the Gryphon stockholders and the ABTC stockholders. Failure to obtain these approvals would prevent the Closing.

The Closing is subject to certain approvals by the Gryphon stockholders and the ABTC stockholders. Failure to obtain the required stockholder approvals may result in a material delay in or the abandonment of, the Mergers. Any delay in completing the Mergers may materially adversely affect the timing and benefits that are expected to be achieved from the Mergers.

Gryphon stockholders will experience significant ownership and voting power dilution in connection with the Mergers and may not realize a benefit from the Mergers commensurate with that dilution.

Pursuant to the terms of the ABTC Merger Agreement and upon the Closing, the Gryphon stockholders as of immediately prior to the First Effective Time are expected to own 2.0% of the Combined Company Common Stock and the ABTC stockholders as of immediately prior to the First Effective Time are expected to own 98.0% of the Combined Company Common Stock, each on a fully diluted basis. ABTC stockholders who hold ABTC Class B Common Stock, including ABH, which is a wholly owned subsidiary of Hut 8, and certain other stockholders of ABTC, will receive Class B Common Stock, which will entitle the holder thereof to 10,000 votes per share. The Class A Common Stock that will be held by other stockholders of the Combined Company, including stockholders of Gryphon, will entitle the holder thereof to one vote per share. While the actual Exchange Ratio will be determined at the Closing, it is currently expected that ABTC stockholders as of immediately prior to the First Effective Time will collectively represent approximately 99.99% and holders of equity interests of Gryphon as of immediately prior to the First Effective Time will collectively represent less than 0.01% of the total combined voting power of Combined Company capital stock, respectively, at the Closing. In addition, it is currently expected that at the Closing, on the same basis, Hut 8 will own approximately 64.37% of the then-outstanding Combined Company Common Stock, on a fully diluted basis, which is expected to represent approximately 80.00% of the total combined voting power of the Combined Company capital stock.

Accordingly, the issuance of Combined Company Common Stock to ABTC stockholders in the Mergers will significantly reduce the ownership stake and relative voting power of each share of Gryphon Common Stock held by current Gryphon stockholders. Consequently, following the Mergers, the ability of current Gryphon stockholders to influence Combined Company management will be substantially reduced.

If the Combined Company is unable to realize the strategic and financial benefits currently anticipated from the Mergers, Gryphon stockholders will have experienced substantial dilution of their ownership interests in Gryphon without receiving the expected commensurate benefit or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the expected strategic and financial benefits currently anticipated from the Mergers.

The intended benefits of the Mergers may not be realized.

The Mergers pose risks for Gryphon’s and ABTC’s ongoing operations, including, among others:

●	that senior management’s attention may be diverted from management of the respective businesses, current operations and development;

●	that there are significant costs and expenses associated with any undisclosed or potential liabilities; and

●	that unforeseen difficulties may arise in integrating Gryphon’s and ABTC’s businesses in the Combined Company.

As a result of the foregoing and other factors, risks and characteristics, the Combined Company may be unable to realize the full strategic and financial benefits currently anticipated from the Mergers and Gryphon and ABTC cannot assure you that the Mergers will be accretive to Gryphon or ABTC stockholders in the near term or at all. Furthermore, if Gryphon or ABTC stockholders fail to realize the intended benefits of the Mergers or they take longer than expected to achieve, the market price of the Combined Company’s common stock could decline to the extent that the market price reflects those anticipated benefits. Gryphon stockholders will have experienced substantial dilution of their ownership interests in Gryphon without receiving any commensurate benefit or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Mergers.

Failure to complete the Mergers may result in Gryphon paying a termination fee to ABTC, which could significantly harm the price of the Gryphon Common Stock and Gryphon’s future business and operations.

If the Mergers are not completed and the ABTC Merger Agreement is terminated under certain circumstances, Gryphon may be required to pay ABTC a termination fee of $5,000,000, in addition to the out-of-pocket fees and expenses incurred by or on behalf of ABTC in connection with the transactions contemplated by the ABTC Merger Agreement. Even if such a termination fee is not payable in connection with a termination of the ABTC Merger Agreement, Gryphon will have incurred significant fees and expenses, which must be paid whether or not the Mergers are completed. Further, if the Mergers are not completed, it could significantly harm the market price of the Gryphon Common Stock.

In addition, if the ABTC Merger Agreement is terminated and Gryphon determines to seek another business combination, there can be no assurance that Gryphon will be able to find a partner and close an alternative transaction on terms that are as favorable as or more favorable to Gryphon than the terms set forth in the ABTC Merger Agreement or at all.

The Mergers are subject to the requirements of the HSR Act, and regulatory authorities may impose conditions that could have an adverse effect on Gryphon and/or ABTC following the Mergers or that could delay, prevent or increase the costs associated with completion of the Mergers.

Completion of the Mergers is conditioned upon the expiration or termination of any waiting period under the provisions of the HSR Act. Under the ABTC Merger Agreement, Gryphon and ABTC have agreed to use their respective reasonable best efforts to obtain all necessary actions or non-actions, waivers, consents, approvals, orders and authorizations from governmental authorities and make all necessary registrations, declarations and filings with governmental authorities, that are necessary to consummate the Mergers. However, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Mergers will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the Closing or require changes to the terms of the ABTC Merger Agreement or other agreements to be entered into in connection with the ABTC Merger Agreement which may delay completion of the Mergers or impose additional material costs on or materially limit the revenues of the Combined Company following the completion of the Mergers. There can be no assurance that regulators will choose not to impose such conditions or changes in terms, and, if imposed, such conditions or changes in terms may delay or lead to the abandonment of the Mergers.

The Mergers may be completed even though certain events occur prior to the Closing that materially and adversely affect Gryphon or ABTC.

The ABTC Merger Agreement provides that either Gryphon or ABTC can refuse to complete the Mergers if there is a material adverse effect with the other party occurring between the date of the ABTC Merger Agreement and the Closing. However, certain types of changes do not permit either party to refuse to complete the Mergers, even if such change could be said to have a material adverse effect on Gryphon or ABTC, including, but not limited to:

●	any changes in conditions generally affecting United States or global economic, business, regulatory conditions, including changes in United States or global securities, credit, financial, debt or other capital markets;

●	conditions (or changes in such conditions) in the currency, Bitcoin mining, cryptocurrency, electricity, power or natural gas industry (including changes in cryptocurrency prices, commodity prices, general market prices and regulatory changes affecting the industry);

●	general changes in national or international political conditions (including the imposition of or changes in international tariffs, sanctions, trade policies or disputes or any “trade war” and any cessation, outbreak or escalation of hostilities, any acts of war or terrorism or any other national or international calamity, crisis or emergency);

●	acts of God, natural disasters, calamities, disease outbreaks or pandemics;

●	any failure, in and of itself, by ABTC or any of its subsidiaries to meet any internal or published projections, forecasts, estimates or predictions in respect of revenues, earnings or other financial or operating metrics for any period;

●	the execution and delivery of the ABTC Merger Agreement, the public announcement thereof, the pendency of the ABTC Merger Agreement, the impact thereof on the relationships of ABTC and its subsidiaries, with customers, suppliers or partners or the Closing;

●	any changes after the date of the ABTC Merger Agreement not announced prior to the date of the Merger Agreement in any applicable law or U.S. generally accepted accounting principles (“U.S. GAAP”), including, in each case, the authoritative interpretation or enforcement thereof;

●	any action required by a governmental authority pursuant to antitrust laws in connection with the Mergers; and

●	any action or omission taken by ABTC pursuant to the prior written request of Gryphon, subject to certain exceptions set forth in the ABTC Merger Agreement.

Certain officers and directors of Gryphon have interests in the Mergers that may be different from or in addition to, the interests of Gryphon stockholders generally.

Some of Gryphon’s directors and officers have interests in the Mergers that are different from Gryphon’s stockholders generally and that may influence them to support or approve the Mergers without regard to the interests of Gryphon’s other stockholders. For example:

●	based on the terms of his employment agreement, Steve Gutterman, the Company’s Chief Executive Officer, will be entitled to receive a total value of approximately $2,290,794 in connection with the Closing, which consists of (i) $737,164 as part of severance payments under his employment agreement and (ii) approximately $1,553,630 in value associated with the accelerated vesting of outstanding unvested restricted stock units;

●	based on the terms of his employment agreement, Simeon Salzman, the Company’s Chief Financial Officer, will be entitled to receive a total value of approximately $412,500 in connection with the Closing, which consists of a severance payment under his employment agreement that is payable in twelve equal monthly installments;

●	based on the terms of his employment agreement, Eric Gallie, the Company’s Senior Vice President, Energy, will be entitled to receive a total value of approximately $835,000 in connection with the Closing, which consists of (i) $250,000 as part of severance payments under his employment agreement, payable in twelve equal monthly installments and (ii) approximately $585,000 in value associated with the accelerated vesting of outstanding unvested restricted stock units; and

●	Gryphon’s directors and officers will be eligible for continued indemnification and continued coverage under directors’ and officers’ liability insurance after the Mergers and pursuant to the terms of the ABTC Merger Agreement.

The Gryphon Board was aware of these interests and considered them, among other matters, in the decision to approve the ABTC Merger Agreement.

Certain provisions of the ABTC Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the ABTC Merger Agreement.

The ABTC Merger Agreement contains “no-shop” restrictions on Gryphon’s ability to solicit, initiate, endorse, knowingly encourage or facilitate third party proposals relating to alternative transactions or to provide information to or engage in discussions with, a third party in relation to an alternative transaction, subject to certain exceptions to permit the Gryphon Board to comply with its fiduciary duties. The ABTC Merger Agreement also contains “force the vote” provisions that require Gryphon to hold the Special Meeting even if the Gryphon Board withdraws, amends or modifies its recommendation regarding the Proposals. Before the Gryphon Board may change its recommendation to stockholders to vote in favor of the Proposals, Gryphon must, among other things, provide ABTC with notice and negotiation rights. Upon the termination of the ABTC Merger Agreement in certain circumstances, including in connection with a Gryphon Recommendation Change in response to a Superior Proposal, Gryphon may be required to pay up to $5,000,000 as a termination fee, in addition to the out-of-pocket fees and expenses incurred by or on behalf of ABTC in connection with the transactions contemplated by the ABTC Merger Agreement.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Mergers. These provisions might also result in a potential third party acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $5,000,000 termination fee and additional ABTC fees and expenses that may become payable.

If the ABTC Merger Agreement is terminated and Gryphon determines to seek another business combination, Gryphon may not be able to negotiate a transaction with another party on terms comparable to or better than, the terms of the ABTC Merger Agreement or at all.

Furthermore, as noted above, certain Gryphon securityholders holding an aggregate of approximately 19.29% of the outstanding voting securities of Gryphon as of May 9, 2025 have entered into support agreements. These Gryphon securityholders also agreed to vote against any Gryphon Acquisition Proposal (as defined in the ABTC Merger Agreement) or any other proposal with respect to Gryphon that is in opposition to or in competition with, the Mergers. As a result, the support agreements may discourage other parties from attempting to engage in a transaction with Gryphon, even if those parties would otherwise be willing to offer greater value to Gryphon stockholders than that offered by ABTC under the Mergers.

Gryphon will be subject to certain contractual restrictions while the Mergers are pending.

The ABTC Merger Agreement restricts Gryphon from making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends, repurchasing or, with respect to Gryphon, issuing equity securities outside certain limited exceptions and taking other specified actions until the earlier of the Closing or the termination of the ABTC Merger Agreement without the consent of the other party. These restrictions may prevent Gryphon from pursuing attractive business opportunities that may arise prior to the Closing and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Mergers could be exacerbated by any delays in the Closing or the termination of the ABTC Merger Agreement.

The market price of Gryphon Common Stock may decline and the value of ABTC’s securities may be adversely affected as a result of the announcement and pendency of the Mergers.

The market price of Gryphon Common Stock may decline and the value of ABTC’s securities may be adversely affected as a result of the announcement and pendency of the Mergers for a number of reasons, including if:

●	investors react negatively to the prospects of the Combined Company’s business and financial condition following the Mergers; and/or

●	the attention of Gryphon or ABTC management is directed towards the Closing and other transaction-related considerations and is diverted from the day-to-day business operations of Gryphon or ABTC, as applicable and matters related to the Mergers require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Gryphon or ABTC, as applicable.

A decline in the market price of Gryphon Common Stock or an adverse effect upon the value of ABTC’s securities could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, Gryphon, ABTC or the Combined Company.

If the Mergers are not completed, the Gryphon Board may decide to pursue a dissolution and liquidation of Gryphon. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Mergers will be completed. If the Mergers are not completed, the Gryphon Board may decide to pursue a dissolution and liquidation of Gryphon. In such an event, the amount of cash available for distribution to Gryphon stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution is expected to be reduced as Gryphon continues to fund its operations and transaction-related expenses. In addition, if the Gryphon Board were to approve and recommend and Gryphon stockholders were to approve, a dissolution and liquidation of Gryphon, Gryphon would be required under Delaware corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to Gryphon stockholders. As a result of this requirement, a portion of Gryphon’s remaining cash assets may need to be reserved pending the resolution of such obligations. In addition, Gryphon may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, the Gryphon Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Gryphon Common Stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of Gryphon.

Litigation relating to the Mergers could require Gryphon to incur significant costs and suffer management distraction and could delay or enjoin the Mergers.

Gryphon could be subject to demands or litigation related to the Mergers, whether or not the Mergers are consummated. Such actions may create uncertainty relating to the Mergers or delay or enjoin the Mergers and responding to such demands is often expensive and could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of Gryphon if the costs associated with such demands or litigation are significant enough.

Gryphon and ABTC are expected to incur substantial expenses related to the Mergers.

Gryphon and ABTC have incurred and expect to continue to incur, substantial fees and expenses in connection with the Mergers, including legal, accounting, financial advisory and other transaction fees and costs associated with the Mergers. Additionally, as the controlling stockholder of ABTC, Hut 8 has incurred and expects to continue to incur fees and expenses in connection with the Mergers, and such costs are expected to be borne by ABTC.

As of June 25, 2025, ABTC has incurred approximately $4.3 million of fees and expenses related to the Mergers, primarily consisting of legal, audit and accounting fees, and anticipates incurring approximately $0.9 million of additional fees and expenses prior to the Closing. As of June 25, 2025, Gryphon has incurred approximately $0.9 million of fees and expenses related to the Mergers, primarily consisting of legal, audit and accounting fees, and anticipates incurring approximately $1.1 million of additional fees and expenses prior to the Closing. Actual transaction costs may substantially exceed Gryphon’s and ABTC’s respective estimates and may have an adverse effect on the Combined Company’s financial condition and operating results.

In addition, the Combined Company may also incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Gryphon and ABTC continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses.

Gryphon or ABTC may waive one or more of the Closing conditions without re-soliciting stockholder approval.

Gryphon or ABTC may determine to waive, in whole or in part, one or more of the conditions to its obligations to consummate the Mergers. Gryphon and ABTC expect to evaluate the materiality of any waiver and its effect on Gryphon or ABTC stockholders, as applicable, in light of the facts and circumstances at the time to determine whether any amendment of the merger proxy statement/prospectus or any re-solicitation of proxies, approvals or voting cards is required in light of such waiver. Any determination to waive any condition to the Mergers or as to re-soliciting stockholder approval or amending the merger proxy statement/prospectus as a result of a waiver will be made by Gryphon or ABTC, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended June 30, 2025.

During the quarter ended June 30, 2025, the Company did not repurchase any of its common shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1***	Agreement and Plan of Merger, dated as of May 9, 2025, by an among the Company, GDM Merger Sub I Inc., GDM Merger Sub II LLC and American Bitcoin Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025)
10.1***	Investors’ Rights Agreement, dated as of May 9, 2025, by and among the Company, American Bitcoin Corp., American Bitcoin Holdings LLC and the investors party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025)
10.2	Amendment to Warrant, dated as of May 9, 2025, between the Company and Anchorage Lending CA, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025)
10.3	Assignment and Amending Agreement, dated May 29, 2025, between the Company and BTG Energy Corp., BTG Power Corp., West Lake Energy Corp., 2670786 Alberta Ltd. and 2703444 Alberta Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2025)
10.4	Assignment Side Agreement, dated May 29, 2025, between the Company, 2670786 Alberta Ltd., 2703444 Alberta Ltd., Harold Andersen, Paul Connolly, Mark Taylor and Steve Giacomin (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2025)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL (Extensible Business Reporting Language). The following materials from Gryphon Digital Mining, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
***	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Gryphon agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Steve Gutterman
Steve Gutterman, Chief Executive Officer (Principal Executive Officer)

August 14, 2025

By:	/s/ Simeon Salzman
Simeon Salzman, Chief Financial Officer (Principal Financial and Accounting Officer)

August 14, 2025