Form 10-Q
period 2025-09-30
American Bitcoin Corp.
filed 2025-11-14
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-39096

American Bitcoin Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Brickell Avenue, Suite 1500
Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(305) 224‑6427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ABTC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of November 13, 2025, the registrant had 195,380,091 shares of Class A common stock, 732,224,903 shares of Class B common stock, and no shares of Class C common stock outstanding.

-

Introductory Note

References to the "Company" throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to:

(i)
the “Bitcoin mining” sub-segment of Hut 8 Corp.’s “Compute” segment prior to the effectiveness of the Transactions (as defined below) on March 31, 2025;
(ii)
American Bitcoin Corp. (formerly known as American Data Centers Inc.) following the effectiveness of the Transactions on April 1, 2025 until the consummation of the Mergers (as defined below) on September 3, 2025; and
(iii)
American Bitcoin Corp. (formerly known as Gryphon Digital Mining, Inc.) following the consummation of the Mergers on September 3, 2025.

On March 31, 2025, Hut 8 Corp. (“Parent”), American Data Centers Inc. ("ADC"), and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement (the “Agreement”), pursuant to which Parent contributed to ADC substantially all of Parent’s wholly-owned ASIC miners, in exchange for newly issued Class B Common Stock of ADC, representing 80% of the total and combined voting power and 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance (the “Transactions”). In connection with the Transactions, ADC was renamed American Bitcoin Corp. ("Historical ABTC").

Prior to the effectiveness of the Transactions, the Company’s operations were historically operated as the “Bitcoin mining” sub-segment of Parent’s “Compute” segment and not as a standalone company; therefore, separate financial statements had not been prepared for the Company. The Company's Condensed Combined Financial Statements, representing the historical assets, liabilities, operations and cash flows directly attributable to the Company prior to the effectiveness of the Transactions have been prepared on a carveout basis through the use of a management approach from Parent’s consolidated financial statements and accounting records and are presented on a standalone basis as if the operations had been conducted independently from Parent.

On May 9, 2025, Gryphon Digital Mining, Inc. (along with its consolidated subsidiaries, "Gryphon"), GDM Merger Sub I Inc., a Delaware corporation and wholly owned direct subsidiary of Gryphon (“Merger Sub Inc.”), GDM Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Gryphon (“Merger Sub LLC”), and Historical ABTC, entered into an Agreement and Plan of Merger (the “Merger Agreement”).

On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the “First Merger”) as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the “First Merger Surviving Corporation”) and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the “Second Merger” and, taken together with the First Merger, the “Mergers”) as a wholly owned direct subsidiary of Gryphon. In connection with and immediately following the consummation of the Mergers, Gryphon changed its name to American Bitcoin Corp.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause the Company’s results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described in Gryphon's definitive proxy statement/prospectus filed with the SEC on July 31, 2025 (the "Proxy Statement/Prospectus"), in Part I, Item 1A, “Risk Factors” in Gryphon's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) and in Exhibit 99.4 to Gryphon’s Current Report on Form 8-K filed with the SEC on September 2, 2025 (the "Current Report"). Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Bitcoin Corp.

Condensed and Combined Balance Sheets

(in USD thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$7,976	$—
Deposits and prepaid expenses	2,943	42,650
Derivative asset	—	18,076
Digital assets – pledged for miner purchase, current portion	—	92,389
Total current assets	10,919	153,115

Non-current assets
Digital assets – held in custody	117,879	525,236
Digital assets – pledged for miner purchase	272,053	—
Digital assets – pledged as collateral	—	331,876
Property and equipment, net	370,823	43,089
Operating lease right-of-use-asset	174,647	—
Derivative asset	63,723	—
Intangible assets, net	998	—
Goodwill	151,779	53,082
Total non-current assets	1,151,902	953,283
Total assets	$1,162,821	$1,106,398

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$106,465	$31,012
Advances from sale of property and equipment	450	—
Derivative liability	—	18,437
Income tax payable	20	889
Warrant liability	571	—
Operating lease liability, current portion	40,614	—
Total current liabilities	148,120	50,338

Non-current liabilities
Miner purchase liability	286,202	—
Deferred tax liabilities	8,046	40,993
Operating lease liability, less current portion	145,000	—
Total non-current liabilities	439,248	40,993
Total liabilities	$587,368	$91,331

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000,000,000 shares authorized as of September 30, 2025; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000,000 shares authorized as of September 30, 2025; 188,460,009 shares issued and outstanding as of September 30, 2025; no shares issued and outstanding as of December 31, 2024.	19	—
Class B common stock, $0.0001 par value; 10,000,000,000 shares authorized as of September 30, 2025; 732,224,903 shares issued and outstanding as of September 30, 2025; no shares issued and outstanding as of December 31, 2024	73	—
Class C common stock, $0.0001 par value; 125,000,000,000 shares authorized as of September 30, 2025; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	568,455	—
Retained earnings	6,906	—
Accumulated other comprehensive loss	—	(48,347)
Net Parent investment	—	1,063,414
Total stockholders’ equity	575,453	1,015,067
Total liabilities and stockholders’ equity	$1,162,821	$1,106,398

See accompanying Notes to Unaudited Condensed and Combined Financial Statements.

American Bitcoin Corp.

Condensed and Combined Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$64,220	$11,610	$106,843	$55,880

Cost of revenue (exclusive of depreciation and amortization shown below)	28,279	11,125	55,267	39,573

Operating (income) expenses:
Depreciation and amortization	15,215	4,313	31,590	17,791
General and administrative expenses	8,052	4,812	26,062	23,641
Loss on sale of property and equipment	—	—	2,454	—
Loss (gain) on digital assets	5,475	1,551	114,832	(201,147)
Total operating expenses (income)	28,742	10,676	174,938	(159,715)
Operating income (loss)	7,199	(10,191)	(123,362)	176,022

Other income (expense):
Interest income (expense)	—	372	—	(3,489)
(Loss) gain on derivatives	(1,999)	2,704	18,863	19,923
Gain on warrant liability	26	—	26	—
Gain on debt extinguishment	—	5,966	—	5,966
Total other (expense) income	(1,973)	9,042	18,889	22,400

Net income (loss) from continuing operations before taxes	5,226	(1,149)	(104,473)	198,422

Income tax (provision) benefit	(1,751)	573	10,756	(24,833)

Net income (loss) from continuing operations	3,475	(576)	(93,717)	173,589

Loss from discontinued operations (net of income tax benefit of nil, nil, nil, and $1.6 million, respectively)	—	—	—	(4,816)

Net income (loss)	3,475	(576)	(93,717)	168,773

Other comprehensive income (loss):
Foreign currency translation adjustments	—	8,786	4,467	(14,555)
Total comprehensive income (loss)	$3,475	$8,210	$(89,250)	$154,218

Net income per share of common stock:
Basic from continuing operations	$—	$—	$(0.10)	$0.19
Diluted from continuing operations	$—	$—	$(0.10)	$0.19

Weighted average number of shares of common stock outstanding:
Basic	899,354,931	891,762,280	894,366,300	891,762,280
Diluted	899,489,426	891,762,280	894,366,300	891,762,280

See accompanying Notes to Unaudited Condensed and Combined Financial Statements.

American Bitcoin Corp.

Condensed and Combined Statements of Stockholders’ Equity

(Unaudited, in USD thousands, except share and per share data)

Nine Months Ended September 30, 2024

	Class A Common Stock		Class B Common Stock		Additional	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Parent	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Income (Loss)	Net Investment	Equity
Balance, December 31, 2023	—	$—	—	$—	$—	—	$10,997	$462,787	$473,784
Net income	—	—	—	—	—	—	—	230,410	230,410
Net transfers from Parent	—	—	—	—	—	—	—	7,735	7,735
Foreign currency translation adjustments	—	—	—	—	—	—	(15,137)	—	(15,137)
Balance, March 31, 2024	—	$—	—	$—	$—	$—	$(4,140)	$700,932	$696,792
Net loss	—	—	—	—	—	—	—	(61,061)	(61,061)
Net transfers from Parent	—	—	—	—	—	—	—	(13,236)	(13,236)
Foreign currency translation adjustments	—	—	—	—	—	—	(8,204)	—	(8,204)
Balance, June 30, 2024	—	$—	—	$—	$—	$—	$(12,344)	$626,635	$614,291
Net loss	—	—	—	—	—	—	—	(576)	(576)
Net transfers from Parent	—	—	—	—	—	—	—	75,039	75,039
Foreign currency translation adjustments	—	—	—	—	—	—	8,786	—	8,786
Balance, September 30, 2024	—	$—	—	$—	$—	$—	$(3,558)	$701,098	$697,540

Nine Months Ended September 30, 2025

	Class A Common Stock		Class B Common Stock		Additional	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Parent	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Income (Loss)	Net Investment	Equity
Balance, December 31, 2024	—	$—	—	$—	$—	$—	$(48,347)	$1,063,414	$1,015,067
Net loss(a)	—	—	—	—	—	—	—	(100,623)	(100,623)
Net transfers to Parent	—	—	—	—	—	—	—	(798,687)	(798,687)
Foreign currency translation adjustments	—	—	—	—	—	—	4,467	—	4,467
Disposition of cumulative translation adjustment	—	—	—	—	—	—	43,880	(48,347)	(4,467)
Issuance of shares resulting from the Transactions (Note 1)	—	—	732,224,903	73	115,684	—	—	(115,757)	—
Balance, March 31, 2025	—	$—	732,224,903	$73	$115,684	$—	$—	$—	$115,757
Net income	—	—	—	—	—	3,431	—	—	3,431
Contribution from Parent	—	—	—	—	5,262	—	—	—	5,262
Issuance of shares	159,537,377	16	—	—	215,259	—	—	—	215,275
Balance, June 30, 2025	159,537,377	$16	732,224,903	$73	$336,205	$3,431	$—	$—	$339,725
Net income	—	—	—	—	—	3,475	—	—	3,475
Issuance of common stock - business combination	16,893,390	2	—	—	135,821	—	—	—	135,823
Warrants assumed on the Business Combination	—	—	—	—	18	—	—	—	18
Issuance of common stock - at-the-market offering, net of issuance costs	11,017,341	1	—	—	87,991	—	—	—	87,992
Issuance of common stock - warrant exercises	1,011,901	—	—	—	8,420	—	—	—	8,420
Balance, September 30, 2025	188,460,009	$19	732,224,903	$73	$568,455	$6,906	$—	$—	$575,453

(a) Net loss from January 1, 2025 through March 31, 2025 is attributed to Parent as it was the sole shareholder prior to March 31, 2025.

See accompanying Notes to Unaudited Condensed and Combined Financial Statements.

American Bitcoin Corp.

Condensed and Combined Statements of Cash Flows

(Unaudited, in USD thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net (loss) income	$(93,717)	$168,773
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	31,590	17,791
Non-cash lease expense	851	—
Stock-based compensation	2,145	6,297
Bitcoin mining revenue	(106,843)	(55,880)
Loss (gain) on digital assets	114,832	(201,147)
Deferred tax assets and liabilities	(17,198)	23,022
Gain on derivatives	(18,863)	(19,923)
Loss on sale of property and equipment	2,454	—
Gain on warrant liability	(26)	—
Gain on debt extinguishment	—	(5,966)
Amortization of debt discount	—	3,504
Loss on discontinued operations	—	4,816
Changes in assets and liabilities:
Deposits and prepaid expenses	83	(2,137)
Income taxes payable	(869)	(138)
Accounts payable and accrued expenses	42,495	(16,606)
Net cash used in operating activities	(43,066)	(77,594)

Investing activities
Proceeds from sale of digital assets	3,429	63,421
Purchase of digital assets	(287,779)	—
Deposit paid to purchase property and equipment	—	(24,432)
Purchases of property and equipment	—	(3,580)
Proceeds from sale of property and equipment	2,563	—
Cash on completion of the Business Combination	894	—
Net cash (used) provided by investing activities	(280,893)	35,409

Financing activities
Repayments of loans payable	—	(11,480)
Net proceeds from covered call options premium	—	20,844
Proceeds from the issuance of Class A common stock – private placement, net of issuance costs	205,275	—
Proceeds from the issuance of Class A common stock – at-the-market offering, net of issuance costs	87,992	—
Proceeds from the issuance of Class A common stock – warrant exercises	6	—
Adjustments post carevout of mining operations to ABTC – non-cash	955,246	—
Distribution to Parent – non-cash	(115,752)	—
Net Parent investment – non-cash	(800,832)	32,821
Net cash provided by financing activities	331,935	42,185

Net increase in cash	7,976	—
Cash, beginning of period	—	—
Cash and restricted cash, end of period	$7,976	$—

See accompanying Notes to Unaudited Condensed and Combined Financial Statements.

	Nine Months Ended
	September 30,
	2025	2024
Supplemental cash flow information:
Non-cash transactions
Digital assets received for the issuance of Class A common stock	$10,000	$—
Property and equipment in miner purchase liability	$267,166	$—
Assets acquired, including goodwill, net of liabilities assumed in the Business Combination, net of cash acquired	$134,929	$—
Warrants exercised	$8,420	$—

See accompanying Notes to Unaudited Condensed and Combined Financial Statements.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Note 1. Description of business, the transactions and basis of presentation

Nature of operations and corporate information

American Bitcoin Corp. is a pure-play Bitcoin accumulation platform that integrates scaled Bitcoin mining operations with disciplined accumulation strategies. Its business is (i) the operation of application-specific integrated circuit (“ASIC”) miners for the purpose of mining Bitcoin and (ii) the strategic accumulation of a Bitcoin reserve. References to the "Company" herein refer to:

(i)
the “Bitcoin mining” sub-segment of Hut 8 Corp.’s “Compute” segment prior to the effectiveness of the Transactions (as defined below) on March 31, 2025;

(ii)
American Bitcoin Corp. (formerly known as American Data Centers Inc.) following the effectiveness of the Transactions on April 1, 2025 until the consummation of the Mergers (as defined below) on September 3, 2025; and

(iii)
American Bitcoin Corp. (formerly known as Gryphon Digital Mining, Inc.) following the consummation of the Mergers on September 3, 2025.

The Transactions

Transaction with American Data Centers Inc.

On March 31, 2025, Hut 8 Corp. (“Parent”), American Data Centers Inc. ("ADC"), and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement (the “Agreement”), pursuant to which Parent contributed to ADC substantially all of Parent’s wholly-owned ASIC miners, representing the business of the Company, in exchange for newly issued Class B Common Stock of ADC, representing 80% of the total and combined voting power and 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance (the “Transactions”). Prior to the effectiveness of the Transactions, the Company did not operate as a standalone company and instead operated as the “Bitcoin mining” sub-segment of Parent’s “Compute” segment. In connection with the Transactions, ADC was renamed American Bitcoin Corp. ("Historical ABTC") and became a majority-owned subsidiary of Parent. The Transactions did not meet the business combination criteria under FASB ASC Topic 805, Business Combinations. The net book value of the assets contributed by Parent, representing the business of the Company, was $121.1 million. Parent incurred $1.6 million in transaction costs related to the Transactions.

In connection with the Transactions, Parent and the Company entered into a Master Services Agreement and a Master Colocation Services Agreement providing for Parent and its personnel to perform day-to-day commercial and operational management services and ASIC colocation services to the Company, respectively, in each case on an exclusive basis for so long as such agreements remain in effect. Parent and the Company also entered into a Shared Services Agreement, pursuant to which Parent and its personnel would provide back-office support services to the Company.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

The following table presents a reconciliation of the Unaudited Condensed and Combined Balance Sheets of the Company as of March 31, 2025, prior to the effectiveness of the Transactions, and the Unaudited Condensed and Combined Balance Sheets of the Company as of March 31, 2025, following the effectiveness of the Transactions:

	Combined Balance Sheet as of	Adjustments Post	Balance Sheet as of
	March 31, 2025	Carveout	March 31, 2025
Assets
Current assets
Deposits and prepaid expenses	$36,920	$(36,920)	$—
Derivative assets	21,397	(21,397)	—
Digital assets - pledged for miner purchase	79,893	(79,893)	—
Total current assets	138,210	(138,210)	—

Non-current assets
Digital assets – held in custody	597,743	(597,743)	—
Digital assets – pledged as collateral	169,608	(169,608)	—
Property and equipment, net	123,079	(1,967)	121,112
Goodwill	53,169	(53,169)	—
Total non-current assets	943,599	(822,487)	121,112
Total assets	$1,081,809	$(960,697)	$121,112

Liabilities and equity
Current liabilities
Accounts payable and accrued expenses	$108,235	$(108,235)	$—
Derivative liability	896	(896)	—
Income tax payable	19	(19)	—
Total current liabilities	109,150	(109,150)	—

Non-current liabilities
Deferred tax liability	21,103	(15,748)	5,355
Total liabilities	130,253	(124,898)	5,355

Stockholders’ equity
Parent net investment	995,436	(995,436)	—
Common Stock	—	5	5
Additional paid-in capital	—	115,752	115,752
Accumulated other comprehensive income	(43,880)	43,880	—
Total stockholders’ equity	951,556	(835,799)	115,757
Total liabilities and stockholders’ equity	$1,081,809	$(960,697)	$121,112

Business combination with Gryphon Digital Mining, Inc.

On May 9, 2025, Gryphon Digital Mining, Inc., a Delaware corporation (together with its consolidated subsidiaries and predecessors “Gryphon”), GDM Merger Sub I Inc., a Delaware corporation and wholly owned direct subsidiary of Gryphon (“Merger Sub Inc.”), GDM Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Gryphon (“Merger Sub LLC”), and Historical ABTC, entered into an Agreement and Plan of Merger (the “Merger Agreement”).

On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the “First Merger”) as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the “First Merger Surviving Corporation”) and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the “Second Merger” and, taken together with the First Merger, the “Business Combination” or "Mergers") as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed to American Bitcoin Corp. after the completion of the Business Combination (the “Closing”). This transaction was accounted for under the acquisition method as a reverse acquisition with Historical ABTC identified as the accounting acquirer for financial statement reporting purposes.

Please refer to Note 3 for more information on the Business Combination.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Note 2. Significant accounting policies and recent accounting pronouncements

Basis of presentation

Until the effectiveness of the Transactions on March 31, 2025, the Company’s operations historically operated as the “Bitcoin mining” sub-segment of Parent’s “Compute” segment and not as a standalone company; therefore, separate financial statements had not historically been prepared for the Company prior to April 1, 2025. The Company's Unaudited Condensed and Combined Financial Statements represent the historical assets, liabilities, operations and cash flows directly attributable to the Company starting April 1, 2025 and prior, have been prepared on a carveout basis through the use of a management approach from Parent’s consolidated financial statements and accounting records and are presented on a standalone basis as if the operations have been conducted independently from Parent.

Following the effectiveness of the Transactions on March 31, 2025, the Company began operating as a standalone entity with its own accounting and financial records; therefore, starting April 1, 2025, the Company’s results of operations are the results directly attributed to its standalone operations rather than the Bitcoin mining operations of Parent. The Company’s Unaudited Condensed and Combined Balance Sheets as of September 30, 2025, reflects the assets and liabilities that the Company directly owns or is legally obligated to satisfy post-Transactions.

Prior to the effectiveness of the Transactions on March 31, 2025, all revenues and costs, as well as assets and liabilities directly associated with Parent’s Bitcoin mining sub-segment activities were included in the Company’s Unaudited Condensed and Combined Financial Statements, including Parent’s strategic Bitcoin reserve (which remained with Parent following the effectiveness of the Transactions). Additional costs allocated to the Company include corporate general and administrative expenses which consisted of various categories, including but not limited to: employee compensation and benefits, professional services, facilities and corporate office expenses, information technology, interest expenses, and stock-based compensation. The corporate and general administrative expenses allocated were primarily based on a percentage of revenue basis that was considered to be a reasonable reflection of the utilization of the services provided or benefit received during the periods presented, depending on the nature of the service received. Management believes the assumptions underlying the Company’s Unaudited Condensed and Combined Financial Statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company had it operated as a standalone entity during such periods and may not reflect its results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the Company’s organizational structure, what corporate functions the Company might have performed directly or outsourced, and strategic decisions the Company might have made in areas such as executive management, legal, and other professional services, and certain corporate overhead functions. These costs also may not be indicative of the expenses that the Company may incur in the future or would have incurred if the Company had obtained these services from a third party.

All intracompany transactions within the Company prior to the effectiveness of the Transactions on March 31, 2025 have been eliminated. All intercompany transactions between the Company and Parent on or before March 31, 2025 are considered to be effectively settled in the Company’s Unaudited Condensed and Combined Financial Statements at the time the transactions are recorded. The total net effect of these intercompany transactions considered to be settled are reflected in the Company’s Unaudited Condensed and Combined Statement of Cash Flows within financing activities and in the Company’s Unaudited Condensed and Combined Balance Sheets as net Parent investment. At March 31, 2025, as described in the description of the Transactions above, the total net Parent investment has been settled.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company’s equity balance in its Unaudited Condensed and Combined Financial Statements represents the excess of total liabilities over assets. Net Parent investment is primarily impacted by contributions from Parent that are the result of net funding provided by or distributed to Parent.

Prior to the effectiveness of the Transactions on March 31, 2025, cash was managed through bank accounts controlled and maintained by Parent. The Company did not have legal ownership of any bank accounts containing cash balances prior to March 31, 2025. As such, cash held in commingled accounts with Parent is presented within net Parent investment on the Company’s Unaudited Condensed and Combined Balance Sheets. Subsequent to March 31, 2025, the Company has set up its own legally separate bank accounts to directly settle its liabilities and to manage its own cash.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Prior to the effectiveness of the Transactions on March 31, 2025, the Company was not a co-obligor on Parent’s third-party, long-term debt obligations nor was the Company expected to pay any portion of Parent’s third-party, long-term debt. However, proceeds from Parent’s third-party debts were used to finance the Company’s purchase of ASICs or directly used for the Company’s Bitcoin mining-related activities and were therefore included in the Company’s Unaudited Condensed and Combined Financial Statements. While the Company is not a legal obligor, as of September 30, 2025, certain Bitcoin mining assets of the Company were pledged as collateral as disclosed in Note 5. Following the effectiveness of the Transactions on March 31, 2025, the Company is no longer connected to any of Parent’s third-party debt obligations.

The Company’s Unaudited Condensed and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by GAAP for complete financial statements. As such, the information included in these Unaudited Condensed and Combined Financial Statements should be read in conjunction with Historical ABTC's Annual Financial Statements for the years ended December 31, 2024 and 2023, and related notes included therewith.

Interim results are not necessarily indicative of results for a full year.

The U.S. Dollar is the functional and presentation currency of the Company.

Significant accounting policies followed by the Company in the preparation of the accompanying Unaudited Condensed and Combined Financial Statements are summarized below.

Principles of consolidation

The Company's Unaudited Condensed and Combined Financial Statements include the accounts of the Company and its controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Unaudited Condensed and Combined Financial Statements and ensures that there are proper controls in place to ascertain that the Company’s Unaudited Condensed and Combined Financial Statements properly reflect the change.

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Update ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting the standard.

In January 2025, the FASB issued Update ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 was issued to clarify the effective date for Update ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard.

In October 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency in income tax reporting. ASU 2023-09 requires public business entities to disclose more detailed information about the nature and composition of deferred tax assets and liabilities, including the impact of tax law changes on current taxes payable. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adopting the standard.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s Unaudited Condensed and Combined Financial Statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, goodwill and digital assets, the allocation of costs to the Company for certain corporate and shared service functions in preparing the Company’s Unaudited Condensed and Combined Financial Statements on a carve-out basis, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Fair value measurement

The Company’s financial assets and liabilities are accounted for in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2— Observable, market-based inputs, other than quoted prices included in Level 1, for the assets or liabilities either directly or indirectly.

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or a liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2025 and December 31, 2024:

	Fair value measured at September 30, 2025
(in USD thousands)	Total carrying value at September 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$389,932	$389,932	$—	$—
Warrant liability	(571)	—	—	(571)
Bitcoin redemption option	63,723	—	63,723	—

	Fair value measured at December 31, 2024
(in USD thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$949,501	$949,501	$—	$—
Covered call options	(18,437)	—	(18,437)	—
Bitcoin redemption option	18,076	—	—	18,076

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market, which is the Coinbase exchange. As such, the Company’s Digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy.

In estimating the fair value of its covered call options, the Company uses the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the options. The expected term of the options is the contractual term of the options given the options can only be exercised on their expiry date (i.e., European-style options). The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. The Company determined that the covered call options are Level 2 liabilities given all inputs are observable, but the options themselves are not traded in an active market. Following the effectiveness of the Transactions on March 31, 2025, the call options remained with Parent and were not part of the assets transferred to the Company on March 31, 2025.

The Company estimates the fair value of its Bitcoin redemption option using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. In addition, management’s assumption of the start of the redemption period, triggered by a shipment date of purchased property and equipment, was previously a significant unobservable input that has now resolved and is no longer a significant unobservable input. The Company previously determined that the Bitcoin redemption option was a Level 3 liability given a significant unobservable input was included in its valuation. As a result of the resolution of the previously significant unobservable input, the Company transferred the Bitcoin redemption option out of Level 3 into Level 2 during the nine months ended September 30, 2025.

See the Derivatives section below for a description of the Company’s derivative instrument accounting policy.

The Company estimated the fair value of its warrant liability, which it assumed in connection with the Mergers, using the Black-Scholes pricing model, which includes significant unobservable inputs, including the expected term of the warrants, and as a result, the Company determined that the warrant liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s warrant liability, see Note 8. See Warrant liability section below for a description of the Company’s warrant liability accounting policy.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at estimated fair value only when an impairment charge is recognized. The Company had no impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the nine months ended September 30, 2025 and 2024. The Company recognized approximately $3.1 million of impairment losses from its discontinued operations related to the Drumheller site’s non-financial assets and liabilities measured on a non-recurring basis during the nine months ended September 30, 2024. There were no discontinued operations during the nine months ended September 30, 2025. See the Impairment of long-lived assets and Goodwill accounting policies below, as well as Note 4 for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term liabilities, such as lease liabilities, approximate fair value as the related interest rates approximate rates currently available to the Company.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Digital assets

Bitcoin, representing the Company’s digital assets, are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company’s Bitcoin mining revenue recognition cut-off. Changes in fair value are recognized in Losses (gains) on digital assets, in Operating expenses (income) on the Company’s Unaudited Condensed and Combined Statement of Operations and Comprehensive Income (Loss). When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item Losses (gains) on digital assets.

Digital assets received by the Company through its revenue activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

During the fourth quarter of 2024, Parent made the decision to change its strategic treasury policy, retaining all Bitcoin mined in its operations to increase its Bitcoin holdings. As a result of its intent to hold the Bitcoin, the Company began classifying its digital assets held as a non-current asset on its Unaudited Condensed and Combined Balance Sheets, except for certain specific use cases. Decisions to utilize the Bitcoin will be made on a case-by-case basis. Prior to the effectiveness of the Transactions on March 31, 2025, the Company had classified certain digital assets as current on its Unaudited Condensed and Combined Balance Sheets in connection with the Bitcoin purchased and subsequently pledged to Bitmain Technologies Delaware Limited in connection with a Future Sales and Purchase Agreement, as amended, for the purchase of ASIC miners. Following the effectiveness of the Transactions on March 31, 2025, the pledged Bitcoin remained with Parent and was not part of the assets transferred to the Company on March 31, 2025, and therefore it is not included on the Unaudited Condensed and Combined Balance Sheets of the Company as of September 30, 2025.

Leases

The Company accounts for its leases under ASC Topic 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the Unaudited Condensed and Combined Balance Sheets as both a right-of-use (“ROU”) asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.

Upon adoption of ASC 842, for purposes of calculating the ROU asset and lease liability, the Company elected to combine lease and related non-lease components as permitted under ASC 842. The Company also elected the short-term lease exception for leases having an initial term of 12 months or less. Consequently, such leases are not recorded in the Company’s Unaudited Condensed and Combined Balance Sheets. The Company recognizes rent expense from its operating leases on a straight-line basis over the lease term.

Impairment of long-lived assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows from it. If the expected future undiscounted cash flows from the assets are less than the carrying amount of these assets, the Company recognizes an impairment loss based on any excess of the carrying amount over the fair value of the assets.

When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Unaudited Condensed and Combined Statements of Operations and Comprehensive Income (Loss).

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Impairment of goodwill

The Company reviews goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter of each fiscal year and in between annual tests whenever events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing the goodwill impairment test, the Company first performs a qualitative assessment, which requires the Company to consider events or circumstances, including significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of its reporting unit is greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.

If the qualitative assessment indicates that the quantitative analysis should be performed, the Company next evaluates goodwill for impairment by comparing the fair value of its reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

The Company has not recorded an impairment to goodwill as of September 30, 2025.

Derivatives

The Company accounts for the derivative contracts it enters into as follows:

Bitcoin redemption option

The Company has entered into an agreement to purchase property and equipment that includes a pledge of Bitcoin and a right to redeem the pledged Bitcoin for a certain period after the redemption period starts. The redemption period starts when the purchased property and equipment is shipped. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of property and equipment shipped. This Bitcoin redemption option does not qualify as an accounting hedge under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company carries the Bitcoin redemption option at fair value and any gains or losses are recognized in profit or loss, respectively.

Covered call options

From time to time, Parent sold call options on Bitcoin that it owned (the “covered call options”) to generate cash flows on a portion of its Bitcoin held. These options do not qualify as accounting hedges under ASC 815. Accordingly, the Company carries the covered call options at fair value and any gains or losses are recognized in profit or loss, respectively.

As of September 30, 2025, the Company had not entered into a covered call options transaction.

Warrant liability

The Company carries its warrant liability at fair value in accordance with ASC 815 and any gains or losses are recognized in profit or loss, respectively.

Business combinations

Acquisitions of businesses are accounted for using the acquisition method. The acquisition cost is measured at the acquisition date at the fair value of the consideration transferred.

Goodwill arising on acquisition is initially measured at cost, being the difference between the fair value of the consideration transferred including the recognized amount of any non-controlling interest in the acquiree and the net recognized amount (generally fair value) of the identifiable assets and liabilities assumed at the acquisition date. If the net of the amounts of the identifiable assets acquired and liabilities assumed exceeds the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognized immediately in profit or loss as a bargain purchase gain.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Acquisition-related costs, other than those that are associated with the issue of debt or equity securities that the Company incurs in connection with a business combination, are expensed as incurred.

Net income (loss) per share attributable to common stockholders

The Company does not have participating securities other than common stock. As such, the Company is not required to calculate earnings per share under the two-class method. Basic net (loss) income per share of common stock from continuing operations attributable to the Company and basic net loss per share of common stock from discontinued operations attributable to the Company are computed by dividing net (loss) income from continuing operations attributable to the Company adjusted for the impact of warrants and net loss from discontinued operations attributable to the Company, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including (if any) stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, and the numerator adjustment from the impact of the warrant liability assumed from the Business Combination to the extent dilutive. Contingently issuable shares whose issuance is contingent upon the satisfaction of certain conditions are considered outstanding and included in the computation of diluted net (loss) income per share of common stock from continuing operations attributable to the Company if all necessary conditions have been satisfied by the end of the period or if the end of the period is deemed the end of the contingently issuable shares’ contingency period. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net (loss) income per share of common stock from continuing operations attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable. Diluted net loss per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator used to calculate diluted net (loss) income per share of common stock from continuing operations attributable to the Company, as previously noted.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

A valuation allowance is recorded if it is more-likely-than-not that some portion, or all, of a deferred tax asset will not be realized. In evaluating whether a valuation allowance is needed, the Company considers all relevant evidence, including past performance, recent cumulative losses, projections of future taxable income, and the viability of tax planning strategies. If the Company subsequently determine that there is sufficient evidence to indicate a deferred tax asset will be realized, the associated valuation allowance is reversed.

The Company will recognize positions taken or expected to be taken in a tax return in the Condensed and Combined financial statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of September 30, 2025 and December 31, 2024.

Note 3. Business combination

As described in Note 1, on May 9, 2025, Gryphon, Merger Sub Inc., Merger Sub LLC, and Historical ABTC entered into the Merger Agreement. On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the First Merger as a wholly owned direct subsidiary of Gryphon and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed to American Bitcoin Corp. after the completion of the Business Combination.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Upon the Closing, existing shareholders of Gryphon collectively owned, on a fully diluted basis, approximately 2% of the Company, representing 16,893,390 of Class A common stock of the Company. Historical ABTC’s shareholders prior to the ABTC Merger held 11,002,954 shares of Class A common stock of Historical ABTC and 50,500,000 Class B common stock of Historical ABTC. At an exchange ratio of 14.4995, shareholders of Historical ABTC Class A common stock received 159,537,377 shares of the Company's Class A common stock and shareholders of Historical ABTC Class B common stock received 732,224,903 shares of the Company's Class B common stock. The Business Combination has been accounted for as a reverse acquisition under FASB ASC Topic 805, Business Combinations, with Historical ABTC identified as the accounting acquirer. Accordingly, the Unaudited Condensed Consolidated Financial Statements reflect the historical operations of the accounting acquirer, with the equity structure retroactively adjusted to reflect the legal acquirer’s equity.

The total consideration transferred was greater than the fair value of the net assets acquired, resulting in goodwill of $151.8 million.

The purchase price is calculated based on the number of shares of the Company’s common stock held by Gryphon shareholders at the Closing multiplied by the closing price of the Company on September 3, 2025, as demonstrated in the table below:

(in USD thousands, except share and per share data)
Class A common stock held by Gryphon shareholders	16,893,390
ABTC stock price on September 3, 2025	$8.04
Purchase price (Class A common stock consideration transferred to Gryphon shareholders)	$135,823

The Company incurred $5.2 million in transaction costs related to the transaction.

The following table summarizes the preliminary purchase price allocation of the transaction consideration to the valuations of the identifiable assets acquired and liabilities assumed as part of the business combination:

(in USD thousands)
Common stock	$135,823
Cash and cash equivalents	$894
Prepaid expenses	2,095
Digital assets	86
Property and equipment, net	2,450
Deposits	931
Total assets acquired	$6,456

Accounts payable and accrued liabilities	$13,401
Warrant liability	9,011
Total liabilities acquired	$22,412

Net liabilities assumed	$(15,956)

Goodwill	$151,779

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Business Combination with Gryphon had occurred on January 1, 2024, the beginning of the earliest period presented. The pro forma results include adjustments to reflect the acquisition date fair value of assets acquired and liabilities assumed and transaction costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Revenue	$65,030	$15,299	$110,588	$72,574
Net income (loss)	1,011	(7,097)	(120,225)	176,721

This supplemental pro forma information is not necessarily indicative of what the Company’s actual results of operations would have been had the acquisition occurred at the beginning of the periods presented, nor does it purport to project future operating results of the Company.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Note 4. Discontinued Operations

On March 4, 2024, the Company announced the closure of the Drumheller, Alberta mining site after analysis of its operations. It was determined that the profitability of the Drumheller site had been impacted significantly by various factors, including elevated energy costs and underlying voltage issues.

The table below outlines the results of discontinued operations:

	Nine Months Ended
	September 30,
(in USD thousands)	2025	2024
Revenue	$—	$981

Cost of revenue (exclusive of depreciation and amortization shown below)	—	3,895

Operating expenses:
Depreciation and amortization	—	169
General and administrative expenses	—	217
Impairment of long-lived assets	—	3,104
Total operating expenses	—	3,490

Loss from discontinued operations before taxes	—	(6,404)

Income tax benefit	—	1,588

Net loss	$—	$(4,816)

	Nine Months Ended
(in USD thousands)	September 30,
Cash flows from discontinued operations	2025	2024
Operating cash flows used in discontinued operations	$—	$(3,243)

Nine Months Ended
(in USD thousands)	September 30,
Assets and liabilities of discontinued operations	2025	2024
Assets	$—	$—
Liabilities	—	—

The Company recorded impairment related to the mining equipment and mining infrastructure at the Drumheller site after the decision to cease operations at the site in March 2024.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Note 5. Digital assets

The following table presents the changes in carrying amount of the Company's digital assets as of September 30, 2025 and December 31, 2024:

(in USD thousands)	Amount
Balance as of December 31, 2023	$388,131
Revenue recognized from Bitcoin mined	30,357
Revenue recognized from discontinued operations	979
Mining revenue earned in prior period received in current period	292
Carrying value of Bitcoin sold	(36,109)
Change in fair value of Bitcoin	274,540
Foreign currency translation adjustments	(9,295)
Balance as of March 31, 2024	$648,895
Revenue recognized from Bitcoin mined	13,914
Carrying value of Bitcoin sold	(15,209)
Change in fair value of Bitcoin	(71,842)
Foreign currency translation adjustments	(6,347)
Balance as of June 30, 2024	$569,411
Revenue recognized from Bitcoin mined	11,610
Carrying value of Bitcoin sold	(12,103)
Change in fair value of Bitcoin	(1,551)
Foreign currency translation adjustments	7,795
Balance as of September 30, 2024	$575,162

Number of Bitcoin held as of September 30, 2024	9,106
Cost basis of Bitcoin held as of September 30, 2024	$354,128
Realized gains on the sale of Bitcoin for the nine months ended September 30, 2024	$9,141

Balance as of December 31, 2024	$949,501
Revenue recognized from Bitcoin mined	12,338
Carrying value of Bitcoin sold	(3,429)
Change in fair value of Bitcoin	(112,394)
Adjustments post carevout of mining operations to ABTC	(847,244)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$—
Revenue recognized from Bitcoin mined	30,285
Bitcoin contributed	10,000
Change in fair value of Bitcoin	3,037
Balance as of June 30, 2025	$43,322
Revenue recognized from Bitcoin mined	64,220
Bitcoin purchased	287,779
Bitcoin assumed through business combination	86
Change in fair value of Bitcoin	(5,475)
Balance as of September 30, 2025	$389,932

Number of Bitcoin held as of September 30, 2025	3,418
Number of Bitcoin pledged as collateral as of September 30, 2025	2,385
Cost basis of Bitcoin held as of September 30, 2025	$392,370
Realized gains on the sale of Bitcoin for the nine months ended September 30, 2025	$828

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

The Company’s digital assets have been or currently are held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold, or held by Bitmain Technologies Delaware Limited (together with its affiliates, “Bitmain”) for the Bitcoin pledged in connection with the Bitmain Purchase Agreement (as defined below) and ABTC Bitmain Purchase Agreement (as defined below) for miner purchases from them. As discussed in Note 1, Parent contributed only ASIC miners as part of the Transactions. As a result, the Company's entire strategic Bitcoin reserve as of March 31, 2025 remained with Parent following the effectiveness of the Transactions. Starting April 1, 2025, the Company began to build its own strategic Bitcoin reserve through Bitcoin mining and at-market Bitcoin purchases. The Company accumulated 3,418 Bitcoin as a standalone entity as of September 30, 2025. The details of Bitcoin are as follows:

	Amount		Number of Digital Assets
(in USD thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Current
Bitcoin held in custody	$—	$—	—	—
Total current digital assets held in custody	—	—	—	—

Bitcoin pledged for miner purchase	—	92,389	—	968
Total current digital assets pledged for miner purchase	—	92,389	—	968

Non-current
Bitcoin held in custody	$117,879	$525,236	1,033	5,648
Total non-current digital assets – held in custody	117,879	525,236	1,033	5,648

Bitcoin pledged for miner purchase	$272,053	$—	2,385	—
Total non-current digital assets pledged for miner purchase	272,053	—	2,385	—

Bitcoin pledged as collateral	—	331,876	—	3,555
Total non-current digital assets – pledged as collateral	—	331,876	—	3,555

Total digital assets	$389,932	$949,501	3,418	10,171

Bitmain Purchase Agreements

In November 2024, Parent entered into a purchase agreement with Bitmain Technologies Delaware Limited (together with its affiliates, “Bitmain”) to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners (the "Parent Bitmain Purchase Agreement"). In December 2024, in connection with the Parent Bitmain Purchase Agreement, Parent pledged 968 Bitcoin attributed to the Company at the time into a segregated wallet with Bitmain, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby Parent had the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. During the nine months ended September 30, 2025, Parent amended the redemption period to end during the quarter ending December 31, 2025. If Parent does not exercise this right within the redemption period, Bitmain will retain full ownership of the pledged Bitcoin as consideration for the purchased ASIC miners. This Bitcoin remained with Parent following the effectiveness of the Transactions.

As of March 31, 2025, Parent pledged 968 Bitcoin attributed to the Company at the time with a fair value of $79.9 million, classified as Digital assets – pledged for miner purchase under current assets on the Company’s Unaudited Condensed and Combined Balance Sheets. A corresponding liability of $100.9 million was recorded under Miner purchase liability under current liabilities on the Company’s Unaudited Condensed and Combined Balance Sheets prior to the effectiveness of the Transactions, reflecting Parent’s obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of ASIC miners by not redeeming the pledged Bitcoin at the end of the redemption period.

On August 5, 2025, pursuant to the Put Option Agreement, Parent assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the “Bitmain Miners”), representing a total of approximately 14.86 exahash per second (“EH/s”), to the Company. The Company exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the “ABTC Bitmain Purchase Agreement”) with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Concurrently with the execution of the ABTC Bitmain Purchase Agreement, the Company purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, paid through the pledge of 2,234 Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to Bitmain by Parent. In September 2025, the Company purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, paid through the pledge of 151 Bitcoin at a mutually agreed upon fixed price, net of certain hosting credits. In October 2025, the Company pledged an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded $46.0 million comprising of Parent's deposit and certain expenses. The Bitcoin pledged under the ABTC Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date.

As of September 30, 2025, the Company pledged 2,385 Bitcoin to Bitmain with a fair value of $272.1 million, classified as Digital assets – pledged for miner purchase under current assets on its Unaudited Condensed and Combined Balance Sheets. A corresponding liability of $286.2 million was recorded under Miner purchase liability under current liabilities on the Company’s Unaudited Condensed and Combined Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of the Bitmain Miners by not redeeming the pledged Bitcoin at the end of the redemption periods.

In accordance with FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, the Company assessed the transfer of Bitcoin as a nonfinancial asset under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, the Company noted that the Bitcoin pledged to Bitmain under both the Parent Bitmain Purchase Agreement and under the ABTC Bitmain Purchase Agreement constitute repurchase agreements under ASC 606. As a result, Bitcoin was not derecognized upon these transfers as both Parent and the Company retain repurchase options.

Due to the Company's redemption rights under the ABTC Bitmain Purchase Agreement and the Company’s continued economic exposure to Bitcoin, the pledged Bitcoin under the ABTC Bitmain Purchase Agreement is separately classified as Digital assets – pledged for miner purchase on the Company's Unaudited Condensed and Combined Balance Sheets, which represents restricted Bitcoin. Because the pledged Bitcoin with respect to the Parent Bitmain Purchase Agreement remains with Parent and was not part of the assets transferred to the Company on March 31, 2025, it is not included on the Company's Unaudited Condensed and Combined Balance Sheets as of September 30, 2025.

Strategic Bitcoin reserve

Starting April 1, 2025, following the effectiveness of the Transactions, the Company began to accumulate its own strategic Bitcoin reserve through Bitcoin mining and at-market purchases, totaling 3,418 Bitcoin as of September 30, 2025.

During the period from October 1, 2025 to November 13, 2025, the Company purchased approximately 306 Bitcoin for $35.3 million, at a weighted average price of approximately $115,321 per Bitcoin, to further expand its strategic Bitcoin reserve.

Note 6. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	September 30, 2025	December 31, 2024
Miners and mining equipment	$439,533	$74,230
Less: Accumulated depreciation	(68,710)	(31,141)
Total property and equipment, net	$370,823	$43,089

Depreciation and amortization expense related to property and equipment was $15.2 million and $4.3 million for the three months ended September 30, 2025 and September 30, 2024, respectively.

Depreciation and amortization expense related to property and equipment was $31.6 million and $17.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Note 7. Deposits and prepaid expenses

The components of deposits and prepaid expenses were as follows:

(in USD thousands)	September 30, 2025	December 31, 2024
Deposits for miners	$—	$31,951
Prepaid insurance	710	135
Prepaid electricity	—	10,564
Deposits and prepaid expenses for infrastructure services	2,173	—
Other deposits and prepaid expenses	60	—
Total deposits and prepaid expenses	$2,943	$42,650

Note 8. Derivatives

The following table presents the Company’s Unaudited Condensed and Combined Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		September 30, 2025		December 31, 2024
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Derivative asset	$63,723	$—	$18,076	$—
Covered call options	Derivative liability	—	—	—	18,437
Warrant liability	Warrant liability	—	571	—	—
Total derivatives		$63,723	$571	$18,076	$18,437

The following table presents the effect of derivatives on the Company’s Unaudited Condensed and Combined Statements of Operations and Comprehensive Income (Loss):

		Three Months Ended		Nine Months Ended
(in USD thousands)	Statement of	September 30,		September 30,
Derivative	Operations Line	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Bitcoin redemption option	(Loss) gain on derivatives	$(1,999)	$—	$18,863	$—
Covered call options	(Loss) gain on derivatives	—	2,704	—	19,923
Warrant liability	Gain on warrant liability	—	—	26	—
Total derivatives		$(1,999)	$2,704	$18,889	$19,923

Bitcoin redemption option

During December 2024, pursuant to the Parent Bitmain Purchase Agreement, Parent pledged approximately 968 Bitcoin attributed to the Company at the time to Bitmain in connection with a purchase of approximately 30,000 Bitmain Antminer S21+ ASIC miners. Parent has the option to redeem the pledged Bitcoin at a mutually agreed upon price, during a redemption period that started on the shipment date of the purchased ASIC miners and originally ended three months thereafter. The Company accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024, due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. After the Transactions were effectuated on March 31, 2025, the Company no longer recorded the Bitcoin pledged by Parent.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

As part of the ABTC Bitmain Purchase Agreement, in August and September 2025, the Company pledged Bitcoin with Bitmain in connection with a purchase of the Bitmain Miners. The total amount of Bitcoin pledged was approximately 2,385 Bitcoin. The Company pledged the Bitcoin in three tranches, two tranches in August 2025 and one tranche in September 2025. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. As part of the purchase of the Bitmain miners, the Company paid cash of approximately $46.0 million as a deposit and for certain expenses attributable to Parent. The Company had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, the Company exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising of the deposit and certain expenses attributable to Parent.

The following table provides a summary of activity and change in fair value of the Bitcoin redemption option related to the Parent Bitmain Purchase Agreement (previously a Level 3 derivative asset):

Nine Months Ended
(in USD thousands)	September 30, 2025
Balance, beginning of period	$18,076
Transfer out of Level 3 (1)	(18,076)
Balance, end of period	$—

(1) The Bitcoin redemption option was transferred out of Level 3 due to changes in the observability of inputs used in the valuation and retained by the Parent after the effectiveness of Transactions.

Covered call options

During October 2024, Parent sold covered call options on 2,000 Bitcoin notional, which was attributed to the Company at the time, for proceeds of $2.9 million to generate cash flow on a portion of its digital assets. During November 2024, Parent rolled these call options into new call options with the same Bitcoin notional. Parent achieved this roll by exchanging its previous call options sold for new call options. Parent pledged the Bitcoin attributed to the Company as collateral with one of its Bitcoin custodians in a quantity equal to the notional amount for these covered call options sold. The collateral continued to be pledged in the same manner after the roll. Following the effectiveness of the Transactions, Parent retained the pledged Bitcoin and the covered call options. The covered call options exchanged in the roll were only exercisable upon the date of expiry, automatically exercised if the underlying reference price was greater than the strike price of the call option, and settled with delivery of the underlying Bitcoin. The reference price of the original covered call options was the CME CF Bitcoin Reference Rate (BRR) at 4:00pm London time for a given date and the reference price for the new call options was the Coinbase Prime Bitcoin price quoted in U.S. Dollars at 4:00pm London time for a given date. The covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2.

During the nine months ended September 30, 2025, covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike price and the Company recorded an realized gain of $12.1 million. As of September 30, 2025, the Company had no outstanding covered call options.

Warrant liability

In connection with the Business Combination, the Company assumed 1,373,374 warrants to purchase Gryphon common stock (the “Gryphon Warrants”) outstanding immediately before the Business Combination. Following the completion of the Business Combination, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, shares of Class A common stock of the Company. The Gryphon Warrants have an exercise price of $1.50 per share, after giving effect of the Business Combination. These warrants expire in January 2035.

As of September 30, 2025, there were 108,587 Gryphon Warrants outstanding.

These warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

As of September 30, 2025, the Company estimated the fair value of the warrant liability using the Black-Scholes pricing model with the following inputs:

September 30, 2025
Exercise price	$1.50
Expected volatility	122.2%
Risk-free interest rate	4.02% – 4.10%
Expected term	0.25
Dividend yield	0%

The following table provides a summary of activity and change in fair value of the Company’s warrant liability (Level 3 derivative liability), and there was no activity during the three months and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30,
(in USD thousands)	2025	2025
Balance, beginning of period	$—	$—
Warrants assumed in Business Combination	9,011	9,011
Exercise of warrants	(8,414)	(8,414)
Change in fair value	(26)	(26)
Balance, end of period	$571	$571

Note 9. Leases

As further discussed in Note 12, on March 31, 2025, in connection with the Transactions, the Company entered into a Master Colocation Services Agreement and Master Managed Services Agreement with Parent. Under both agreements, Parent provides the Company with colocation, hosting, management, oversight, strategy, compliance, operational and other services for its Bitcoin mining operations located at Parent’s facilities. Pursuant to an Exclusivity Agreement between the Company and Parent, all of the Company’s Bitcoin miners are located at Parent’s facilities. The Company has determined that it has embedded operating leases at three of the facilities governed by this arrangement and has elected to combine lease and non-lease components as permitted under ASC 842. A fourth facility governed by this arrangement includes payments that are variable and therefore expensed as incurred.

The following table shows the ROU assets and lease liabilities as of September 30, 2025 and December 31, 2024:

(in USD thousands)	September 30, 2025	December 31, 2024
ROU assets
Operating leases	$174,647	$—
Total ROU assets	$174,647	$—

Lease liabilities
Operating leases	$185,614	$—
Total lease liabilities	$185,614	$—

The Company’s lease costs are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Operating lease cost	$8,395	$—	$11,109	$—
Variable lease cost	20,813	—	32,507	—
Total lease expense	$29,208	$—	$43,616	$—

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

The following table presents supplemental lease information:

	Nine Months Ended
	September 30,
(in USD thousands)	2025	2024
Operating cash outflows - operating leases	$—	$—

	Nine Months Ended
	September 30,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	4.67	—
Weighted-average discount rate(1) – operating leases	6.42%	—%

(1) The Company’s operating leases do not provide an implicit interest rate, therefore the Company uses the incremental borrowing rate at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis for similar assets over the term of the lease.

The following table presents the Company’s future minimum operating lease payments as of September 30, 2025:

Operating
(in USD thousands)	Leases
Remainder of 2025	$10,214
2026	41,396
2027	42,492
2028	43,621
2029	44,783
Thereafter	22,470
Total undiscounted lease payments	204,976
Less: present value discount	(19,362)
Present value of operating lease liabilities	$185,614

Note 10. Income taxes

In general, the Company determines its quarterly provision for income taxes by applying an estimated annual effective tax rate, which is based on expected annual income or loss and statutory tax rates in the various jurisdictions in which the Company operates. Certain discrete items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change based on recurring and non-recurring factors, including the geographical mix of earnings or losses, enacted tax legislation, and state and local income taxes. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

For the three months ended September 30, 2025, the Company’s income tax provision and effective tax rate were $1.8 million and 33.5%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to an increase in the Company's taxable income and state income taxes. For the three months ended September 30, 2024, the Company’s income tax benefit and effective tax rate were $0.6 million and 49.9%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to Subpart F income (i.e., foreign income earned by a controlled foreign corporation that will be taxed to the U.S. taxpayer, regardless of any distribution) and a change in valuation allowance.

For the nine months ended September 30, 2025, the Company’s income tax benefit and effective tax rate were $10.8 million and 10.3%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a non-taxable portion of gains on digital assets, subpart F income, and a change in valuation allowance. For the nine months ended September 30, 2024, the Company’s income tax expense and effective tax rate were $24.8 million and 12.5%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to non-taxable portion of gains on digital assets, Subpart F income, and a change in valuation allowance.

The Company is subject to U.S. federal income taxes as well as income taxes in various state jurisdictions and federal and provincial taxes in Canada. The Company’s tax returns for tax years beginning 2024 remain subject to potential examination by the taxing authorities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The legislation introduced a wide array of changes to the U.S. corporate tax system, including extensions of certain provisions of the Tax Cuts and Jobs Act of 2017 (both domestic and international). Key provisions include changes to bonus depreciation for certain assets placed in service after January 19, 2025 and interest expense limitations under Internal Revenue Code Section 163(j). The Company incorporated the provision changes around bonus depreciation and Section 163(j) in its accounting for income taxes as of September 30, 2025, and will continue to further evaluate the overall impact of OBBBA on its financial position.

Note 11. Concentrations

The only digital asset mined by the Company during the nine months ended September 30, 2025 and 2024 has been Bitcoin. Therefore, 100% of the Company’s revenue is related to one digital asset. The Company used two mining pool operators during the three and nine months ended September 30, 2025 and September 30, 2024.

Note 12. Related party transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. This includes equity method investment entities. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all known related party transactions. As of September 30, 2025, the Company owed Parent $103.8 million related to the agreements discussed below.

Cost Allocations from Parent

Prior to the effectiveness of the Transactions on March 31, 2025, Parent provided significant support functions to the Company, which did not operate as a standalone business. The Company's Unaudited Combined Condensed Financial Statements reflect an allocation of these costs. Allocated costs included in cost of revenue relate to support primarily consisting of electricity, facilities, repairs and maintenance, and labor, which are predominantly allocated based on revenue. Allocated costs included in general and administrative expenses primarily relate to finance, human resources, benefits administration, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions and are predominantly allocated based on a percentage of revenue. See Note 1 for a discussion of these costs and the methodology used to allocate them.

Master Colocation Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Master Colocation Services Agreement with Parent (the "MCSA"). Under the MCSA and its service orders, Parent provides the Company with colocation and hosting services at Parent-owned or leased facilities for the Company’s Bitcoin miners, on specific terms set forth in service orders to the MCSA.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Under the terms of the MCSA, the Company pays to Parent fees generally consisting of a monthly recurring charge, as set forth in each service order, plus 100% of the costs, fees, disbursements and expenses paid or incurred by Parent in connection with the use, operation, maintenance of the relevant facility (including costs related to the delivery of contracted power) and any installation charges, and non-recurring costs or amounts for additional services incurred during the term of the applicable service order. For the three months ended September 30, 2025 and 2024, fees and expenses billed by Parent to the Company under the MCSA were $25.6 million and nil, respectively. For the nine months ended September 30, 2025 and 2024, fees and expenses billed by Parent to the Company under the MCSA were $40.0 million and nil, respectively. Pursuant to an Exclusivity Agreement between the Company and Parent, all of the Company’s Bitcoin miners are located at Parent’s facilities.

Master Management Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Master Management Services Agreement with Parent (the “MMSA”). Under the MMSA and its service orders, Parent provides the Company with management, oversight, strategy, compliance, operational, and other services for its Bitcoin mining operations hosted at Parent’s facilities.

Under the terms of the MMSA, the Company pays to Parent service fees generally consisting of a fixed fee, payable monthly, for general management, operational, compliance, and other services, plus a monthly fee equal to 100% of specified “pass-through costs” incurred during the term of the applicable service order, including costs and expenses incurred by or on behalf of Parent for labor, maintenance, repairs, and infrastructure expenses, and the provision of services by third parties. For the three months ended September 30, 2025 and 2024, fees and expenses billed by Parent to the Company under the MMSA were $2.7 million and nil, respectively. For the nine months ended September 30, 2025 and 2024, fees and expenses billed by Parent to the Company under the MMSA were $4.2 million and nil, respectively.

Shared Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Services Agreement with Parent (the “Shared Services Agreement”), pursuant to which Parent agreed to provide back-office support services to the Company, including accounting and financial reporting, HR support, payroll, benefits, IT support and management, legal and compliance, and vendor management services. Under the terms of the Shared Services Agreement, the Company pays to Parent a monthly fee equal to the fully allocated cost, determined on a “pass through” basis, to Parent for providing services under the Shared Services Agreement to the Company. For the three months ended September 30, 2025 and 2024, fees and expenses billed by Parent to the Company under the Shared Services Agreement were $6.8 million and nil, respectively. For the nine months ended September 30, 2025 and 2024, fees and expenses billed by Parent to the Company under the Shared Services Agreement were $8.7 million and nil, respectively.

Put Option Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into the Put Option Agreement with Parent (the "Put Option Agreement"), pursuant to which Parent had the right to sell to the Company any ASIC Bitcoin miners purchased by Parent under an agreement between Bitmain and Parent. Parent's agreement with Bitmain, in turn, provided for Parent's right to purchase from Bitmain up to approximately 17,280 Bitmain U3S21EXPH Bitcoin Miners for a maximum aggregate purchase price of approximately $319.5 million, not including any applicable tariffs, duties or similar charges.

Under the terms of the Put Option Agreement, Parent had the right to cause the Company, at any time and from time to time ending on the 30th day following the termination of the purchase option period under Parent's agreement with Bitmain and the delivery of all Bitcoin miners purchased by Parent thereunder, to purchase all or any amount of the Bitcoin Miners, at the same per-unit price as was paid to Bitmain and without any additional markup, premium or administrative charge thereon, subject to specified exceptions in the event that the Company did not (at any time Parent’s put right was exercised) have sufficient legally available funds to pay the applicable purchase price.

On August 5, 2025, pursuant to the Put Option Agreement, Parent assigned its option to purchase the Bitmain Miners to the Company. The Company exercised the option on August 5, 2025 and entered into the ABTC Bitmain Purchase Agreement with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Note 13. Stockholders’ equity

Net Parent Investment

The net transfers to and from Parent, as discussed above in Note 1, were as follows:

	Nine Months Ended September 30,
(in USD thousands)	2025	2024
Cash pooling and general financing activities	$20,599	$7,312
Corporate allocations	14,368	25,509
Adjustments post carevout of mining operations to the Company	(951,556)	—
Distribution to Parent	115,757	—
Net transfers from Parent per Condensed and Combined Statements of Cash Flows	(800,832)	32,821
Stock based compensation funded by Parent	2,145	6,297
Contribution by parent related to debt extinguishment	—	30,420
Net transfers from Parent per Condensed and Combined Statements of Stockholders’ Equity	$(798,687)	$69,538

Authorized shares

As of September 30, 2025, the Company had the following capital authorized:

Preferred stock — 100,000,000,000 shares authorized, par value $0.0001 per share;

Class A common stock — 500,000,000,000 shares authorized, par value $0.0001 per share;

Class B common stock — 10,000,000,000 shares authorized, par value $0.0001 per share; and

Class C common stock — 125,000,000,000 shares authorized, par value $0.0001 per share.

Common Stock Purchase Agreement

During the nine months ended September 30, 2025, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) for a private placement of its Class A common stock, par value $0.0001 per share (the “Class A Shares”) (the “Private Placement”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell and issue to the Purchasers its Class A Shares for gross proceeds of $200.0 million (up to maximum gross proceeds of $250.0 million to satisfy oversubscriptions). The closing of the Private Placement occurred on June 27, 2025. At the closing, the Company sold and issued 159,537,377 Class A Shares for aggregate gross proceeds in cash and Bitcoin (as described below) of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the Private Placement, including aggregate commissions of $4.8 million. $10.0 million worth of Class A Shares were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. The Company recorded the net proceeds of $215.3 million to additional paid-in capital.

At-the-Market Offering ("2025 ATM")

On September 3, 2025, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program, allowing the Company to offer and sell up to $2.1 billion of its Class A Shares from time to time. During the nine months ended September 30, 2025, the Company issued and sold 11,017,341 Class A Shares under the 2025 ATM for gross proceeds of $90.0 million and incurred issuance costs of $2.0 million. During the period from October 1, 2025 to November 13, 2025, the Company issued and sold 7,178,767 Class A Shares under the 2025 ATM for gross proceeds of $44.1 million and incurred issuance costs of $0.2 million.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Contribution from Parent

In connection with the Transactions on March 31, 2025, the Company received $5.3 million of additional Bitcoin miners in April 2025. The transaction was accounted for as a contribution from Parent and reflected within additional paid-in capital at the carrying value as a transfer under common control within the Company's Unaudited Condensed and Combined Balance Sheets.

Akerna warrants

In connection with the Business Combination on September 3, 2025, warrants to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the “Akerna Common Warrants”) and warrants issued to underwriters to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the “Akerna Underwriter Warrants” and, collectively with the Akerna Common Warrants, the “Akerna Warrants”) outstanding immediately before the Business Combination were assumed by the Company. Post-Business Combination, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, the Company's Class A Shares at an exchange ratio of 0.2000 and at an exercise price of the exercise price immediately preceding the Business Combination divided by the exchange ratio of 0.2000. The Akerna Warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price. The Company accounts for the Akerna Warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The classification of the Akerna Warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each Akerna Warrant was estimated on the date of assumption using the Black-Scholes pricing model.

The Akerna Common Warrants and Akerna Underwriter Warrants assumed in the Business Combination expire on July 5, 2027, and June 29, 2027, respectively.

Transactions involving the Company's equity-classified warrants are summarized as follows:

(in USD thousands)	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2024	—	$—	—
Akerna Common Warrants assumed through the Business Combination	21,739	37.00	1.8
Akerna Underwriter Warrants assumed through the Business Combination	1,087	37.00	1.7
Outstanding as of September 30, 2025	22,826	$37.00	1.8

Accumulated other comprehensive loss

The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2025 were as follows:

(in USD thousands)	Amount
Cumulative foreign currency translation adjustment loss as of December 31, 2024	$(48,347)
Foreign currency translation adjustment	4,467
Disposition of cumulative translation adjustment	43,880
Cumulative foreign currency translation adjustment loss as of September 30, 2025	$—

Note 14. Earnings per share

Basic and diluted net income (loss) per share attributable to common stockholders is computed in accordance with Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share attributable to common stockholders.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive and or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Akerna Common Warrants	21,739	-	21,739	—
Akerna Underwriter Warrants	1,087	-	1,087	—
Gryphon Warrants	108,587	-	108,587	—
Total	131,413	-	131,413	—

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss)	$3,475	$(576)	$(93,717)	$168,773
Less: loss from discontinued operations (net of income tax benefit of nil, nil, nil, and $1.6 million, respectively)	—	—	—	4,816
Net income from continuing operations – basic	$3,475	$(576)	$(93,717)	$173,589
Effect of dilutive shares on net income:
Gryphon warrants revaluation included in net income (loss) (net of income tax benefit) (1)	(19)	—	—	—
Net income from continuing operations – diluted	$3,456	$(576)	$(93,717)	$173,589
Loss from discontinued operations (net of income tax benefit of nil, nil, nil and $1.6 million, respectively)	$—	$—	$—	$(4,816)

Denominator:
Weighted average shares of common stock outstanding – basic	899,354,931	891,762,280	894,366,300	891,762,280
Dilutive impact of Gryphon Warrants	134,495	—	—	—
Weighted average shares of common stock outstanding – diluted	899,489,426	891,762,280	894,366,300	891,762,280
Net income (loss) per share of common stock:
Basic from continuing operations (2)	$—	$—	$(0.10)	$0.19
Basic from discontinued operations (3)	—	—	—	(0.01)
Diluted from continuing operations (4)	$—	$—	$(0.10)	$0.19
Diluted from discontinued operations (5)	—	—	—	(0.01)

(1) Calculated as the net adjustment from warrant liability fair value remeasurement from Gryphon Warrants, net of tax

(2) Calculated as net income from continuing operations – basic, divided by weighted average shares of common stock outstanding – basic

(3) Calculated as loss from discontinued operations divided by weighted average shares of common stock outstanding – basic

(4) Calculated as net income from continuing operations – diluted, divided by weighted average shares of common stock outstanding – diluted

(5) Calculated as loss from discontinued operations divided by weighted average shares of common stock outstanding – diluted

Note 15. Commitments and contingencies

ABTC Bitmain Purchase Agreement

In August 2025, the Company entered into the ABTC Bitmain Purchase Agreement which includes the following financial commitments: a Bitcoin redemption option, recognized as a derivative asset under ASC 815, measured at fair value at each reporting period, a Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised. See Note 5 for further information on the ABTC Bitmain Purchase Agreement.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Legal and regulatory matters

The Company is subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Unaudited Condensed and Combined Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Condensed and Combined Statements of Operations and Comprehensive Income (Loss). Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. The Company has established an accrued liability for certain legal and regulatory proceedings. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no reasonable estimate can be made of any possible loss or range of loss in excess of the accrual.

PPP Loan

On April 21, 2020, Gryphon obtained a loan in the principal aggregate amount of $2.2 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act, which was forgiven in full, by the Small Business Administration (the “SBA”), on September 3, 2021.

On February 5, 2024, Gryphon received a letter, dated January 25, 2024, from the SBA, on behalf of Key Bank, in which the SBA indicated that, notwithstanding its prior notification of forgiveness, in full, of repayment of the PPP Loan, it was reviewing its prior determination of forgiveness for potential reversal. Specifically, the SBA indicated that based on its preliminary findings, the SBA is considering a full denial of the previously received forgiven amount based on the purported ineligibility of Gryphon to have received the PPP Loan under the SBA loan programs because Gryphon, operating as Akerna at the time of the PPP Loan, provided software support to the cannabis industry. Gryphon responded to the SBA on February 6, 2024, providing reasons as to why it believes it was eligible for the PPP Loan, but has not received any further correspondence from the SBA since that date and the SBA has not made any financial demands. The Company plans to continue to cooperate with any further inquiry from the SBA.

In January 2024, Gryphon received a civil investigative demand from the Department of Justice seeking information and documents about the PPP Loan. The Company is cooperating with the inquiry. At this time, there has been no formal demand for return of the PPP Loan proceeds, and no formal claim or lawsuit has been initiated against the Company.

Former CEO Litigation

On September 17, 2024, Mr. Robby Chang was terminated as Chief Executive Officer and President of Gryphon for cause, with immediate effect, by Gryphon’s Board of Directors. Mr. Chang remained a member of the Gryphon Board of Directors until the closing of the Business Combination on September 3, 2025.

On October 21, 2024, Gryphon received notice that both it and its wholly owned direct subsidiary, Ivy Crypto, Inc., had been named as defendants in a complaint filed by Mr. Chang in the Ontario Superior Court of Justice in Canada, alleging wrongful termination.

On October 22, 2024, Gryphon’s Board of Directors created a special committee to oversee Gryphon’s handling of the claim made by Mr. Chang. Gryphon and Ivy Crypto, Inc. served their Statement of Defense, and the parties agreed to proceed with a mediation of the dispute that was held on May 5, 2025. The mediation was unsuccessful, and the litigation remains unresolved. Although the potential outcome cannot be determined at this time, the Company intends to defend this matter vigorously.

American Bitcoin Corp.

Notes to Unaudited Condensed and Combined Financial Statements

Note 16. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed and Combined Financial Statements were available to be issued. Except for the events that occurred after September 30, 2025 disclosed above, the Company has concluded no other subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read together with its condensed and combined financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with the Proxy Statement/Prospectus, the Annual Report, and the Current Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and in the Proxy Statement/Prospectus, the Annual Report, and the Current Report. See also “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. The Company's historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

The Company is a purpose-built Bitcoin accumulation vehicle and aims to pursue that goal through a levered strategy that combines efficient Bitcoin mining, disciplined Bitcoin reserve expansion and focused ecosystem engagement. References to the "Company" herein refer to:

(i)
the “Bitcoin mining” sub-segment of Parent’s “Compute” segment prior to the effectiveness of the Transactions on March 31, 2025;
(ii)
Historical ABTC following the effectiveness of the Transactions on April 1, 2025 until the consummation of the Mergers on September 3, 2025; and
(iii)
American Bitcoin Corp. (formerly known as Gryphon Digital Mining, Inc.) following the consummation of the Mergers on September 3, 2025.

See “—Basis of Presentation” below.

Q3 2025 Highlights

•
As of November 13, 2025, ABTC had accumulated approximately 4,090 Bitcoin in reserve, which includes Bitcoin held in custody or pledged for miner purchases, and owned approximately 77,944 Bitcoin miners with a cumulative hashrate of 25.0 EH/s and weighted average fleet efficiency of 16.3 J/TH.
•
Launch of 2025 At-The-Market Offering Program. On September 3, 2025, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the "2025 ATM"), allowing the Company to offer and sell up to $2.1 billion of its Class A common stock from time to time. From the launch the 2025 ATM until September 30, 2025, the Company issued and sold 11,017,341 shares of its Class A common stock under the 2025 ATM for gross proceeds of $90.0 million, at a weighted average issuance price per share of $8.17, and incurred issuance costs of $2.0 million. During the period from October 1, 2025 to November 13, 2025, the Company issued and sold 7,178,767 shares of its Class A common stock for gross proceeds of $44.1 million, at a weighted average issuance price per share of $6.14, and incurred issuance costs of $0.2 million.
•
Merger with Gryphon. On May 9, 2025, Gryphon, Merger Sub Inc., Merger Sub LLC, and Historical ABTC entered into the Merger Agreement. On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the “First Merger”) as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the “First Merger Surviving Corporation”) and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the “Second Merger” and, taken together with the First Merger, the “Business Combination”) as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed to American Bitcoin Corp. after the Closing. This transaction was accounted for under the acquisition method as a reverse acquisition with Historical ABTC identified as the accounting acquirer for financial statement reporting purposes.

•
ABTC Bitmain Purchase Agreement. On August 5, 2025, pursuant to the Put Option Agreement between Historical ABTC and Parent, Parent assigned its option to purchase up to approximately 17,280 Bitmain U3S21EXPH Bitcoin miners (collectively, the “Bitmain Miners”) for a maximum aggregate purchase price of approximately $320.0 million, not including any applicable tariffs, duties or similar charges, to Historical ABTC. Historical ABTC exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the “ABTC Bitmain Purchase Agreement”) with Bitmain Georgia (“Bitmain Georgia”) to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million (subject to adjustments, offsets and costs as set forth in the ABTC Bitmain Purchase Agreement). Concurrently with the execution of the ABTC Bitmain Purchase Agreement, Historical ABTC purchased 16,299 Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, which was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to Bitmain Georgia by Parent, through the pledge of approximately 2,234 Bitcoin at a mutually agreed upon fixed price. In September 2025, the Company purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, also paid through the pledge of Bitcoin at a mutually agreed upon fixed price. In October 2025, the Company pledged additional Bitcoin at a mutually agreed upon fixed price, and Bitmain Georgia refunded the $46.0 million comprising of the deposit and certain expenses to Parent satisfying the Company’s repayment obligation. The Bitcoin pledged under the ABTC Bitmain Purchase Agreement has a redemption period of 24 months from each pledge date.

Basis of Presentation

On March 31, 2025, Parent, ADC, and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement (the “Agreement”), pursuant to which Parent contributed to ADC substantially all of Parent’s wholly-owned ASIC miners, in exchange for newly issued Class B Common Stock of ADC, representing 80% of the total and combined voting power and 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance (the “Transactions”). In connection with the Transactions, ADC was renamed American Bitcoin Corp. and became a majority-owned subsidiary of Parent.

Until the effectiveness of the Transactions on March 31, 2025, the Company’s operations historically operated as the “Bitcoin mining” sub-segment of Parent’s “Compute” segment and not as a standalone company; therefore, separate financial statements had not historically been prepared for the Company prior to April 1, 2025. The Company's Unaudited Condensed and Combined Financial Statements represent the historical assets, liabilities, operations and cash flows directly attributable to the Company starting April 1, 2025 and prior, have been prepared on a carveout basis through the use of a management approach from Parent’s consolidated financial statements and accounting records and are presented on a standalone basis as if the operations have been conducted independently from Parent.

Following the effectiveness of the Transactions on March 31, 2025, the Company began operating as a standalone entity with its own accounting and financial records; therefore, starting April 1, 2025, the Company’s results of operations are the results directly attributed to its standalone operations rather than the Bitcoin mining operations of Parent. The Company’s Unaudited Condensed and Combined Balance Sheets as of September 30, 2025, reflects the assets and liabilities that the Company directly owns or is legally obligated to satisfy post-Transactions.

Prior to the effectiveness of the Transactions on March 31, 2025, all revenues and costs, as well as assets and liabilities directly associated with Parent’s Bitcoin mining sub-segment activities were included in the Company’s Unaudited Condensed and Combined Financial Statements, including Parent’s strategic Bitcoin reserve (which remained with Parent following the effectiveness of the Transactions). Additional costs allocated to the Company include corporate general and administrative expenses which consisted of various categories, including but not limited to: employee compensation and benefits, professional services, facilities and corporate office expenses, information technology, interest expenses, and stock-based compensation. The corporate and general administrative expenses allocated were primarily based on a percentage of revenue basis that was considered to be a reasonable reflection of the utilization of the services provided or benefit received during the periods presented, depending on the nature of the service received. Management believes the assumptions underlying the Company’s Unaudited Condensed and Combined Financial Statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company had it operated as a standalone entity during such periods and may not reflect its results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the Company’s organizational structure, what corporate functions the Company might have performed directly or outsourced, and strategic decisions the Company might have made in areas such as executive management, legal, and other professional services, and certain corporate overhead functions. These costs also may not be indicative of the expenses that the Company may incur in the future or would have incurred if the Company had obtained these services from a third party.

All intracompany transactions within the Company prior to the effectiveness of the Transactions on March 31, 2025 have been eliminated. All intercompany transactions between the Company and Parent on or before March 31, 2025 are considered to be effectively settled in the Company’s Unaudited Condensed and Combined Financial Statements at the time the transactions are recorded. The total net effect of these intercompany transactions considered to be settled are reflected in the Company’s Unaudited Condensed and Combined Statement of Cash Flows within financing activities and in the Company’s Unaudited Condensed and Combined Balance Sheets as net Parent investment. At March 31, 2025, as described in the description of the Transactions above, the total net Parent investment has been settled.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company’s equity balance in its Unaudited Condensed and Combined Financial Statements represents the excess of total liabilities over assets. Net Parent investment is primarily impacted by contributions from Parent that are the result of net funding provided by or distributed to Parent.

Prior to the effectiveness of the Transactions on March 31, 2025, cash was managed through bank accounts controlled and maintained by Parent. The Company did not have legal ownership of any bank accounts containing cash balances prior to March 31, 2025. As such, cash held in commingled accounts with Parent is presented within net Parent investment on the Company’s Unaudited Condensed and Combined Balance Sheets. Subsequent to March 31, 2025, the Company has set up its own legally separate bank accounts to appropriately directly settle its liabilities and to manage its own cash.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company was not a co-obligor on Parent’s third-party, long-term debt obligations nor was the Company expected to pay any portion of Parent’s third-party, long-term debt. However, proceeds from Parent’s third-party debts were used to finance the Company’s purchase of ASICs or directly used for the Company’s Bitcoin mining-related activities and were therefore included in the Company’s Unaudited Condensed and Combined Financial Statements. While the Company is not a legal obligor, certain Bitcoin mining assets of the Company were pledged as collateral as disclosed in Note 5. Following the effectiveness of the Transactions on March 31, 2025, the Company is no longer connected to any of Parent’s third-party debt obligations.

The Condensed and Combined Financial Statements included in this Quarterly Report have been prepared in accordance with generally accepted accounting principles, in the United States (“GAAP”).

Bitcoin Mining

The Company generates revenue from Bitcoin rewards by providing computation services to third-party mining pool operators, which combine the computing power of Bitcoin miners to increase the chance of solving a block and getting paid by the network. The Company provides the service of performing computations of its Bitcoin miners to these mining pool operators and receives in return a payout of Bitcoin based on a contractual formula which primarily calculates the computing power provided to the mining pool as a percentage of the total computing power of the network, regardless of whether the mining pool actually receives the Bitcoin award from the network.

As of September 30, 2025, the Company mined Bitcoin at four sites:

•
Alpha (Niagara Falls, New York);
•
Medicine Hat (Medicine Hat, Alberta);
•
Salt Creek (Orla, Texas); and
•
Vega (Amarillo, Texas)

Until April 30, 2024, the Company also had Bitcoin mining operations hosted at sites in Kearney, Nebraska and Granbury, Texas. The Company also previously mined Bitcoin at a site in Drumheller, Alberta, which has been non-operational since March 2024. The closure was due to the site’s lack of profitability as a result of several factors, mostly elevated energy costs and underlying voltage issues.

During February and March 2025, the Company’s mining activity was reduced due to a planned fleet upgrade, which was completed on April 4, 2025. During the three months ended September 30, 2025, the fleet upgrade resulted in higher efficiency Antminer S21+ miners, which improved Bitcoin Mining operations.

In connection with the Transactions, Parent and the Company entered into a Master Managed Services Agreement ("MMSA") and a Master Colocation Services Agreement ("MCSA") providing for Parent and its personnel to perform day-to-day commercial and operational management services and ASIC colocation services to the Company, respectively, in each case on an exclusive basis for so long as such agreements remain in effect. Parent and the Company also entered into a Shared Services Agreement, pursuant to which Parent and its personnel would provide back-office support services to the Company.

On April 1, 2025, pursuant to the MCSA and MMSA, the Company entered into service orders with Parent to host its Bitcoin miners at Alpha, Medicine Hat, and Salt Creek. The Company subsequently entered into a service order with Parent to host additional Bitcoin miners at Parent’s Vega site, starting in August 2025.

Key Factors Affecting ABTC’s Performance

Price of Bitcoin

The Company's business is heavily dependent on the price of Bitcoin, which is traded globally and has historically experienced significant volatility. The Company generates revenue from Bitcoin rewards that it earns through third-party mining pool operators and Bitcoin it acquires through at-market purchases to further build its strategic reserve. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes to fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact the Company's results of operations.

Bitcoin network difficulty and hashrate

The Company's business is not only impacted by the volatility in Bitcoin prices, but also by increases in the competition for Bitcoin production, specifically for Bitcoin mining. This increased competition is described as the network hashrate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires Bitcoin miners like the Company, to upgrade their equipment to remain profitable and compete effectively with other miners. Conversely, a decline in network hashrate results in a decrease in difficulty, increasing mining proceeds and profitability.

Block reward and halving

The current Bitcoin reward for solving a block is 3.125 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years. This reduction in reward spreads out the release of Bitcoin over a long period of time as fewer Bitcoin are mined with each halving event. Bitcoin halving events impact the number of Bitcoin we mine which, in turn, may have a potential impact on our results of operations. The last halving event occurred in April 2024, and the next halving event is expected to occur in 2028.

Power costs

Power costs are a significant component of the Company's cost to mine a Bitcoin. Power costs can be highly volatile and sensitive to various factors outside of the Company's control. The Company is subject to variable power prices and market rate fluctuations through its MCSA with Parent, through which power costs are incurred as a pass-through expense. Increased power costs impact the profitability of the Company's Bitcoin mining operations.

Non-GAAP Financial Measures

In addition to the Company's results determined in accordance with GAAP, it relies on Adjusted EBITDA to evaluate its business, measure its performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. The Company defines Adjusted EBITDA as net income or loss, adjusted for impacts of interest expense, income tax (benefit) provision, depreciation and amortization, loss on sale of property and equipment, gain or loss on derivatives, gain on warrant liability, gain on debt extinguishment, the removal of non-recurring transactions, loss from discontinued operations, net of income tax benefit, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons that the Company's Board of Directors (the "Board") and management team consider them appropriate for supplemental analysis.

The Board and the Company's management team use Adjusted EBITDA to assess its financial performance because it allows them to compare the Company's operating performance on a consistent basis across periods by removing the effects of the Company's capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization), and other items (such as non-recurring transactions mentioned above) that impact the comparability of financial results from period to period.

Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. In evaluating Adjusted EBITDA, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of the adjustments in such presentation. The Company's presentation of Adjusted EBITDA should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. There can be no assurance that the Company will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in the Company's industry, its definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

For a reconciliation to the Company's most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Results of Operations” below.

Results of Operations

Three Months Ended September 30, 2025 and 2024

	Three Months Ended
	September 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue:	$64,220	$11,610	$52,610

Cost of revenue (exclusive of depreciation and amortization shown below):	28,279	11,125	17,154

Operating expenses (income):
Depreciation and amortization	15,215	4,313	10,902
General and administrative expenses	8,052	4,812	3,240
Loss on digital assets	5,475	1,551	3,924
Total operating income	28,742	10,676	18,066
Operating income (loss)	7,199	(10,191)	17,390

Other (expense) income:
Interest income	—	372	(372)
(Loss) gain on derivatives	(1,999)	2,704	(4,703)
Gain on warrant liability	26	—	26
Gain on debt extinguishment	—	5,966	(5,966)
Total other (expense) income	(1,973)	9,042	(11,015)

Income (loss) from continuing operations before taxes	5,226	(1,149)	6,375

Income tax (provision) benefit	(1,751)	573	(2,324)

Net income (loss)	$3,475	$(576)	$4,051

Other comprehensive income:
Foreign currency translation adjustments	—	8,786	(8,786)
Total comprehensive income	$3,475	$8,210	$(4,735)

Adjusted EBITDA reconciliation:

	Three Months Ended
	September 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Net income (loss)	$3,475	$(576)	$4,051
Interest expense	—	(372)	372
Income tax (benefit) provision	1,751	(573)	2,324
Depreciation and amortization	15,215	4,313	10,902
Loss (gain) on derivatives	1,999	(2,704)	4,703
Gain on warrant liability	(26)	—	(26)
Gain on debt extinguishment	—	(5,966)	5,966
Non-recurring transactions (1)	5,239	355	4,884
Stock-based compensation expense	—	1,205	(1,205)
Adjusted EBITDA	$27,653	$(4,318)	$31,971

(1) Non-recurring transactions for the three months ended September 30, 2025 represent approximately $5.2 million of Merger related transaction costs. Non-recurring transactions for the three months ended September 30, 2024 represent approximately $0.4 million of restructuring costs.

Revenue

Revenue was $64.2 million and $11.6 million for the three months ended September 30, 2025 and 2024, respectively. This $52.6 million increase was primarily due to increased mining efficiencies at the Medicine Hat and Salt Creek sites as a result of the Company's fleet upgrade, which not only involved the installation of higher-efficiency machines, but also targeted infrastructure upgrades at Parent's sites to support higher rack-level power density. Additionally, the Company's purchase of the Bitmain Miners at the Vega site under the ABTC Bitmain Purchase Agreement in August and September 2025 added an additional 14.86 EH/s to the Company's mining fleet. Both of these factors led to an increase in Bitcoin mined (563 Bitcoin mined during the three months ended September 30, 2025, versus 190 Bitcoin mined during the three months ended September 30, 2024). Additionally, there was an increase in the average revenue per Bitcoin mined from approximately $61,105 to approximately $114,097 due to an increase in the price of Bitcoin.

Cost of revenue

Cost of revenue was $28.3 million and $11.1 million for the three months ended September 30, 2025 and 2024, respectively. This $17.2 million increase was primarily due to the increased consumption resulting from additional miners operating at the sites, increased uptime of those miners, and an increase in the power cost per megawatt hour from $28.40 for the three months ended September 30, 2024, compared to $42.41 for the three months ended September 30, 2025.

Depreciation and amortization

Depreciation and amortization expense was $15.2 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively. The $10.9 million increase was primarily driven by increased depreciation due to the Company's fleet upgrade and its purchase of the Bitmain Miners at the Vega site under the ABTC Bitmain Purchase Agreement in August and September 2025 resulting in a larger depreciable asset base.

General and administrative expenses

General and administrative (“G&A”) expenses were $8.1 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively. The $3.3 million increase in G&A expenses was primarily driven by a $5.2 million of transaction costs related to the Merger, partially offset by a $1.2 million decrease in stock-based compensation expense, as the Company does not currently offer stock-based compensation, and an overall decrease in G&A expenses resulting from savings realized from the Shared Services Agreement with Parent, which began on April 1, 2025.

Loss on digital assets

Losses on digital assets were $5.5 million for the three months ended September 30, 2025 compared to losses on digital assets of $1.6 million for the three months ended September 30, 2024. On March 31, 2025, in connection with the Transactions, Parent’s strategic Bitcoin reserve remained with Parent. Therefore, immediately following the effectuation of the Transactions on March 31, 2025, Historical ABTC had no Bitcoin in reserve. Starting April 1, 2025, the Company began to build its own strategic Bitcoin reserve. The Company accumulated 3,418 Bitcoin as a standalone entity in the three months ended September 30, 2025 compared to 9,106 Bitcoin accumulated by the Company in the three months ended September 30, 2024. The loss on digital assets for the three months ended September 30, 2025 were due to the Bitcoin price of $114,068 as of September 30, 2025 being lower than the average cost basis of Bitcoin accumulated by the Company in the three months ended September 30, 2025 of $116,808. In contrast, the price of Bitcoin as of June 30, 2024 was approximately $62,668, which increased to approximately $63,301 as of September 30, 2024. This increase in Bitcoin price was offset by the impact of foreign currency translation adjustments during the quarter, resulting in a loss of $1.6 million.

Other (expense) income

Other expense was $2.0 million for the three months ended September 30, 2025, compared to other income of $9.0 million for the three months ended September 30, 2024. The decrease of $11.0 million was primarily driven by a $6.0 million decrease in gain on debt extinguishment, and a $4.7 million decrease in gain on derivatives related to the Company's Bitcoin redemption option and call options.

Income tax (provision) benefit

The Company's income tax provision was $1.8 million for the three months ended September 30, 2025, compared to an income tax benefit of $0.6 million for the three months ended September 30, 2024. This $2.3 million increase in income tax provision was primarily due to the Company's income from continuing operations for the three months ended September 30, 2025.

Results of Operations

Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue:	$106,843	$55,880	$50,963

Cost of revenue (exclusive of depreciation and amortization shown below):	55,267	39,573	15,694

Operating expenses (income):
Depreciation and amortization	31,590	17,791	13,799
General and administrative expenses	26,062	23,641	2,421
Loss on sale of property and equipment	2,454	—	2,454
Loss (gain) on digital assets	114,832	(201,147)	315,979
Total operating income	174,938	(159,715)	334,653
Operating (loss) income	$(123,362)	$176,022	$(299,384)

Other income (expense):
Interest expense	—	(3,489)	3,489
Gain on derivatives	18,863	19,923	(1,060)
Gain on warrant liability	26	—	26
Gain on debt extinguishment	—	5,966	(5,966)
Total other income	18,889	22,400	(3,511)

(Loss) income from continuing operations before taxes	(104,473)	198,422	(302,895)

Income tax benefit (provision)	10,756	(24,833)	35,589

Net (loss) income from continuing operations	$(93,717)	$173,589	$(267,306)

Loss from discontinued operations (net of income tax benefit of nil and $1.6 million, respectively)	—	(4,816)	4,816

Net (loss) income	$(93,717)	$168,773	$(262,490)

Other comprehensive income (loss):
Foreign currency translation adjustments	4,467	(14,555)	19,022
Total comprehensive (loss) income	$(89,250)	$154,218	$(243,468)

Adjusted EBITDA reconciliation:

	Nine Months Ended
	September 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Net (loss) income	$(93,717)	$168,773	$(262,490)
Interest expense	—	3,489	(3,489)
Income tax (benefit) provision	(10,756)	24,833	(35,589)
Depreciation and amortization	31,590	17,791	13,799
Loss on sale of property and equipment	2,454	—	2,454
Gain on derivatives	(18,863)	(19,923)	1,060
Gain on warrant liability	(26)	—	(26)
Gain on debt extinguishment	—	(5,966)	5,966
Non-recurring transactions (1)	7,478	2,766	4,712
Loss from discontinued operations (net of income tax benefit of nil and $1.6 million, respectively)	—	4,816	(4,816)
Stock-based compensation expense	2,145	6,297	(4,152)
Adjusted EBITDA	$(79,695)	$202,876	$(282,571)

(1) Non-recurring transactions for the nine months ended September 30, 2025 represented approximately $7.5 million of Merger related transaction costs. Non-recurring transactions for the nine months ended September 30, 2024 represented approximately $1.9 million of restructuring costs and $0.9 million of transaction costs.

Revenue

Revenue was $106.8 million and $55.9 million for the nine months ended September 30, 2025 and 2024, respectively. This $50.9 million increase largely due to increased mining efficiencies at the Medicine Hat and Salt Creek sites as a result of the Company’s fleet upgrade, which not only involved the installation of higher-efficiency machines, but also targeted infrastructure upgrades at Parent’s sites to support higher rack-level power density. Additionally, the Company’s purchase of the Bitmain Miners at the Vega site under the ABTC Bitmain Purchase Agreement in August and September 2025 added an additional 14.86 EH/s to the Company’s mining fleet. Both of these factors led to an increase in Bitcoin mined (1,006 Bitcoin mined during the nine months ended September 30, 2025, of which 871 was attributed to the Company following the Transactions, versus 993 Bitcoin mined during the nine months ended September 30, 2024). Additionally, there was an increase in the average revenue per Bitcoin mined from approximately $56,274 to approximately $106,206 due to an increase in the price of Bitcoin.

Cost of revenue

Cost of revenue was $55.3 million and $39.6 million for the nine months ended September 30, 2025 and 2024, respectively. This $15.7 million increase primarily due to the increased consumption resulting from additional miners operating at the sites, and increased uptime of those miners.

Depreciation and amortization

Depreciation and amortization expense was $31.6 million and $17.8 million for the nine months ended September 30, 2025 and 2024, respectively. The $13.8 million increase was primarily driven by increased depreciation due to the Company's fleet upgrade and its purchase of the Bitmain Miners at the Vega site under the ABTC Bitmain Purchase Agreement in August and September 2025 resulting in a larger depreciable asset base.

General and administrative expenses

G&A expenses were $26.1 million and $23.6 million for the nine months ended September 30, 2025 and 2024, respectively. The $2.5 million increase in G&A expenses was primarily driven by $7.5 million of transaction costs related to the Merger, offset partially by a $4.2 million decrease in stock-based compensation expense and an overall $0.8 million decrease in G&A expenses resulting from savings realized from the Shared Services Agreement with Parent, which began on April 1, 2025.

Loss (gains) on digital assets

Loss on digital assets was $114.8 million for the nine months ended September 30, 2025, compared to gains on digital assets of $201.1 million for the nine months ended September 30, 2024. On March 31, 2025, in connection with the Transactions, Parent’s strategic Bitcoin reserve remained with Parent. Therefore, immediately following the effectuation of the Transactions on March 31, 2025, the Company had no Bitcoin in reserve. Starting April 1, 2025, the Company began to build its own strategic Bitcoin reserve. The loss on digital assets for the nine months ended September 30, 2025 was primarily due to this decrease in Bitcoin held by the Company (10,171 Bitcoin held as of December 31, 2024 compared to 3,418 Bitcoin held as of September 30, 2025). While Bitcoin prices increased from approximately $93,354 as of December 31, 2024 to approximately $114,068 as of September 30, 2025, the price of Bitcoin at the time of Transactions on March 31, 2025 was approximately $82,534 per Bitcoin, which represents a decrease from the price as of December 31, 2024, and resulted in a $112.4 million loss in digital assets recognized for the period of time up to the Transactions during the nine months ended September 30, 2025. In contrast, gains on digital assets of $201.1 million for the nine months ended September 30, 2024, were due to the increase in the price of Bitcoin from approximately $42,288 as of December 31, 2023, to approximately $63,303 as of September 30, 2024.

Other income

Other income was $18.9 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $3.5 million was primarily driven by a $6.0 million decrease in gain on debt extinguishment, and a $1.1 million decrease in gain on derivatives related to the Company's Bitcoin redemption option and call options. This was partially offset by a $3.5 million decrease in interest expense due to the Company no longer incurring interest expense after the completion of the Transactions on March 31, 2025.

Income tax benefit (provision)

Income tax benefit was $10.8 million for the nine months ended September 30, 2025, compared to an income tax provision of $24.8 million for the nine months ended September 30, 2024. The $35.6 million increase in income tax benefit was primarily due to the losses on digital assets for the nine months ended September 30, 2025.

Loss from discontinued operations

Loss from discontinued operations was nil and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively. On March 6, 2024, the Company announced the closure of the Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strengthen financial performance. Of the $4.8 million loss related to the closure of the Drumheller site, $3.1 million was a result of the impairment of the long-term asset and $3.3 million loss was from other operational activities. These losses were partially offset by a $1.6 million income tax benefit.

Liquidity and Capital Resources

Prior to the Transactions on March 31, 2025, the Company operated as the "Bitcoin mining" sub-segment of Parent's "Compute" segment and not as a standalone company; therefore, its primary sources of liquidity included cash from Hut 8, proceeds from sales of Bitcoin, Parent’s strategic Bitcoin reserve, and capital raised from investors.

Subsequent to the effectuation of the Transactions, the Company's primary sources of liquidity include capital raised from investors, including equity sales, and its strategic Bitcoin reserve, which it started to accumulate following the effectiveness of the Transactions on April 1, 2025. The Company's primary cash needs are for Bitcoin purchases to pursue its Bitcoin accumulation strategy, working capital to support its operations, and equipment financing, including the purchase of additional Bitcoin miners.

On June 27, 2025, the Company issued and sold 159,537,377 shares of its Class A common stock for aggregate gross proceeds in cash and Bitcoin of approximately $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the issuance, including aggregate commissions of $4.8 million. $10.0 million worth of the shares were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. During the nine months ended September 30, 2025, the Company used $205.6 million of these proceeds to purchase approximately 1,726 Bitcoin at a weighted average price of approximately $119,120.

On September 3, 2025, the Company entered into a Controlled Equity Offering Sales Agreement to establish the 2025 ATM, allowing the Company to offer and sell up to $2.1 billion of its Class A common stock from time to time. From the launch of the 2025 ATM to September 30, 2025, the Company issued and sold 11,017,341 shares of its Class A common stock under the 2025 ATM for gross proceeds of $90.0 million, at a weighted average issuance price per share of $8.17, and incurred issuance costs of $2.0 million. During the period from October 1, 2025 to November 13, 2025, the Company issued and sold 7,178,767 shares of its Class A common stock for gross proceeds of $44.1 million.

The Company's ability to meet its anticipated cash requirements will depend on various factors including its ability to maintain its existing business, compete with existing and new competitors in existing and new markets and offerings, pursue strategic transactions, access capital markets, and respond to global and domestic economic, geopolitical, social conditions and their impact on demand for the Company's offerings.

The Company believes that cash flows generated from capital raised from investors and its strategic Bitcoin reserve will meet its anticipated cash requirements in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
	September 30,
(in USD thousands)	2025	2024
Cash flows used in operating activities	$(43,066)	$(77,594)
Cash flows (used in) provided by investing activities	(280,893)	35,409
Cash flows provided by financing activities	331,935	42,185

Operating Activities

Net cash used in operating activities was $43.1 million and $77.6 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities for nine months ended September 30, 2025 resulted from a net loss of 93.7 million, partially offset by deduction of non-cash adjustments of $8.9 million and favorable changes in working capital of $41.7 million. Net cash used in operating activities for the nine months ended September 30, 2024, resulted from net income of $168.8 million, partially offset by deduction of non-cash adjustments of $227.5 million and unfavorable changes in working capital of $18.9 million.

Investing Activities

Net cash used in investing activities totaled $280.9 million for the nine months ended September 30, 2025, primarily consisting of $287.8 million of Bitcoin purchased, partially offset by $3.4 million in proceeds from the sale of digital assets, $2.6 million in proceeds from the sale of property and equipment, and $0.9 million acquired as part of the Mergers. Net cash provided by investing activities totaled $35.4 million for the nine months ended September 30, 2024, consisting of $63.4 million in proceeds from Bitcoin sales, partially offset by $24.4 million in deposits paid to purchase property and equipment and $3.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $331.9 million for the nine months ended September 30, 2025, which was primarily a result of $955.2 million of non-cash adjustment from the effectuation of the Transactions on March 31, 2025, $205.3 million from the issuance of Class A common stock in June 2025 private placement, net of fees, and $88.0 million from the issuance of Class A common stock through the 2025 ATM, net of fees. These were partially offset by the issuance of $115.8 million of shares of Class B common stock to Parent in accordance with the Transactions and to settle the net Parent investment of $800.8 million. Net cash provided by financing activities was $42.2 million for the nine months ended September 30, 2024, primarily consisting of $32.8 million of net Parent investment and $20.8 million of net proceeds from covered call premiums, partially offset by $11.5 million in loan repayments.

Critical Accounting Policies and Estimates

The Company's management’s discussion and analysis of its financial condition and results of operations is based on its Unaudited Condensed and Combined Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Unaudited Condensed and Combined Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The Company evaluates its estimates and assumptions on an ongoing basis and bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for the judgments the Company makes about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on the Company's results of operations, financial position, and statement of cash flows.

There have been no material changes to the Company's critical accounting policies and estimates disclosed in the Annual Report other than as described in Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company's Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.

Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, impairment analysis of digital assets, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

The Company holds a significant amount of Bitcoin and intends to accumulate additional Bitcoin; therefore, it is exposed to the impact of market price changes in Bitcoin.

As of September 30, 2025, the Company held 3,418 Bitcoin, and the fair value of a single Bitcoin was approximately $114,068. Therefore, the fair value of the Company's strategic Bitcoin reserve as of September 30, 2025, was approximately $389.9 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if the Company were to sell its Bitcoin for cash, therefore having a negative impact on its liquidity.

Custodian Risk

The Company's Bitcoin is held with third-party custodians, including Anchorage, Bitgo, and Coinbase, that we select based on various factors, including their financial strength, security measures, insurance coverage and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of the Company's Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although the Company periodically monitors the financial health, insurance coverage, and security measures of its custodians, reliance on such third parties inherently exposes the Company to risks that it cannot fully mitigate.

Credit Risk

Credit risk arises from the Company's practice of pledging Bitcoin as collateral in transactions with counterparties. The Company mitigates this risk by engaging with counterparties that it believes possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the nine months ended September 30, 2025, the Company has not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to the Company, which might result in a material loss. The Company continually assesses the credit risk associated with its counterparties and, if necessary, recognizes a loss provision or write-down. Credit risk also arises from the Company placing its cash and demand deposits in financial institutions. Although the Company strives to limit its exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that it is able to mitigate its credit risk.

Tariff Risk

Changes in government and economic policies, incentives, or tariffs may also have an impact on equipment that the Company import. While the final scope and application of recently announced changes in U.S trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact the Company's ability to import equipment at levels that are cost effective. The Company plans to continue to adjust accordingly to such developments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2025. Based on this evaluation, the Company's management concluded that its disclosure controls and procedures were effective as of September 30, 2025. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On September 3, 2025, following the consummation of the Mergers, the Company continued to maintain its own internal control over financial reporting and related processes; Gryphon's internal control over financial reporting and related processes were not integrated and have been excluded from the Company's assessment of the effectiveness of internal control over financial reporting as of September 30, 2025.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or that are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a party to any legal or regulatory proceedings that in the opinion of its management, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial condition, or results of operations. However, the Company is subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and it is, and it may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of its business. See “Risk Factors—Risks Related to Certain Regulations and Laws, Including Tax Laws—The Company may be involved in legal proceedings from time to time, which could adversely affect us” in Exhibit 99.4 to the Current Report.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in those described in the Proxy Statement/Prospectus, in Part I, Item 1A, “Risk Factors” in the Annual Report, and in Exhibit 99.4 to the Current Report. The Company is subject to various risks and uncertainties that could materially adversely affect its business, financial condition, results of operations, and the trading price of its Class A common stock. You should carefully read and consider the risks and uncertainties included herein and in the Proxy Statement/Prospectus, in Part I, Item 1A, “Risk Factors” in the Annual Report, and in Exhibit 99.4 to the Current Report, together with all of the other information in the Proxy Statement/Prospectus, the Annual Report, the Current Report, and this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes, and other documents that the Company files with the SEC. The risks and uncertainties described in these reports may not be the only ones the Company faces. Additional risk factors not presently known to the Company or that it currently deems immaterial may also impair the Company’s business, financial condition, or results of operations. The factors discussed in these reports, among others, could cause the Company’s actual results to differ materially from historical results and those expressed in forward-looking statements made by it or on its behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, none of the Company's officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of May 9, 2025, by and among Gryphon Digital Mining, Inc., American Bitcoin Corp., Merger Sub Inc. and Merger Sub LLC	8-K	2.1	05.12.2025
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc. (Reverse Stock Split Amendment), dated September 2, 2025.	8-K	3.1	09.03.2025
3.2	Second Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc., dated September 2, 2025.	8-K	3.2	09.03.2025
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc. (Name Change Amendment), dated September 3, 2025.	8-K	3.3	09.03.2025
3.4	Amended and Restated Bylaws of American Bitcoin Corp., dated September 3, 2025.	8-K	3.4	09.03.2025
10.1	Form of Indemnification Agreement.	8-K	10.1	09.03.2025
10.2*	Investors’ Rights Agreement, dated as of May 9, 2025, by and among Gryphon Digital Mining, Inc., American Bitcoin Corp., and the stockholders of American Bitcoin Corp. party thereto.	8-K	10.4	05.12.2025
10.3	Controlled Equity OfferingSM Sales Agreement, dated September 3, 2025, among American Bitcoin Corp. and Cantor Fitzgerald & Co., Mizuho Securities USA LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Clear Street LLC, Craig-Hallum Capital Group LLC, H.C. Wainwright & Co., LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc., Needham & Company, LLC, Northland Securities, Inc., Piper Sandler & Co., Roth Capital Partners, LLC, and Virtu Americas LLC.	8-K	1.1	09.03.2025
31.1	Certification of Principal Executive Officer of American Bitcoin Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of American Bitcoin Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of American Bitcoin Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Pursuant to Item 601(b)(10), as applicable, of Regulation S-K, certain portions of this exhibit were redacted. The Company hereby agrees to furnish a copy of any redacted information to the SEC upon request.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2025		AMERICAN BITCOIN CORP.

	By:	/s/ Matt Prusak
Matt Prusak
President and Interim Chief Financial Officer (Principal Financial Officer)