Form 10-K
period 2025-12-31
American Bitcoin Corp.
filed 2026-03-27
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error or previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $57,990 thousand.

As of March 25, 2026, the registrant had 326,896,215 shares of Class A common stock, 732,224,903 shares of Class B common stock, and 0 shares of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

-

Introductory Note

References to the "Company," "ABTC," "American Bitcoin," "we," "us," "our," and similar terms used throughout this Annual Report on Form 10-K (this "Annual Report") refer to:

(i)
the "ASIC Compute" sub-segment of Hut 8 Corp.’s "Compute" segment prior to the effectiveness of the Transactions (as defined below) on March 31, 2025;
(ii)
American Bitcoin Corp. (formerly known as American Data Centers Inc.) following the effectiveness of the Transactions on April 1, 2025 until the consummation of the Mergers (as defined below) on September 3, 2025; and
(iii)
American Bitcoin Corp. (formerly known as Gryphon Digital Mining, Inc.) following the consummation of the Mergers on September 3, 2025.

On March 31, 2025, Hut 8 Corp. ("Hut 8"), American Data Centers Inc. ("ADC"), and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement, pursuant to which Hut 8 contributed to ADC substantially all of Hut 8's wholly-owned ASIC miners, in exchange for newly issued Class B Common Stock of ADC, representing 80% of the total and combined voting power and 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance (the "Transactions"). In connection with the Transactions, ADC was renamed American Bitcoin Corp. ("Historical ABTC").

Prior to the effectiveness of the Transactions, we historically operated as the "ASIC Compute" sub-segment of Hut 8’s "Compute" segment and not as a standalone company; therefore, separate financial statements had not been prepared for us. Our Combined Financial Statements, representing the historical assets, liabilities, operations and cash flows directly attributable to us prior to the effectiveness of the Transactions have been prepared on a carveout basis through the use of a management approach from Hut 8’s Consolidated Financial Statements and accounting records and are presented on a standalone basis as if our operations had been conducted independently from Hut 8.

On May 9, 2025, Gryphon Digital Mining, Inc. (along with its consolidated subsidiaries, "Gryphon"), GDM Merger Sub I Inc., a Delaware corporation and wholly owned direct subsidiary of Gryphon ("Merger Sub Inc."), GDM Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Gryphon ("Merger Sub LLC"), and Historical ABTC, entered into an Agreement and Plan of Merger (the "Merger Agreement").

On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the "First Merger") as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the "First Merger Surviving Corporation") and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the "Second Merger" and, taken together with the First Merger, the "Mergers") as a wholly owned direct subsidiary of Gryphon. In connection with and immediately following the consummation of the Mergers, Gryphon changed its name to American Bitcoin Corp.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including the risk factors discussed in this Annual Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that make an investment in our securities speculative or risky, any one of which could materially adversely affect our business, financial condition, or results of operations. These risks include those listed below. This list is not complete, and should be read together with "Item 1A. Risk Factors" found elsewhere in this Annual Report, as well as the other information in this Annual Report and the other filings that we make with the SEC.

Risks Related to Bitcoin

•
We presently, and we expect to continue to be, highly concentrated in Bitcoin. Bitcoin is a highly volatile asset and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our business, financial condition, and results of operations and the value of our securities.
•
If we fail to grow our hashrate, we may be unable to compete and our business, financial condition, and results of operations could suffer.
•
We may be unable to purchase Bitcoin miners at scale or face delays or difficulty in obtaining new Bitcoin miners at scale.
•
We may be subject to additional risks associated with holding Bitcoin for our own account and with pledging our Bitcoin.
•
Our operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in Bitcoin.
•
The further development and acceptance of the Bitcoin network and other digital assets is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Bitcoin and other digital asset systems may adversely affect our business, financial condition, and results of operations.
•
Our reliance on third-party mining pool service providers, including Foundry and Luxor, for our mining revenue payouts may have a negative impact on our business, financial condition, and results of operations.
•
From time to time, we may enter into certain hedging transactions to generate income and partially offset volatility in Bitcoin prices, which may expose us to risks associated with such transactions.
•
The Bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin’s value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Risks Related to Our Business and Operations

•
Our operations are dependent upon maintaining a good relationship with Hut 8.
•
We expect to raise significant amounts of additional capital to execute our strategy. We may be unable to raise the additional capital needed to operate and grow our business.
•
Failure of critical systems related to our operations could have a material adverse effect on our business, financial condition, and results of operations.
•
We may not be able to compete effectively against our current and future competitors.
•
We are subject to risks associated with our need for significant electrical power.
•
Our business may be heavily impacted by political, social, economic, and other events and circumstances in the United States, Canada, or elsewhere.

•
We may be exposed to cybersecurity threats and breaches.
•
We may face the risk of Internet-related disruptions.
•
Our success depends on key personnel whose continued service is not guaranteed.
•
We are an early-stage company with limited operating history.
•
New offerings or lines of business may subject us to additional risks.
•
The pace of technological change continues to accelerate and our ability to react effectively to such change may present significant competitive risks.
•
If we do not accurately predict our facility requirements or if Hut 8 fails to successfully develop and operate facilities at which we may host our miners, it could have a material adverse effect on our business, financial condition and results of operations.
•
We have incurred, and expect to continue to incur, significant costs in connection with the Mergers.
•
We may acquire other businesses and/or assets or form strategic alliances or joint ventures that could negatively affect our operating results, dilute shareholder ownership, increase debt, or cause us to incur significant expenses.
•
We operate in the United States and Canada and engage with third parties outside of the United States, and we may further expand our operations internationally, which may expose us to risks associated with doing business internationally.

Risks Related to Certain Regulations and Laws, Including Tax Laws

•
Our operations are subject to various legal, regulatory, governmental, and technological uncertainties.
•
We may be subject to substantial environmental or energy regulation and may be adversely affected by legislative or regulatory changes.
•
We may be involved in legal proceedings from time to time, which could adversely affect us.
•
Developments regarding the treatment of Bitcoin for applicable U.S. and Canadian federal, state, provincial, local, and other tax purposes could adversely impact our business.

Risks Related to Ownership of Our Class A Common Stock

•
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance.
•
Our multi-class capital structure concentrates voting control with Hut 8 and certain of our other principal shareholders who have the ability to control the direction of our business and significantly influence all matters submitted to our stockholders for approval.
•
Our multi-class capital structure may adversely affect the trading market for our Class A common stock.
•
Hut 8’s interests may conflict with our interests and the interests of our other stockholders.
•
We rely on exemptions from certain Nasdaq corporate governance requirements for controlled companies.
•
Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to the 2025 Plan, could result in dilution and could cause the market price of our Class A common stock to fall.
•
Sales of a substantial number of shares of Class A common stock or other securities by our stockholders could cause our Class A common stock price to fall.
•
The historical financial information of Historical ABTC presented herein may not be representative of its results or financial condition if Historical ABTC had been operated as a standalone public company and as a result may not be representative of our results or financial condition.

PART I

Our Business

Overview

Our business objective is Bitcoin accumulation, and we aim to pursue that goal through a multi-pronged strategy that combines efficient Bitcoin mining, disciplined Bitcoin reserve expansion, and focused ecosystem engagement.

Our Strategy

Our strategy consists of three distinct layers:

Layer 1 Build the Engine	Layer 2 Scale the Reserve	Layer 3 Lead the Ecosystem
Build efficient operations to produce Bitcoin below market cost.	Leverage capital availability to scale Bitcoin reserve.	Harness operational scale and treasury accumulation for ecosystem leadership.

Together, these layers reinforce our vision of a capital-efficient platform for long-term Bitcoin accumulation, built to align with the network’s growth and the emergence of Bitcoin as a potential institutional-grade asset.

Layer 1: Build the Engine

Our foundation is built on producing Bitcoin below-market cost through a capital efficient, infrastructure-light operating model. Rather than deploying capital into physical infrastructure ownership, we prioritize direct Bitcoin-generating assets: we own Bitcoin miners that operate at facilities managed by Hut 8, a proven developer and operator of low-cost compute capacity across North America.

This strategic approach enables us to convert capital directly into Bitcoin exposure while minimizing fixed infrastructure investments, allowing us to focus on maintaining operational flexibility and capital efficiency. Through our strategic partnership with Hut 8, we maintain access to a robust pipeline of high-efficiency capacity expansions, allowing us to prioritize ownership of Bitcoin miners and Bitcoin reserve growth over land, buildings, or electrical infrastructure.

As of December 31, 2025, we owned approximately 78,000 Bitcoin miners with a cumulative hashrate of approximately 25 EH/s and weighted average fleet efficiency of approximately 16.3 J/TH. In Q1 2026, we purchased approximately 11,000 Bitcoin miners, which, following delivery and deployment, are expected to expand our fleet to approximately 89,000 miners, representing approximately 28.1 EH/s of owned capacity at an average efficiency of approximately 16.0 J/TH. Of our total hashrate, approximately 21.9 EH/s was operational as of December 31, 2025. Our Bitcoin miner fleet primarily comprises Bitmain S21 series and MicroBt M5X and M6X series machines.

Bitcoin mining serves as our foundational engine for Bitcoin accumulation, not as an end in itself. Our Layer 1 strategy is designed to maximize long-term Bitcoin ownership per dollar of capital deployed, creating what we believe is a sustainable competitive advantage in below-market Bitcoin production.

Layer 2: Scale the Reserve

Our Layer 2 strategy is designed to transform our Bitcoin production into long-term Bitcoin ownership. In addition to building an efficient engine to drive low-cost Bitcoin production, we aim to leverage our capital strategy to increase the size of our Bitcoin reserve. Our goal is to utilize public markets and strategic financing structures to access efficient capital and leverage that capital to increase our Bitcoin per share.

Additional capital will be needed to continue our planned operations and continue to pursue our Bitcoin reserve accumulation strategy. We plan to raise significant amounts of additional capital, including in amounts that may exceed our current estimates of enterprise value and future market capitalization, and we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and amounts and in a manner we determine from time to time in order to do so.

As of December 31, 2025, we had accumulated approximately 5,401 Bitcoin in reserve, including 2,776 Bitcoin pledged to Bitmain for miner purchases, and as of March 25, 2026, we had accumulated approximately 6,963 Bitcoin in reserve, including 3,090 Bitcoin pledged to Bitmain for miner purchases. We consider our reserve a core strategic asset, managed adaptively to support balance sheet strength with a view to enhancing long-term stockholder value.

Bitcoin accumulation is our primary business objective. We consider our Bitcoin holdings to be long-term in nature and have not set any specific target for the amount of Bitcoin we seek to hold. Instead, we evaluate market conditions on an ongoing basis to determine whether and when to raise additional capital to expand our Bitcoin reserve.

Layer 3: Lead the Ecosystem

As our mining operations and reserve position mature, we believe we are positioned to serve as an institutional interface to Bitcoin as an asset class. Layer 3 represents the strategic extension of our operating scale and reserve credibility into ecosystem engagement that supports Bitcoin adoption, network growth, and long-term shareholder value.

We believe that one of the principal barriers to broader participation in Bitcoin is a lack of clarity in market structure, in available investment vehicles, and in the operational infrastructure connecting traditional capital markets to the Bitcoin network. We intend to leverage our position as both a scaled Bitcoin miner and a disciplined reserve accumulator to help bridge that gap, serving as a trusted partner for institutions and individuals seeking Bitcoin ecosystem exposure through regulated, transparent public market channels.

We believe the Bitcoin ecosystem needs a leader to drive industry initiatives, strategic partnerships, and stakeholder engagement to facilitate increased adoption of Bitcoin and we aim to be that leader. Our potential Layer 3 initiatives are evaluated against the same standard we apply across our business: whether we believe an initiative will be accretive to long-term Bitcoin ownership per share. In evaluating against this standard, we do not pursue engagements that we believe will dilute focus or layer operational complexity without clear strategic value.

Our Operations

Bitcoin Mining Sites

Historical ABTC entered into a Master Colocation Services Agreement (the "MCSA") with Hut 8, to which we succeeded pursuant to the Mergers, under which certain affiliates of Hut 8 provide us with colocation and hosting services for our Bitcoin miners. As of December 31, 2025, we operated our Bitcoin miners at four sites under the MCSA:

•
Alpha (Niagara Falls, NY);
•
Salt Creek (Orla, TX);
•
Medicine Hat (Medicine Hat, AB); and
•
Vega (Amarillo, TX).

Historical ABTC also entered into a Master Management Services Agreement (the "MMSA") with Hut 8, to which we succeeded pursuant to the Mergers, under which certain affiliates of Hut 8 provide us with management, oversight, strategy, compliance, operational and other services for our Bitcoin mining operations hosted at Hut 8’s facilities under the MCSA. For additional information on the MCSA and MMSA, see "— Material Agreements" below.

Bitcoin Mining Pools

We receive Bitcoin mining rewards from our mining activity through third-party mining pool operators, Foundry and Luxor. Mining pools allow Bitcoin miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. We provide computing power to mining pools, which use this computing power to operate nodes and validate blocks on the blockchain.

The pools then distribute our pro rata share of Bitcoin mined to us based on the computing power (hashrate) we contribute. Our daily payout through these pools is calculated based on our hashrate contribution, delivered to the pool in the applicable calculation period, after deducting the applicable pool fee, if any. Our pool fees are currently below 1.0% of our daily payout. In addition, pool participants receive transaction fees as the mining pool solves blocks on a pro rata basis with respect to each pool participant’s hashrate contributed.

Protection of Bitcoin Assets

We use third-party custody solutions, including Coinbase Custody and Anchorage Digital Bank N.A., to safeguard our Bitcoin, mainly in "cold storage" wallets. We do not self-custody our Bitcoin or hold, sell, or transact in Bitcoin or any other digital asset for any person other than ourselves.

We enable and use two-factor authentication to access systems provided by our custodians ("Custody Applications"). All account users are required to complete two-factor authentication setup prior to log-in. An authorized persons listing is maintained and evaluated as part of regular user access reviews, limiting access to Custody Applications. Any changes to the Custody Applications related to users, withdrawals, or other operational tasks require approval from multiple authorized persons.

If withdrawal transactions are ever required, for example, to rebalance holdings across custodians, only certain whitelisted wallets can receive funds withdrawn from the Custody Applications. A verification video call occurs when applicable, in addition to approval from two (2) authorized persons, is required for any new whitelisted withdrawal.

Material Agreements

Master Colocation Services Agreement

On March 31, 2025, in connection with the Contributions, Historical ABTC entered into the MCSA with U.S. Data Mining Group, Inc., a Nevada corporation and a wholly owned subsidiary of Hut 8 ("USDMG"), to which we are a successor in connection with the Mergers. The MCSA and the service orders under the MCSA provide for certain affiliates of Hut 8 to provide us with colocation and hosting services for our mining equipment at Hut 8-owned or leased facilities, on specific terms set forth in service orders to the MCSA.

Under the terms of the MCSA, we pay to USDMG (or its applicable affiliate that owns or leases the facility at which our Bitcoin miners are hosted) fees generally consisting of a monthly recurring charge, as set forth in each service order, plus 100% of the costs, fees, disbursements, and expenses paid or incurred by USDMG or its applicable affiliate in connection with the use, operation, and maintenance of the relevant facility (including costs related to the delivery of contracted power) and any installation charges, non-recurring costs, or amounts for additional services incurred during the term of the applicable service order.

As of September 3, 2025, immediately following the closing of the Mergers, we had entered into four service orders under the MCSA at Hut 8’s Alpha, Medicine Hat, Salt Creek, and Vega sites.

The MCSA includes other customary provisions, including with respect to facility access, use of contracted power, maintenance and repair of facilities, and insurance.

The MCSA requires us to indemnify USDMG and its affiliates from and against any losses relating to or arising out of our use of and access to the relevant facility, acts or omissions by us constituting gross negligence, and the breach of any covenant or obligation by us under the MCSA. The MCSA requires USDMG to indemnify us from and against any losses relating to or arising out of acts or omissions of USDMG constituting gross negligence and the breach of any covenant or obligation of USDMG under the MCSA.

Except as may otherwise be specified in any service order under the MCSA, the initial term of each service order is five years, subject to automatic extension for a further five-year term unless either party provides the other with written notice not to extend at least 120 days before the expiration of the initial term. The MCSA is terminable by either party at any time upon 30 days’ prior written notice to the other party if there are no active service orders under the MCSA and have not been for a period of 12 months prior to such termination.

The MCSA (and any service order thereunder) is also terminable by either party upon an event of default by the other party (including the other party’s failure to pay any amounts due under the MCSA or to comply with its other obligations under the MCSA, subject to specified cure periods). An event of default by either party under the MMSA or any related service order also constitutes an event of default under the MCSA.

Master Management Services Agreement

On March 31, 2025, in connection with the Contributions, Historical ABTC entered into the MMSA with USDMG, to which we are a successor in connection with the Mergers. The MMSA and the service orders under the MMSA provide for certain affiliates of USDMG and their personnel to provide us with management, oversight, strategy, compliance, operational, and other services for our Bitcoin mining operations hosted at Hut 8’s facilities under the MCSA.

Under the terms of the MMSA, we pay to USDMG (or its applicable affiliate) service fees generally consisting of a fixed fee, payable monthly, for general management, operational, and compliance services, plus a monthly fee equal to a combination of payroll-related allocations and 100% of specified "pass-through costs" incurred during the term of the applicable service order, including costs and expenses incurred by or on behalf of USDMG (or its applicable service provider affiliate) for labor, maintenance, repairs and infrastructure expenses, and the provision of services by third parties.

As of September 3, 2025, immediately following the closing of the Mergers, we had entered into four service orders under the MMSA for management services at Hut 8’s Alpha, Medicine Hat, Salt Creek, and Vega sites.

The MMSA includes other customary provisions, including with respect to facility access, cooperation in the provision of the services, preservation of records, ownership of data, and intellectual property and maintenance of insurance.

The MMSA requires us to indemnify USDMG and its affiliates from and against any losses relating to or arising out of acts or omissions by us constituting gross negligence and the breach of any covenant or obligation by us under the MMSA. The MMSA requires USDMG to indemnify us from and against any losses relating to or arising out of acts or omissions of USDMG constituting gross negligence, the breach of any covenant or obligation of USDMG under the MMSA, and the performance of services under the MMSA.

Except as may otherwise be specified in any service order under the MMSA, each service order under the MMSA is coterminous with the corresponding service order under the MCSA for colocation services at the same site. The MMSA (and any service order thereunder) is terminable by either party upon an event of default by the other party (including the other party’s failure to pay any amounts due or to comply with its other obligations under the MMSA, subject to specified cure periods). An event of default by either party under the MCSA or any related service order also constitutes an event of default under the MMSA.

Shared Services Agreement

On March 31, 2025, in connection with the Contributions, Historical ABTC entered into a Services Agreement (the "Shared Services Agreement") with USDMG, to which we are a successor in connection with the Mergers, pursuant to which USDMG and its affiliates provide back-office support services to us, including accounting and financial reporting, HR support, payroll, benefits, IT support and management, legal and compliance, and vendor management services.

Under the terms of the Shared Services Agreement, we pay USDMG a monthly fee for services provided that are determined using a combination of payroll-related allocations and costs charged on a pass-through basis. These costs consist of employee-related expenses, including salaries and benefits, allocated based on the nature and extent of services performed.

The Shared Services Agreement has a term of five years, but is terminable with respect to any individual service by either party upon 30 days’ written notice to the other party. The Shared Services Agreement is also terminable by either party upon written notice to the other party in the event of (i) a material breach of the Shared Services Agreement by the other party, if the breach is not cured to the reasonable satisfaction of the terminating party within 30 days of such written notice, or (ii) if the non-terminating party makes a general assignment for the benefit of creditors or becomes insolvent.

Exclusivity Agreement

On March 31, 2025, in connection with the Contributions, Historical ABTC entered into an Exclusivity Agreement with Hut 8 (the "Exclusivity Agreement"), to which we are a successor in connection with the Mergers. The Exclusivity Agreement provides that, until such time as both the MMSA and the MCSA (or any successor agreements) have expired or been terminated, Hut 8 and its affiliates will be the exclusive providers to us of (i) hosting and colocation services with respect to all digital asset mining equipment owned by us and (ii) digital asset mining operations services, whether pursuant to the MMSA or otherwise.

Team

As of December 31, 2025, we had two full-time employees, as well as a Shared Services Agreement with Hut 8. This model enables us to reduce our general and administrative expenses, leveraging the Hut 8 team’s expertise and economies of scale in the operation and management of Bitcoin mining facilities.

Competition

The Bitcoin mining space faces competition from a range of ecosystem participants that supply hashrate to the Bitcoin network. These participants range from individual hobbyists to utility-scale, institutional mining operations, including us. We consider institutional Bitcoin mining operators to be our primary source of competition for our Layer 1 operations given the limited supply of critical inputs, such as Bitcoin miners and sites with industrial-scale access to low-cost electricity. This category is comprised of both public and private entities around the world. However, the Bitcoin mining industry is evolving and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future. In addition to pure-play Bitcoin mining operators, we compete for investor capital with Bitcoin exchange-traded products, public companies that hold Bitcoin on their balance sheets as a treasury strategy, and direct Bitcoin purchases by institutional and retail investors. However, we believe our dual accumulation model, which combines below-market cost Bitcoin production through mining with disciplined reserve expansion through capital markets activity, is differentiated from competitors that pursue mining or treasury strategies in isolation.

Government Regulation

The laws and regulations applicable to our offerings are evolving and subject to interpretation and change. We operate in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by federal, state, and local governments, governmental agencies, and regulatory authorities, including the U.S. Securities and Exchange Commission (the "SEC"), the U.S. Commodity Futures Trading Commission ("CFTC"), the Federal Trade Commission and the FinCEN, as well as similar entities in Canada and other countries. Other regulatory bodies, governmental or semi-governmental, have shown an interest in regulating or investigating companies engaged in the blockchain or digital asset businesses.

For example, businesses that are engaged in the transmission and custody of Bitcoin and other digital assets, including brokers and custodians, can be subject to FinCEN regulations as money services businesses as well as state money transmitter licensing requirements. The potential application of these policies to Bitcoin mining continues to evolve.

Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity and/or securities laws and digital asset derivative instruments are regulated by the CFTC and SEC. Certain jurisdictions, including, among others, New York, and a number of countries other than the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them. Furthermore, regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business or when they will be effective. For example, in January 2025, the SEC announced the launch of a new crypto task force focused on developing a regulatory framework for crypto assets and related goals. In addition, the current U.S. administration has taken a series of policy actions that are relevant to the digital asset industry. For example, in January 2025, President Trump signed an Executive Order titled "Strengthening American Leadership in Digital Financial Technology," which, among other things, stated that the current administration’s policy will be "to support the responsible growth and use of digital assets, blockchain technology and related technologies across all sectors of the economy" by "providing regulatory clarity and certainty" regarding digital assets and blockchain technologies.

As the regulatory and legal environment evolves, we may become subject to new laws and regulations, which may affect Bitcoin mining, Bitcoin accumulation, and other activities. For instance, various bills have been proposed and passed in the U.S. Congress related to digital assets, which may be adopted and have an impact on us and our business. In July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act (the "CLARITY Act"), a comprehensive digital asset market structure and regulation bill. In addition, also in July 2025, President Trump signed into law the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act), establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail. In addition, proposed tariffs to be imposed by the United States on imports from certain countries and potential counter-tariffs in response could materially affect us and our business.

We are unable to predict the impact that any new standards, legislation, laws, or regulations may have on our business at the date hereof. For additional discussion regarding the potential risks existing and future regulations pose to our business, see "Risk Factors—Risks Related to Certain Regulations and Laws, Including Tax Laws—Our operations are subject to various complex legal, regulatory, governmental, and technological uncertainties."

Facilities

We do not currently maintain our own facilities and believe that facilities, to the extent needed to meet future needs, may be obtained on commercially reasonable terms. For more information regarding our use of Hut 8’s facilities for Bitcoin mining, please see "—Material Agreements—Master Colocation Services Agreement."

Intellectual Property

We do not currently have any patents, copyrights, or other intellectual property protections, other than trademarks relating to our name and logos.

Legal Proceedings

We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, local, and other regulators and we may become subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business.

Additional Information

Our principal executive offices are located at 1101 Brickell Avenue, Suite 1500, Miami, FL 33131. Our website address is www.abtc.com and our investor relations website is located at www.abtc.com/investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available on our investor relations website free of charge as soon as reasonably practicable after they are filed with the SEC. The information contained on our website is not included in, nor incorporated by reference into, this Annual Report. Reports filed with the SEC also may be viewed at www.sec.gov.

Item 1A. Risk Factors

Risks Related to Bitcoin

We presently, and we expect to continue to be, highly concentrated in Bitcoin. Bitcoin is a highly volatile asset and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our business, financial condition, and results of operations and the value of our securities.

Our investments are highly concentrated in a single asset, Bitcoin. We generate revenue from Bitcoin rewards that we earn through mining in facilities operated and managed by Hut 8. We also acquire additional Bitcoin through at-market purchases and strategic transactions to build our strategic reserve of Bitcoin. However, Bitcoin is a highly volatile asset and fluctuations in the price of Bitcoin have in the past, and are likely to continue to influence, our business, financial condition, and results of operations and the value of our securities, including as a result of:

•
decreased user and investor confidence in Bitcoin, including due to the various factors described herein;
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, Bitcoin miners, and investors, (ii) actual or expected significant dispositions of Bitcoin by large holders, including vehicles investing in Bitcoin or tracking Bitcoin markets, and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin exchange-traded products ("ETPs");
•
negative publicity, media coverage, or sentiment due to events in, relating to, or the perception of, Bitcoin or the broader digital assets industry, for example, (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory enforcement, or other high profile actions against major participants in the Bitcoin ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading Ltd. ("FTX") and its affiliates; and (iv) the actual or perceived environmental impact of Bitcoin mining and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the Bitcoin mining process;
•
changes in consumer preferences and the perceived value or prospects of Bitcoin;
•
competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
•
a decrease in the price of other digital assets, including stablecoins or the crash or unavailability of stablecoins that are used as a medium of exchange for Bitcoin purchases and sales, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;
•
disruptions, failures, unavailability, or interruptions in service of Bitcoin exchanges;

•
cyber theft of Bitcoin from online wallet providers or news of such theft from such providers or from individuals’ online wallets;
•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of, digital asset custodians, exchanges, lending platforms, investment funds, or other digital asset industry participants;
•
regulatory, legislative, enforcement, and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality, or public perception of Bitcoin or that adversely affect the operations of or otherwise prevent digital asset custodians, exchanges, lending platforms, or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
•
further reductions in mining rewards of Bitcoin, including block reward halving events;
•
increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;
•
scaling challenges, including transaction congestion or slow settlement times and higher transaction fees, associated with processing transactions on the Bitcoin network;
•
macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
•
developments in mathematics or technology, including in digital computing, algebraic geometry, and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
•
changes in national and international economic and political conditions.

In addition, we adopted ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"). ASU 2023-08 requires us to measure our Bitcoin holdings at fair value on our balance sheet, with gains and losses in the fair value of our Bitcoin recognized in net income for each reporting period. Therefore, volatility and fluctuations in the price of Bitcoin has caused, and may in the future cause, our quarterly results to fluctuate significantly, which could have an adverse effect on our financial results and the value of our securities. If we continue to increase our overall Bitcoin holdings pursuant to our strategy, those holdings may have an even greater impact on our financial results and the value of our securities.

If we fail to grow our hashrate, we may be unable to compete and our business, financial condition, and results of operations could suffer.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the Bitcoin miner’s hashrate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hashrate. As demand for Bitcoin has increased, the global network hashrate has increased and to the extent more adoption of Bitcoin occurs, we would expect the demand for Bitcoin would increase, drawing more mining companies into the industry and further increasing the global network hashrate. As new and more powerful Bitcoin miners are deployed, the global network hashrate will continue to increase, meaning a Bitcoin miner’s percentage of the total daily rewards will decline unless it deploys additional hashrate at pace with the growth of global hashrate. Accordingly, to compete, we believe we will need to continue to acquire new Bitcoin miners, both to replace those lost to ordinary wear-and-tear and other damage and to increase our hashrate to keep up with a growing global network hashrate. However, there can be no assurance that we will have the resources to acquire new Bitcoin miners and increase our hashrate in order to maintain the profitability of our mining operations. See "—We may be unable to purchase Bitcoin miners at scale or face delays or difficulty in obtaining new Bitcoin miners at scale."

Furthermore, predicting the growth in network hashrate is extremely difficult. Generally, we would expect hashrate increases to be correlated with increases in Bitcoin price, but that has not always been the case, including during 2022 and 2023. To the extent that hashrate increases but the price of Bitcoin does not, there can be no assurance that we will be able to recover our investment in the hardware and processing power required to expand or upgrade our mining operations and the results of our Bitcoin mining operations will suffer.

We may be unable to purchase Bitcoin miners at scale or face delays or difficulty in obtaining new Bitcoin miners at scale.

Our Bitcoin mining operations can only be profitable if the costs, inclusive of hardware and electricity costs, associated with mining Bitcoin are lower than the price of the Bitcoin mined at the time of sale. As the cost of obtaining new Bitcoin miners increases, the cost of producing Bitcoin also increases. For example, Bitcoin miners experience ordinary wear-and-tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as technology evolves, we may acquire newer models of Bitcoin miners to remain competitive in the market. The continual upgrade and refresh of mining machines requires substantial capital investment and we may face challenges in doing so on a timely basis based on the price and availability of new Bitcoin miners and our access to adequate capital resources. There have previously been periods of shortage in new Bitcoin miners available for purchase and a delay in delivery schedules for new Bitcoin miner purchases.

There is no assurance that Bitcoin miner manufacturers or any other equipment manufacturers will be able to keep pace with potential surges in demand for mining equipment. It is uncertain how manufacturers will respond to demand and whether they fulfill purchase orders fully and in a timely manner. Supply chain issues or geopolitical matters, including the relationship of the United States and Canada between each other and with China and other countries, may also impact equipment manufacturers’ ability to fully and timely fulfill purchase orders. In the event that Bitcoin miner manufacturers or other suppliers are not able to keep pace with, or fail to satisfy, demand, we may not be able to purchase Bitcoin miners or other equipment in sufficient quantities or on the delivery schedules required to meet our business needs. In the past, including for our recent purchase of Bitmain S21+ miners, Bitcoin miner manufacturers have required advance deposits for Bitcoin miner purchases. If this continues in the future, we may need to tie up significant amounts of capital for prolonged periods before we receive and are able to deploy purchased Bitcoin miners to generate revenue. Should any suppliers default on purchase agreements with us, we may need to pursue recourse under international jurisdictions, which could be costly and time-consuming. The outcome of any actions initiated in such international jurisdictions and our ability to enforce judgments (if any) issued in our favor on such jurisdictions is inherently uncertain given differences in legal systems, biases against foreign litigants in certain jurisdictions and other factors outside our control. Furthermore, there is no guarantee that we would succeed in recovering any of the deposits paid for such purchases, including our Bitcoin pledged under our purchase agreements with Bitmain, which could materially and adversely affect our business, financial condition, and results of operations.

We may be subject to additional risks associated with holding Bitcoin for our own account and with pledging our Bitcoin.

Our Bitcoin are not insured and we do not hold our Bitcoin with a banking institution or a member of the Federal Deposit Insurance Corporation ("FDIC") or the Securities Investor Protection Corporation ("SIPC"). Therefore, our Bitcoin are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Instead, we safeguard and keep our Bitcoin private by utilizing storage solutions provided by custodians, including Coinbase Custody Trust Company, LLC and Anchorage Digital Bank N.A, and may also temporarily store Bitcoin on digital asset trading platforms or pledge Bitcoin to counterparties in connection with commercial arrangements.

Although our custodians, digital asset trading platforms, counterparties, and other third-party providers employ various security measures to mitigate the risk of loss, damage, or theft, neither they nor we can guarantee that such events will not occur, whether as a result of cyberattacks, malicious activity, computer or human error, natural disasters, terrorist acts, or other events. Digital asset trading platforms and counterparties have experienced hacks, security breaches, insolvencies, and operational failures in the past, including instances where platforms were undercapitalized or over-exposed, such as FTX, and may lack adequate insurance or otherwise be unable or unwilling to compensate us for losses. In addition, malicious actors may be able to intercept or divert our Bitcoin during transactions, transfers, or pledging activities. Given the significant amount of Bitcoin we hold and expect to continue to hold, any actual or perceived loss, whether temporary or permanent, could adversely affect our business, financial condition, and results of operations. Furthermore, as Bitcoin transactions are generally irreversible, any Bitcoin that is stolen, lost, or incorrectly transferred may be irretrievable, leaving us with limited or no effective means of recovery.

Bitcoin may only be controlled by the possessor of both the unique public key and private key relating to the digital wallet in which such Bitcoin is held. While we rely on third-party providers to safeguard private keys, to the extent a private key is lost, destroyed, or otherwise compromised and no backup is accessible, we will be unable to access the related Bitcoin, and such private key cannot be restored by the Bitcoin network. Any loss of private keys relating to digital wallets used to store our Bitcoin could adversely affect our business, financial condition, and results of operations.

We also face credit and counterparty risk in connection with custodied, stored, or pledged Bitcoin. For example, we currently pledge Bitcoin to Bitmain in connection with purchases of Bitcoin mining equipment. Our ability to monitor the financial condition and operational stability of counterparties such as Bitmain is limited, and any recovery efforts could be time-consuming, costly, and uncertain. If any such counterparty were to fail to perform its obligations, experience financial distress, or become subject to insolvency or bankruptcy proceedings, we could face delays in, or losses associated with, the recovery of our custodied, stored, or pledged Bitcoin, which could have a material adverse effect on our business, financial condition, and results of operations.

Although we believe that existing law and the terms and conditions of our custodial arrangements would not result in Bitcoin held by our custodians being considered part of a custodian’s bankruptcy estate, applicable insolvency law is not fully developed with respect to digital assets held in custodial accounts. If our custodially held Bitcoin were nevertheless considered property of a bankruptcy estate, we could be treated as a general unsecured creditor, which could inhibit our ability to exercise ownership rights with respect to such Bitcoin and have a material adverse effect on our business, financial condition, and results of operations.

Our operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in Bitcoin.

We compete with other users and/or companies that are mining Bitcoin and we also face significant competition from other users and/or companies that are processing transactions on one or more digital asset networks, as well as other potential financial vehicles, including securities, derivatives, or futures backed by or linked to, digital assets through entities such as exchange-traded funds. For instance, on January 10, 2024, the SEC approved the listing and trading of spot Bitcoin, which offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of Bitcoin as well as a decline in the value of such securities relative to the value of Bitcoin holdings.

Investors may view our Class A common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot Bitcoin ETP instead of such securities, which could impact the price of our Class A common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a "pure play" exposure to Bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business. Additionally, unlike spot Bitcoin ETPs, we (i) do not seek for our securities to track the value of the underlying Bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our Bitcoin holdings or our daily net asset value.

Market and financial conditions and other conditions beyond our control may make it more attractive to invest in other financial vehicles or to invest in Bitcoin directly, which could limit the market for shares of our Class A common stock and reduce liquidity. The emergence of other financial vehicles and ETPs have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all or to establish or maintain a market for our securities. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations, and potentially the value of any Bitcoin that we mine or otherwise acquire or hold for our own account, ultimately harming our investors.

The further development and acceptance of the Bitcoin network and other digital assets is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Bitcoin and other digital asset systems may adversely affect our business, financial condition, and results of operations.

The use of digital assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets, including Bitcoin, based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably.

During 2022 and early 2023, some well-known digital asset market participants, including Celsius Network, Voyager Digital Ltd., Three Arrows Capital, and Genesis Global Holdco LLC, declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem, negative publicity surrounding digital assets more broadly, decreased liquidity, and extreme price volatility. There was no direct material impact on our business from such bankruptcies; however, we may be impacted indirectly by these or similar instances.

Furthermore, the closure and temporary shutdown of major digital asset exchanges and trading platforms, such as FTX, due to fraud or business failure, has disrupted investor confidence in digital assets and led to a rapid escalation of oversight of the digital asset industry. Thus, the failures of key market participants and systemic contagion risk are expected to, as a consequence, invite stricter regulatory scrutiny. This could have a negative impact on further development and acceptance of digital asset networks and digital assets, including Bitcoin.

Other factors that could affect further development and acceptance of digital asset networks and other digital assets include:

•
continued worldwide growth in the adoption and use of digital assets as a medium of exchange or store of value;
•
governmental regulation of Bitcoin and its use or restrictions on or regulation of access to and operation of the Bitcoin network or similar digital asset systems;

•
limitations on financial institutions processing funds for Bitcoin transactions, processing wire transfers to or from Bitcoin exchanges, Bitcoin-related companies, or service providers, or servicing or maintaining accounts for persons or entities transacting in Bitcoin;
•
changes in consumer demographics and public tastes and preferences;
•
the maintenance and development of the open-source software protocol of the network, including software updates and changes to network protocols that could introduce bugs or security risks;
•
the increased consolidation of contributors to the Bitcoin blockchain through mining pools;
•
the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
the use of the networks supporting digital assets for developing smart contracts and distributed applications;
•
general economic conditions and the regulatory environment relating to digital assets;
•
environmental and other regulatory restrictions on the use of power to mine Bitcoin and a resulting decrease in global Bitcoin mining operations;
•
an increase in Bitcoin transaction costs and a resultant reduction in the use of and demand for Bitcoin; and
•
negative consumer sentiment and perception of Bitcoin specifically and digital assets generally.

The outcome of these and other factors could have negative effects on our business, financial condition, and results of operations as well as potentially negative effects on the value of any Bitcoin that we mine or otherwise acquire or hold for our own account, which would harm investors in our securities and adversely affect the market price of our Class A common stock.

Our reliance on third-party mining pool service providers, including Foundry and Luxor, for our mining revenue payouts may have a negative impact on our business, financial condition, and results of operations.

We receive Bitcoin rewards from our mining activity through third-party mining pool operators, including Foundry and Luxor. Mining pools allow Bitcoin miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. We provide computing power to mining pools, which use this computing power to operate nodes and validate blocks on the blockchain. The pools then distribute our pro-rata share of Bitcoin mined to us based on the computing power we contribute. Under our mining pool agreements with Foundry and Luxor, our daily payout is calculated based on our hashrate contribution delivered to the pool in the applicable calculation period, after deducting the applicable pool fee, if any. Our pool fee in relation to these agreements is currently below 1.0% of our daily payout.

Should one of our pool operator’s systems suffer downtime due to a cyberattack, software malfunction, or other similar issues, it will negatively impact our ability to receive Bitcoin mining rewards. Furthermore, we are dependent on the accuracy of the mining pool operators’ record keeping and internal controls to prevent any fraud and to accurately record the total processing power provided by us and other mining pool participants for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our processing power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We have little means of recourse against mining pool operators if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business, financial condition, and results of operations.

From time to time, we may enter into certain hedging transactions to generate income and partially offset volatility in Bitcoin prices, which may expose us to risks associated with such transactions.

From time to time, we may enter into certain hedging transactions to mitigate our exposure to the market price of Bitcoin. Engaging in hedging transactions may expose us to various risks, including counterparty risk. Hedging transactions may limit the opportunity for gains or result in realized losses, margin requirements, or liquidity constraints. For example, selling call options does not protect us from declines in the price of Bitcoin and may require us to deliver Bitcoin at a predetermined strike price if the market price exceeds such strike price, capping our participation in Bitcoin price appreciation above the applicable strike price. Moreover, it may not be possible to hedge against a particular fluctuation that is so generally anticipated by the markets that a hedging transaction at an acceptable price is unavailable. In light of these and other factors, we may not be successful in mitigating our exposure to volatile Bitcoin prices through any hedging transactions we undertake.

The Bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin’s value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process incorporated into many proof-of-work consensus algorithms that reduces the coin reward paid to Bitcoin miners over time according to a pre-determined schedule. This reduction in reward spreads out the release of digital assets over a long period of time resulting in an ever-smaller number of coins being mined. At a predetermined block, the mining reward is cut in half, hence the term "halving." For example, the mining reward for Bitcoin declined from 6.25 to 3.125 Bitcoin on April 19, 2024. This process is scheduled to occur once every 210,000 blocks, until the total amount of Bitcoin rewards issued reaches 21 million.

As the number of Bitcoin awarded for solving a block in a blockchain decreases, our ability to achieve profitability becomes more difficult. While the Bitcoin price has had a history of price fluctuations around the halving of our rewards, there is no guarantee that in future periods when a halving occurs the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our Bitcoin mining operations would see a corresponding decrease, which would have a material adverse effect on our business, financial condition, and results of operations. If the award of Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may decrease or cease our Bitcoin mining operations.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause industry participants and consumers to abandon Bitcoin. As Bitcoin is the only digital asset we mine, we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This could prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations and the value of any Bitcoin that we mine or otherwise acquire or hold for our own account.

The characteristics of Bitcoin have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, the exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other assets. Such circumstances may result in a reduction in the price of Bitcoin and can adversely affect our business, financial condition, and results of operations.

Bitcoin and the exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated. Certain characteristics, including the speed with which Bitcoin transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain Bitcoin transactions, and the encryption technology that anonymizes these transactions make Bitcoin, and digital currencies generally, particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, many Bitcoin exchanges do not typically provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, Bitcoin exchanges, including prominent exchanges handling a significant portion of the volume of Bitcoin trading.

While we maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws, if we are found to have transacted with bad actors that have used Bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and may be prohibited or restricted from engaging in further transactions or dealings in Bitcoin. Furthermore, negative perception, a lack of stability in the broader Bitcoin markets, and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers, malware, or government-mandated regulation may reduce confidence in Bitcoin and result in greater volatility in the prices of Bitcoin. A number of Bitcoin exchanges have been closed due to fraud, failure, or security breaches. In many of these instances, the customers of such Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. To the extent investors view our securities as linked to the value of our Bitcoin holdings, such a negative perception of Bitcoin exchanges could have a material adverse effect on the market price of our Class A common stock and our business, financial condition, and results of operations.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use Bitcoin or other digital assets, participate in blockchains, or utilize similar digital assets in one or more countries.

Although currently digital assets generally are not regulated or are lightly regulated in most countries, countries such as China have taken harsh regulatory action to curb the use of digital assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. For example, in 2021, China instituted a blanket ban on all digital asset mining and transactions, including overseas digital asset exchange services taking place in China, effectively making all digital asset-related activities illegal in China. In certain nations, it is illegal to accept payment in Bitcoin or other digital assets for consumer transactions and banking institutions are barred from accepting deposits of Bitcoin. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and the value of any Bitcoin that we mine or otherwise acquire or hold for our own account, ultimately harming our investors.

A failure to properly monitor and upgrade the Bitcoin network’s protocol could damage that network and an investment in our securities.

As an open-source project, Bitcoin does not generate revenues for its contributors and contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors fail to adequately update and maintain the Bitcoin network protocol, there may be a material adverse effect on our business, financial condition, results of operations, and the value of any Bitcoin that we mine or otherwise acquire or hold for our own account, ultimately harming our investors.

There is a possibility of Bitcoin mining algorithms transitioning to "proof of stake" validation, which could make us less competitive and adversely affect our business, financial condition, and results of operations.

"Proof of stake" is an alternative method in validating digital asset transactions. Should the Bitcoin network shift from the current "proof of work" validation method to a "proof of stake" validation method, mining would require less energy, which may render companies, such as us, less competitive. Furthermore, if our Bitcoin miners or other mining infrastructure cannot be modified to accommodate changes in rule or protocol of the Bitcoin network, our business, financial condition, and results of operations will be significantly affected.

If a malicious actor or botnet obtains control of a majority of the processing power active on any digital asset network, including the Bitcoin network, the blockchain may be manipulated in a manner that adversely affects us.

Bitcoin miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Bitcoin blockchain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, the Bitcoin network may be more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the Bitcoin network.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner or at all. In such alternate blocks, the malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could "double-spend" its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the Bitcoin or other network or the Bitcoin or other community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

Although there are no known reports of malicious activity or control of the Bitcoin blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded and could exceed, the 50% threshold. The possible crossing of the 50% threshold indicates a greater risk in that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin or other digital asset ecosystems, including developers and administrators of mining pools, do not act to ensure greater decentralization of Bitcoin or other digital asset mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin or other network will increase, which may adversely impact our business, financial condition, and results of operations.

Forks in the Bitcoin network may occur in the future, which may affect the value of Bitcoin held by us.

Contributors can propose refinements or improvements to the Bitcoin network’s source code that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. This is known as a "fork." In the event a developer or group of developers proposes modifications to the Bitcoin network that are not accepted by a majority of Bitcoin miners and users, but that are nonetheless accepted by a substantial plurality of Bitcoin miners and users, two or more competing and incompatible blockchain implementations could result running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. This is known as a "hard fork."

The value of Bitcoin after the creation of a fork is subject to many factors, including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of additional forks in the future. It may be unclear following a fork which fork represents the original asset and which is the new asset. If we hold Bitcoin at the time of a hard fork into two digital assets, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new digital asset exceed the benefits of owning the new digital asset. Additionally, laws, regulations, or other factors may prevent us from benefiting from the new asset even if there is a safe and practical way to custody and secure the new asset. As such, we may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect the value of the Bitcoin we hold as well as our business, financial condition, and results of operations.

Banks and financial institutions may not provide banking services or may cut off services to businesses that provide digital asset-related services or that accept digital assets as payment.

Although a number of significant U.S. banks and investment institutions allow customers to carry and invest in Bitcoin and other digital assets, the acceptance and use by banks of digital assets, including Bitcoin, varies. A number of companies that provide Bitcoin or other digital asset-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. This risk may be further exacerbated in light of several high-profile bankruptcies in the digital assets industry, as well as bank failures, which have disrupted investor confidence in digital assets and led to a rapid escalation of oversight of the digital asset industry. For example, certain banks have implemented enhanced know-your-customer and anti-money laundering requirements in connection with potential digital asset customers. These enhanced requirements may make it more difficult for digital asset-related companies to find banking or financial services.

A number of companies and individuals or businesses associated with digital assets have had, and may continue to have, their existing bank accounts closed, or services discontinued, with financial institutions. We also may be unable to maintain these services for our business. The difficulty that many businesses that provide Bitcoin or other digital asset-related services have, and may continue to have, in finding banks and financial institutions willing to provide them services may decrease the usefulness of digital assets as a payment system and harm public perception of digital assets. Similarly, the usefulness of digital assets as a payment system and the public perception of digital assets could be damaged if banks or financial institutions were to close the accounts of businesses providing Bitcoin or other digital asset-related services. This could occur as a result of compliance risk, cost, government regulation, or public pressure. The risk applies to banks, securities firms, clearance and settlement firms, national stock and commodities exchanges, the over-the-counter market, and the Depository Trust Company, among others. Such factors would have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business and Operations

Our operations are dependent upon maintaining a good relationship with Hut 8.

Historical ABTC entered into the MCSA, MMSA, Exclusivity Agreement, and Shared Services Agreement (collectively, the "Hut 8 Agreements") with Hut 8 and/or certain of its wholly owned subsidiaries, to which we have succeeded, pursuant to which Hut 8 and/or certain of its wholly owned subsidiaries exclusively provide us with Bitcoin miner colocation services and managed services required to maintain our mining operations and provide day to day corporate management and operational services. The Hut 8 Agreements provide, among other things, that Hut 8 and/or certain of its wholly owned subsidiaries use commercially reasonable efforts to provide us with colocation and management services for our Bitcoin miners as well as a number of other day-to-day corporate services.

As part of our strategy, we leverage our relationship with Hut 8 to obtain certain necessary services, including Bitcoin miner colocation services, managed services, and day-to-day corporate services. We are highly dependent on Hut 8 and the Hut 8 Agreements for the development and execution of our business model. If Hut 8 is unable, refuses, or fails to perform its obligations under the Hut 8 Agreements, in whole or in part, whether due to certain economic or market conditions, bankruptcy, insolvency, lack of liquidity, operational failure, fraud, or for any other reason, it will have a material adverse effect on our business and there is a possibility that we will not be able to continue the development and execution of our current business model. If the Hut 8 Agreements are terminated or not renewed, we may not be able to find an alternative provider for such services on favorable terms or at all, which is likely to have a material adverse effect on our business, financial condition, and results of operations.

For example, our Bitcoin miners are hosted at sites leased by Hut 8 and there can be no assurance that Hut 8 will remain in compliance with the leases, that the landlords will continue to support Hut 8 and our operations, and that the leases will not be terminated despite negotiation for long-term lease periods and renewal provisions. When the initial terms of Hut 8’s existing leases expire, in some instances, Hut 8 may have the right to extend the terms of the leases for one or more renewal periods. Upon the end of Hut 8’s initial term or, if applicable, the renewal periods, Hut 8 would have to renegotiate its lease terms with the applicable landlords. We may not be able to directly control or influence such negotiations and the terms and conditions of such Hut 8 leases. Hut 8 may not be able to renew such leases on terms favorable to it or us or at all. The termination of a lease or the renewal of such leases on less favorable terms could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, Hut 8, through its wholly owned subsidiary ABH, is our controlling stockholder. The Hut 8 Agreements currently constitute related party transactions between us and Hut 8. Hut 8 is also entitled to appoint a majority of the members of our board of directors (the "Board") and it has the power to determine the decisions to be taken at meetings of our stockholders, including in respect of related party transactions, such as the Hut 8 Agreements, corporate restructurings, and the date of payment of dividends and other capital distributions. Thus, the decisions of Hut 8 as our controlling shareholder on these matters, including its decisions with respect to its or our performance under the Hut 8 Agreements, may be contrary to the expectations or preferences of our other stockholders and could have a material adverse effect on our business, financial condition, and results of operations. See "—Risks Related to Ownership of our Class A Common Stock—Hut 8’s interests may conflict with our interests and the interests of our other stockholders" and "—Risks Related to Ownership of our Class A Common Stock—Our multi-class capital structure concentrates voting control with Hut 8 and certain of our other principal shareholders who have the ability to control the direction of our business and significantly influence all matters submitted to our stockholders for approval."

We expect to raise significant amounts of additional capital to execute our strategy. We may be unable to raise the additional capital needed to operate and grow our business.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We plan to settle our financial obligations out of cash and cash equivalents, including the net proceeds from the sale of our Class A common stock under our ATM program and any potential sales of our Bitcoin. However, the capital required to operate our business and implement our growth initiatives is substantial. Future capital raises and financings are an important part of our business plan and Bitcoin accumulation goals. As a result, we expect to raise additional funds through equity or debt financings in order to meet our operating and capital needs, fund our growth initiatives, and/or respond to competitive pressures or unanticipated working capital requirements, especially if the price of Bitcoin declines. However, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. If we are unable to raise the additional capital needed to maintain our operations and execute on our growth initiatives, we may be less competitive in our industry and our business, financial condition, and results of operations may suffer, and the value of our securities may be materially and adversely affected. If we were to raise equity financing, any of our stockholders may experience significant dilution of their ownership interest and the value of their investment could decline. Furthermore, if we were to raise debt financing, our debtors would likely have priority over holders of equity with respect to order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions, including terms that require us to maintain a specified level of liquidity or other balance sheet ratios that may negatively impact our stockholders.

Failure of critical systems related to our operations could have a material adverse effect on our business, financial condition, and results of operations.

The critical systems related to our operations are subject to failure and such failure could result in service interruptions to us and/or damage to our equipment, which could significantly disrupt our normal business operations, harm our reputation, and reduce our revenue. The destruction or severe impairment of any of the facilities at which our Bitcoin miners are hosted could result in significant downtime.

Our operations are subject to temporary or permanent interruption by factors that include but are not limited to:

•
failure by us or our suppliers, including Hut 8, to provide adequate service or maintain buildings and equipment;
•
equipment failure, power loss, network connectivity downtime, fiber cuts, or plant downtimes;

•
human error and accidents, including manmade disasters;
•
theft, sabotage, and vandalism;
•
service interruptions resulting from server relocation;
•
physical and cybersecurity breaches, including security breaches of infrastructure maintained by our suppliers, including Hut 8;
•
the presence of construction or repair defects or other structural or building damage;
•
failure by us or our suppliers, including Hut 8, to obtain, maintain, and comply with the terms and conditions of applicable environmental, health, or safety regulations or requirements, or government permits and approvals;
•
animal incursions;
•
fire, earthquake, hurricane, tornado, flood, winter storms, severe weather events, and other natural disasters, including as a result of climate change;
•
water damage;
•
public health emergencies; and
•
terrorism.

The measures we take to protect against these risks may not be sufficient. The occurrence of any of these events may have a material adverse effect on our business, financial condition, and results of operations. We maintain an amount of insurance protection that we consider adequate, but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. We, either directly or through shared policies with Hut 8, carry liability, property, business interruption, and other insurance policies to cover certain insurable risks to us. We select the types of insurance, the limits, and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit, and general industry standards. Our insurance policies contain certain industry standard exclusions for events such as war and nuclear reactions. A successful claim for which we are not fully insured could materially harm our business, financial condition, and results of operations. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to compete effectively against our current and future competitors.

The industry in which we operate is highly competitive and continuously evolving. We expect competition to further intensify as our industry continues to grow. As we continue to expand in our existing markets and enter new markets, we expect to compete against an increasing number of companies operating both within North America and abroad that may be more established or have greater financial and other resources and/or expertise.

Driven by the proliferation of energy-intensive applications such as Bitcoin mining and artificial intelligence / high performance computing, demand for energy capacity continues to outpace supply. At the same time, supply chain disruptions and regulatory constraints have extended lead times for critical infrastructure, including Bitcoin miners, generators, and transformers. Grid interconnection bottlenecks have further constrained access to power and Bitcoin mining infrastructure development. In this evolving landscape, we compete directly with other Bitcoin mining companies for, among other things, Bitcoin miners, access to low-cost efficient mining infrastructure, and Bitcoin rewards.

We also face significant competition from other potential financial vehicles, including securities, derivatives, or futures backed by or linked to, digital assets through entities, and other companies and other entities pursuing a strategy similar to us. A growing number of companies are adopting Bitcoin and other digital assets as primary treasury reserve assets, resulting in an increasingly competitive landscape among such companies. As more entities implement similar digital asset strategies, we will face heightened competition for capital, investor interest, and market share within this expanding sector. We may compete for capital with, among others, ETPs, other Bitcoin mining companies, digital asset exchanges and service providers, and other entities that hold Bitcoin or other digital assets as treasury reserve assets. Increased competition for capital could adversely affect the availability and cost of financing that may be required for us to execute on our strategy, and adversely affect our business, financial condition, results of operations, and the price of our Class A common stock. We believe our success depends, in part, on our ability to scale low-cost Bitcoin production through our infrastructure-light model, including through our relationship with Hut 8 and the Hut 8 Agreements. However, this model might not provide the competitive advantage we anticipate or if it does, such competitive advantage might not endure. If we are unable to compete successfully or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected.

We are subject to risks associated with our need for significant electrical power.

Our operations require significant amounts of electrical power and our business, financial condition, and results of operations may be impacted by the unavailability of power and/or price fluctuations in the power market. Market prices for power, capacity, and other ancillary services are unpredictable and tend to fluctuate substantially. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Power availability and prices may also be materially impacted by other factors outside of our control, including:

•
changes in generation capacity in the markets in which our Bitcoin miners operate, including changes in the supply of power as a result of the development of new plants, expansion, reduction, or retirement of existing plants, the continued operation of uneconomic power plants due to government subsidies, or additional or reduced transmission capacity;
•
environmental regulations and legislation;
•
electric supply disruptions, including plant outages and transmission disruptions;
•
changes in power transmission infrastructure;
•
changes in commodity prices and the supply of commodities, including natural gas, coal, and oil;
•
fuel transportation capacity constraints or inefficiencies;
•
development of new fuels, new technologies, and new forms of competition for the production of power;
•
changes in law, including judicial decisions;
•
weather conditions, such as extreme weather and seasonal fluctuations, including the effects of climate change;
•
changes in the demand for power or in patterns of power usage;
•
economic and political conditions;
•
supply chain disruption of electrical components needed to transmit energy;
•
availability of competitively priced alternative energy sources;
•
ability to procure satisfactory levels of inventory; and
•
changes in capacity prices and capacity markets.

Such factors and the associated fluctuations in power availability and prices could affect the cost of power for our operations, which are passed through from Hut 8 to us through the MCSA.

Although Hut 8 maintains limited backup power at certain sites, it may not be feasible to run our operations on back-up power generators in the event of a restriction on electricity or a power outage. Planned or unplanned outages at the power grids that we rely on may require Hut 8 to purchase power at then-current market prices and pass along such costs to us, which could have a negative impact on the cost structure of our operations. To the extent we are unable to receive adequate power supply and are forced to reduce or cease our operations due to the unavailability or cost of electrical power, our business, financial condition, and results of operations would be adversely affected.

We may also curtail the energy used by our Bitcoin mining operations in times of heightened energy prices or, in the case of a grid-wide electricity shortage, either voluntarily or through Hut 8’s agreements with utility providers. We may also encounter other situations where utilities or government entities restrict or prohibit the provision of electricity to Bitcoin mining operations. In these cases, our ability to mine Bitcoin may be negatively affected.

Furthermore, there can be no assurance that power suppliers will service Hut 8’s facilities where our Bitcoin miners are hosted or that such suppliers will continue to provide us with power for any period of time. These agreements may be terminated or we may lose access to power under certain other circumstances and we may not be able to find an adequate replacement at a reasonable cost or at all, especially in light of the limited availability of power and grid constraints in many markets. The inability of Hut 8 to secure a power purchase agreement or the termination of a power purchase agreement could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, there may be significant competition for suitable locations with access to affordable power to host our Bitcoin miners if we look to expand our operations. We also depend on Hut 8 allocating the use of current and future sites suitable for hosting our Bitcoin miners if we desire to expand our operations, and there is a risk that Hut 8 may refuse to deliver the services to us under the Hut 8 Agreements or allocate space in future facilities to host our Bitcoin miners if Hut 8 perceives that it may deliver those services on more economically advantageous terms to other third parties or to other entities affiliated with Hut 8. See "—Our operations are dependent upon maintaining a good relationship with Hut 8."

Our business may be heavily impacted by political, social, economic, and other events and circumstances in the United States, Canada, or elsewhere.

Our business may be heavily impacted by political, social, economic, and other events and circumstances in the United States, Canada, or elsewhere. These include natural disasters, pandemics (like the COVID-19 pandemic), political tensions, acts of terrorism, hostilities, or the perception that hostilities may be imminent, military conflicts, and acts of war and related responses, including sanctions or other restrictive actions. In addition, shifts in political leadership, policy priorities, broader public sentiment relating to political matters, and any actual or perceived associations of us or certain of our business partners or affiliates with prominent political figures may, from time to time, subject us to heightened scrutiny, reputational risk, or adverse reactions from investors, regulators, or other stakeholders. Further, interest rate fluctuations, inflationary issues and associated changes in monetary policy or potential economic recession, commodity prices, legislative and regulatory changes, foreign currency fluctuations, international tariffs, fluctuations in capital markets, and broad trends in industry and finance may also adversely affect our business. For example, equipment necessary for our operations is manufactured in large part outside of the United States. There is currently significant uncertainty about the future relationship between the United States and other regions, including Canada, Mexico, China, the European Union, and others, with respect to trade policies, treaties, tariffs, and taxes. These events and circumstances are largely outside of our influence and control and, while the impact of such events or circumstances is not presently known, any of them could adversely affect our business, financial condition, and results of operations. See "—Risks Related to Certain Regulations and Laws, Including Tax Laws—Our operations are subject to various complex legal, regulatory, governmental, and technological uncertainties."

We may be exposed to cybersecurity threats and breaches.

Threats to network and data security are increasingly diverse and sophisticated, such that security breaches, computer malware, and computer hacking attacks have been an increasing concern. Despite our efforts and processes in place to prevent them, our computer servers and systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, social engineering attacks, including phishing and business email compromise, employee theft or misuse, and similar disruptions from unauthorized tampering. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, implement security measures in a timely manner, or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented.

Recent developments in the cyber threat landscape include use of artificial intelligence ("AI") and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher ransom demand amounts and increasing sophistication, using a variety of ransomware techniques and methodology. Further, any adoption of AI by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our or our employees’ proprietary or sensitive information or cause interruptions or malfunctions in our operations.

We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyberattacks. Although we maintain insurance coverage for certain cyber risks, such coverage may be unavailable or insufficient to cover our losses. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, damage relating to loss of proprietary information, harm to our reputation, and increases in our security costs, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we hold our Bitcoin with third-party custodians. If our custodians are exposed to a cyberattack or breach, we may temporarily or permanently lose access to some or all of our Bitcoin, which would have a material adverse effect on our business, financial condition, and results of operations. See "—Risks Related to Bitcoin—We may be subject to additional risks associated with holding Bitcoin for our own account and with pledging our Bitcoin." The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyberattacks. Although we maintain insurance coverage for certain cyber risks, such coverage may be unavailable or insufficient to cover our losses.

We may face the risk of Internet-related disruptions.

Our mining operations are dependent upon access to the Internet. Neither we nor Hut 8 are an Internet provider and as such, we, through Hut 8, rely on other third parties to provide us with access to the Internet. There can be no assurance that Internet providers will service the Hut 8 sites that our Bitcoin miners are hosted at or that once a provider has decided to deliver Internet connectivity to such sites, it will continue to do so for any period of time. If we face a significant disruption in Internet connectivity to the sites where our Bitcoin miners are hosted, we may be required to reduce the impacted operations or cease them altogether. If this occurs, our business, financial condition, and results of operations may be materially and adversely affected.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of our key personnel and the key personnel of Hut 8, including our and Hut 8’s senior leadership, two of whom are current directors and executive officers of both us and Hut 8. They are important to our success for many reasons, including that they attract investors and business and investment opportunities and assist us in negotiations with investors, lenders, and industry personnel. If we lost their services, or Hut 8 lost the services of its key personnel, our business and investment opportunities and our relationships with lenders and other capital markets participants and industry personnel could suffer. As the number of our competitors increases or their competitive strength increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from us or Hut 8. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our business, financial condition, and results of operations.

We are an early-stage company with limited operating history.

We are an early-stage company currently and have a very limited operating history. No assurances can be made that we will achieve profitability in the near future, if ever. Accordingly, you should consider our business prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to, among other things:

•
successfully implement or execute our business plan or demonstrate that our business plan is sound;
•
adjust to changing conditions and an evolving landscape;
•
attract and retain an experienced management team; or
•
raise sufficient funds to effectuate our business plan.

New offerings or lines of business may subject us to additional risks.

We are an early-stage company with a small management team and are subject to the strains of ongoing development and growth, which place significant demands on our management and operational and financial infrastructure. To remain competitive with peers, we may need to modify aspects of our business model, or we may implement new offerings or lines of business, from time to time. There are substantial risks and uncertainties associated with the modification or augmentation of our business model, particularly in instances where the markets are not fully developed or where the operational requirements of new offerings or lines of business differ substantially from existing offerings or lines of business. We cannot offer any assurance that these or any other changes will be successful or will not result in harm to our business. In developing and marketing new offerings or lines of business or expanding our current offerings or lines of business, we may invest significant time and resources. Initial timetables for the introduction and development of new offerings or lines of business may not be achieved and profitability targets may not prove feasible. External factors, such as compliance with regulations, competition, and shifting market preferences, may also impact the successful implementation of a new offering or line of business.

In addition, our personnel and technology systems may fail to adapt to the changes or we may fail to effectively integrate new offerings or lines of business into our existing operations and we may lack experience in managing new offerings or lines of business. We may also be unable to proceed with the operations as planned or compete effectively due to different competitive landscapes. Even if we expand our businesses into new jurisdictions or areas, the expansion may not yield intended profitable results. Furthermore, any new offering or line of business could have a significant impact on the effectiveness of our internal control system. Failure to successfully manage these risks in the development and implementation of new offerings or lines of business could have a material adverse effect on our business, financial condition, and results of operations. Finally, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in a market. As a result, we may not capture those potential opportunities or such opportunities may be taken by our competitors. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations.

The pace of technological change continues to accelerate and our ability to react effectively to such change may present significant competitive risks.

The pace of technological change is accelerating, and the continued creation, development, and advancement of new technologies such as artificial intelligence, quantum computing, data analytics, and data storage, as well as other emerging technologies, continue to transform our business. In order to remain competitive, we must continue to stay abreast of such technologies, require our employees to continue to learn and adapt to new technologies, be able to integrate them into our current and future business models, and also guard against existing and new competitors disrupting their businesses using such technologies. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of implementing new technology into our operations. For example, increasing use of AI may expose us to social and ethical issues, which may result in reputational harm and liability. In addition, we will need to compete for talent in a competitive market that is familiar with such technologies, including upskilling our workforce. There can be no assurance we will continue to compete effectively with our industry peers due to technological changes, which could result in a material adverse effect on our business, financial condition, and results of operations.

If we do not accurately predict our facility requirements or if Hut 8 fails to successfully develop and operate facilities at which we may host our miners, it could have a material adverse effect on our business, financial condition and results of operations.

The costs of operating in the facilities used by us constitutes a significant portion of our capital and operating expenses. We evaluate our short- and long-term infrastructure and facilities requirements in order to manage growth and ensure adequate capacity for our planned and existing mining operations. However, there can be no assurance that we will accurately predict our short- and long-term requirements.

Pursuant to the Hut 8 Agreements, Hut 8 is our exclusive provider of Bitcoin miner colocation services and managed services required to maintain our mining operations. Therefore, we are dependent on Hut 8 for the maintenance, development, and expansion of future facilities. Hut 8 may not have sufficient or suitable facilities available, or may not make such facilities available to us on terms that are acceptable to us, including as it seeks to expand existing data centers, lease new facilities, or acquire suitable land, with or without structures, to build new data centers for our use. These projects expose Hut 8 to many risks, the cost of which may be passed along to us, including in the form of delays in providing adequate capacity for our Bitcoin miners or increases in the costs of operating the facilities used by us, which could have an adverse effect on our business, financial condition, and results of operations. See "—Our operations are dependent upon maintaining a good relationship with Hut 8."

We have incurred, and expect to continue to incur, significant costs in connection with the Mergers.

As a result of the Mergers, we have incurred, and expect to continue to incur, significant integration-related fees and costs, including with respect to Gryphon’s legal proceedings. See "—Risks Related to Certain Regulations and Laws, Including Tax Laws—We may be involved in legal proceedings from time to time, which could adversely affect us." There may be additional unanticipated significant costs in connection with the Mergers that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits, and additional income we expect to achieve from the Mergers. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the Merger, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

We may acquire other businesses and/or assets or form strategic alliances or joint ventures that could negatively affect our operating results, dilute shareholder ownership, increase debt, or cause us to incur significant expenses.

As part of our growth strategy, we may pursue acquisitions of businesses and/or assets and/or enter into strategic alliances, joint ventures, or other strategic transactions. However, we cannot offer any assurance that any such acquisition or strategic transaction will be successful. We may not be able to identify suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all.

Any such strategic transaction also could result in the issuance of stock, incurrence of debt, contingent liabilities, write-offs of intangible assets or goodwill, restructuring, and other related expenses or litigation, any of which could have a negative impact on our business, financial condition, and results of operations. If we complete any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business. In addition, in the event that we acquire any existing businesses, we may assume unknown or contingent liabilities. Integration of an acquired company may also disrupt ongoing operations and carry substantial compliance burdens and costs, which may limit our ability to realize the anticipated benefits of such acquisitions and which may require management resources that would otherwise be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies or other strategic transactions, which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, the benefits of any acquisition, strategic alliance, joint venture, or other strategic transaction may also take considerable time to develop and we cannot be certain that any particular acquisition, strategic alliance, joint venture, or other strategic transaction will produce the intended benefits in a timely manner or to the extent anticipated or at all.

We operate in the United States and Canada and engage with third parties outside of the United States, and we may further expand our operations internationally, which may expose us to risks associated with doing business internationally.

We currently operate in the United States and Canada, and may further expand our operations to other international jurisdictions in the future. We also engage with third parties outside of the United States. As a result, we are and may increasingly become exposed to risks inherent in conducting business outside of the United States. These risks include the following:

•
adverse changes in foreign currency exchange rates;
•
increased exposure to events that could impair our ability to operate internationally with third parties such as problems with such third parties’ operations, finances, insolvency, labor relations, manufacturing capabilities, costs, insurance, natural disasters, public health emergencies, or other catastrophic events;
•
unexpected legal or government action or changes in legal or regulatory requirements;
•
difficulties in managing, growing, and staffing international operations;
•
social, economic, or political instability;
•
potential negative consequences from changes to taxation or tariff policies;
•
challenges to the transfer pricing of cross-border intercompany transactions;
•
increased difficulty in ensuring compliance by employees, agents, and contractors with our policies as well as with the laws of multiple jurisdictions, including international environmental, health, and safety laws and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws, and regulations and trade control;
•
increased exposure to cybersecurity risks in foreign jurisdictions; and
•
increased difficulty in protecting our intellectual property rights and trade secrets, including litigation costs and the outcome of such litigation in jurisdictions outside the United States.

Our failure to successfully manage these risks could harm our international operations and growth and have an adverse effect on our business, financial condition, and results of operations. We may also incur significant expenses as a result of such international operations and potential expansion and we may not be successful in converting those expenditures into increased profitability. For example, our functional currency is the U.S. dollar and most purchases are transacted in U.S. dollars; however, our Canadian operations use Canadian dollars as their functional currency. Our management currently does not hedge our foreign exchange risk. As a result, we are, and may increasingly become, exposed to fluctuations in currency exchange rates, which could negatively affect our business, financial condition, and results of operations.

Risks Related to Certain Regulations and Laws, Including Tax Laws

Our operations are subject to various complex legal, regulatory, governmental, and technological uncertainties.

Our platform includes Bitcoin miners at four Bitcoin mining sites in North America. Operating across multiple jurisdictions subjects us to extensive complex laws, rules, regulations, policies orders, determinations, directives, and legal and regulatory interpretations and guidance. The complexity, volume, and evolving nature of these laws and regulations increases the risk that we may inadvertently fail to comply with one or more requirements, even where we are acting in good faith.

Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, AI, and/or related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. and Canadian federal, state, provincial, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another. For example, the Clarity Act was passed by the U.S. House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or whether any new law will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function, or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto industry requires us to exercise judgment as to whether certain laws, rules, and regulations apply to us and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied or are deemed to have not complied, with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our operations, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, financial condition, and results of operations.

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States, Canada, and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the economy. For example, tariffs that are, or may in the future be, imposed by the United States on imports from certain countries and current or potential counter-tariffs in response, could lead to increased costs and supply chain disruptions. Penalties for non-compliance with any of these laws or regulations may be significant. If we are not able to navigate these changes, it could have a material adverse effect on our business, financial condition, and results of operations.

Due to our business activities, we may be subject to examinations, oversight, reviews, investigations, and inquiries, many of which have broad discretion to audit and examine our business. Moreover, laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities can restrict or limit our ability to engage in transactions or dealings with certain counterparties in, or with, certain countries or territories or in certain activities. We cannot guarantee compliance with all such laws and regulations and failure to comply with such laws and regulations could expose us to fines, penalties, and/or costly and expensive investigations. Any new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying if and how we conduct our business. Adverse changes to, or our failure to comply with, any laws and regulations may have an adverse effect on our business, financial condition, and results of operations.

The application of the CEA and the regulations promulgated thereunder by the CFTC to our business is unclear and is subject to change in a manner that is difficult to predict.

To the extent we become, or are deemed to be, subject to regulation by the CFTC in connection with our business activities, we may incur additional regulatory obligations and compliance costs, which may be significant. The CFTC has stated, and judicial decisions involving CFTC enforcement actions have confirmed, that Bitcoin and other digital assets fall within the definition of a "commodity" under the CEA and the regulations promulgated by the CFTC thereunder ("CFTC Rules"). As a result, the CFTC has general enforcement authority to police against manipulation and fraud in the spot markets for Bitcoin and other digital assets. From time to time, manipulation, fraud, and other forms of improper trading by other participants involved in the markets for Bitcoin and other digital assets have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause negative publicity for Bitcoin and other digital assets, which could adversely impact mining profitability, the value of such assets, and the market price of our Class A common stock.

In addition to the CFTC’s general enforcement authority, the CFTC has regulatory and supervisory authority with respect to commodity futures, options, and/or swaps ("Commodity Interests") and certain transactions in commodities offered to retail purchasers on a leveraged, margined, or financed basis. Changes in our activities, the CEA, CFTC Rules, or the interpretations and guidance of the CFTC may subject us to additional regulatory requirements, licenses, and approvals, which could result in significant compliance and operational costs.

Furthermore, trusts, syndicates, and other collective investment vehicles operated for the purpose of trading in Commodity Interests may be subject to regulation and oversight by the CFTC and the National Futures Association as "commodity pools." If our mining activities or transactions in Bitcoin were deemed by the CFTC to involve Commodity Interests and the operation of a commodity pool for our shareholders, we could be subject to regulation as a commodity pool operator and required to register as such. Such additional registrations may result in increased expenses, thereby materially and adversely impacting our business, financial condition, and results of operations. If we determine it is not possible or practicable to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our business and in the market price of our Class A common stock.

If regulatory changes or interpretations require our registration as a "money services business" under the regulations promulgated by FinCEN under the authority of the Bank Secrecy Act or otherwise under state laws, we may incur significant compliance costs.

FinCEN regulates providers of certain services with respect to "convertible virtual currency," including Bitcoin. Businesses engaged in the transfer of convertible virtual currencies are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. While FinCEN has issued guidance that digital assets mining, without engagement in other activities, does not require registration and licensure with FinCEN, this could be subject to change as FinCEN and other regulatory agencies continue their scrutiny of the Bitcoin network and digital assets generally. To the extent that our business activities cause us to be deemed a "money services business" under the regulations promulgated by FinCEN under the authority of the Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN, and maintain certain records.

To the extent that our activities would cause us to be deemed a "money transmitter" or equivalent designation under state law in any state in which we may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, including implementing a know-your-counterparty program and transaction monitoring, maintenance of certain records, and other operational requirements.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to "money services businesses" and "money transmitters," such as monitoring transactions and blocking transactions, because of the nature of the Bitcoin blockchain. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may cease or alter our activities.

Regulatory changes reclassifying Bitcoin as a security could lead to our classification as an "investment company" under the Investment Company Act of 1940 and could adversely affect the market price of Bitcoin and the market price of our listed securities.

Our assets are concentrated in Bitcoin holdings. While senior SEC officials have stated their view that Bitcoin is not a "security" for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an "investment company" under the Investment Company Act of 1940 (the "1940 Act"). Such a change could require us (i) to register as an "investment company" under the 1940 Act, which would subject us to significant additional regulation that could have a material adverse effect on our business operations, financial condition, results of operations, and the price of our Class A common stock or (ii) to change our business or seek regulatory relief such that we are not required to register as an "investment company" under the 1940 Act, including by acquiring operating assets with cash and/or Bitcoin on hand or liquidating investment securities or Bitcoin or seeking a no-action letter from the SEC. Liquidating investment securities or Bitcoin could result in losses, and there is no guarantee that we could obtain a no-action letter from the SEC. In addition, if Bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our listed securities.

Our interactions with a blockchain may expose us to specially designated nationals or blocked persons and new legislation or regulation could adversely impact our business or the market for digital assets.

The Office of Financial Assets Control ("OFAC") of the U.S. Department of the Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals ("SDN list"). However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. We have procedures in place designed to prevent transactions with such SDN list individuals and take commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to transacting in Bitcoin. Moreover, there is a risk that some bad actors will continue to attempt to use digital assets, including Bitcoin, as a potential means of avoiding federally imposed sanctions. Moreover, we are unable to predict the nature or extent of new and proposed legislation and regulation affecting the digital asset industry or the potential impact of the use of Bitcoin or other digital assets by SDN list or other blocked or sanctioned persons, which could have material adverse effects on our business, financial condition, and results of operations, and our industry more broadly. Further, we may be subject to investigations, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any enforcement actions, all of which could harm our business, financial condition, and results of operations.

We may be subject to substantial environmental or energy regulation and may be adversely affected by legislative or regulatory changes.

Our business is subject to extensive U.S. and Canadian federal, state, provincial, and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to compete on favorable terms with competitors. Our plans and strategic initiatives are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives. If new regulations are imposed or if existing regulations are modified, the assumptions made underlying our plans and strategic initiatives may be inaccurate and we may incur additional costs to adapt our plans, if we are able to adapt them at all, to such changes. Failure to comply with such requirements could result in the shutdown of non-complying operations, the imposition of liens, fines, and/or civil or criminal liability, costly litigation, or substantial delays or modifications to our operations or strategic initiatives. Changes to these laws and regulations could result in temporary or permanent restrictions on our operations. Compliance with or opposing such regulation may be costly. In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities at which we host our Bitcoin miners, regardless of when the liabilities arose and whether they are known or unknown.

In addition, there continues to be a lack of consistent environmental legislation, which creates economic and regulatory uncertainty for our business because Bitcoin mining, with its energy demands, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our business, financial condition, and results of operations. Further, even without such regulation, increased awareness or adverse publicity about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business, financial condition, and results of operations.

We may be involved in legal proceedings from time to time, which could adversely affect us.

From time to time we may be a party to legal and regulatory proceedings, including matters involving governmental agencies or regulators, entities with whom we do business and other proceedings, whether arising in the ordinary course of business or otherwise. As a result of the Mergers, we have assumed and are now subject to Gryphon’s pending and potential legal proceedings, and any adverse outcomes in such matters could result in significant costs, liabilities, or other negative effects on our business, financial condition, results of operations, and reputation. We could also be subject to demands or litigation relating to the Mergers. Responding to such demands can be expensive and divert management time and resources. We evaluate our exposure to legal and regulatory proceedings and establish reserves, if required, for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties and contingencies. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liabilities, and/or require us to change our business practices. In addition, the expenses and liabilities of litigation and other proceedings and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our business, financial condition, and results of operations. For a description of material legal proceedings in which we are involved, see Note 15. Commitments and contingencies to our Combined Financial Statements included elsewhere in this Annual Report.

In addition, responding to lawsuits brought against us and governmental inquiries or legal actions that we may initiate may be expensive, time-consuming, and disruptive to normal business operations. The results of complex legal proceedings and governmental inquiries could adversely affect our business, financial condition, and results of operations and we could incur substantial monetary liability and/or be required to change our business practices.

Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in various jurisdictions in the United States and Canada and may become subject to taxation in additional jurisdictions as we expand. Our effective tax rate could be adversely affected in the future by several factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, changes in the geographic mix of our earnings, and the outcome of income tax audits in any of the jurisdictions in which we operate or are otherwise subject to tax.

A significant change in U.S. or Canadian tax laws and regulations may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate. We regularly assess these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the outcome of income tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on our business, financial condition, and results of operations.

Developments regarding the treatment of Bitcoin for applicable U.S. and Canadian federal, state, provincial, local, and other tax purposes could adversely impact our business.

Our assets are concentrated in Bitcoin holdings. Due to the evolving nature of Bitcoin regulations and treatment and the absence of comprehensive guidance with respect to Bitcoin and related transactions, many significant aspects of the applicable U.S. and Canadian federal, state, provincial, local, and other tax treatment of transactions involving Bitcoin, such as the purchase and sale of Bitcoin and the receipt of staking rewards and other digital asset incentives and rewards products, are uncertain and it is unclear what guidance may be issued in the future with respect to the tax treatment of Bitcoin and related transactions.

Current Internal Revenue Service ("IRS") guidance indicates that for U.S. federal income tax purposes digital assets, including Bitcoin, should be treated and taxed as property and transactions involving the payment of Bitcoin for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks and airdrops of digital currencies may give rise to taxable events and guidance with respect to the determination of the tax basis of digital currencies. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain hard forks and airdrops, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions, including staking rewards, other digital asset incentives, and reward products. Generally, while current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a Bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which may be favorable for investors in Bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that Canadian federal or applicable state, provincial, local, and other taxing authorities or courts will follow or continue to follow the approach of the IRS with respect to the treatment of digital assets, including Bitcoin. Generally, any alteration of existing guidance or issuance of new or different guidance may have negative consequences, including the imposition of a greater tax burden on investors on Bitcoin or imposing a greater cost on the acquisition and disposition of Bitcoin. In either case, this may have a negative effect on the trading price of Bitcoin or otherwise negatively impact our business, financial condition, and results of operations. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty of its treatment for applicable U.S. and Canadian federal, state, provincial, local, and other tax purposes.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets, including Bitcoin and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets, including Bitcoin, may adversely affect the value of the Bitcoin we hold as well as our business, financial condition, and results of operations. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing some or all digital asset networks or holding or transferring their digital assets. As a result, an intellectual property claim against us or other large digital asset network participants could adversely affect our business, financial condition, and results of operations.

We may not protect our intellectual property rights and other proprietary rights effectively.

We may not be able to obtain broad protection in the United States, Canada, or elsewhere for our current or future intellectual property and other proprietary rights. Protecting our intellectual property rights and other proprietary rights may require significant expenditure of our financial, managerial, and operational resources. Any of our intellectual property rights and other proprietary rights, whether registered, unregistered, issued, or unissued, may be challenged by others or invalidated through administrative proceedings and/or litigation. Moreover, the steps that we may take to protect our intellectual property and other proprietary rights may not be adequate to protect such rights or prevent third parties from infringing or misappropriating such rights. A third party might try to reverse engineer or otherwise obtain and use our intellectual property without our permission, allowing competitors to duplicate our products. We cannot guarantee that others will not readily ascertain by proper means the proprietary technology used in or embodied by our technology or that others will not independently develop substantially equivalent technology or that we can meaningfully protect the rights to unpatented technology. We also cannot guarantee that our agreements with our employees, consultants, advisors, sublicensees, and strategic partners restricting the disclosure and use of trade secrets, inventions, and confidential information relating to our technology will provide meaningful protection for our intellectual property and other proprietary rights.

Our intellectual property may infringe claims of third-party intellectual property rights or other proprietary rights, which could adversely affect our business and profitability.

Our commercial success may depend, in part, on our ability to operate without infringing third-party intellectual property rights or other proprietary rights. For example, there may be issued patents of which we are not aware that our services or technology infringe on. Also, there may be patents that we believe we do not infringe on, but that we may ultimately be found to by a court of law or government regulatory agency. Moreover, patent applications, in some cases, are maintained in secrecy until patents are issued. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our services or technology allegedly infringe on. If a third party brings any claim against us based on third-party intellectual property rights and/or other proprietary rights, we will be required to spend significant resources to defend and challenge such claim, as well as to invalidate any such rights. Any such claim, if initiated against us, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of technical and management personnel, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile or may decline regardless of our operating performance.

Although our Class A common stock is listed on Nasdaq, an active trading market for our Class A common stock may never develop or be sustained. The lack of an active market may impair your ability to sell your shares of Class A common stock at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling securities and may impair our ability to acquire other businesses or technologies using our securities as consideration, which, in turn, could materially adversely affect our business.

The market price of our Class A common stock has been, and is likely to continue to be, volatile and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
volatility in the price of Bitcoin
•
overall performance of the equity markets;
•
our operating performance and the performance of other similar companies;
•
the published opinions and third-party valuations by banking and market analysts;
•
changes in our projected operating results, if any, that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts;

•
regulatory or legal developments;
•
the level of expenses related to operations;
•
our failure to achieve our goals in the timeframe we announce;
•
announcements of acquisitions, strategic alliances, or significant agreements by us;
•
recruitment or departure of key personnel;
•
the economy as a whole and market conditions in our industry;
•
trading activity by stockholders who may own or transact in significant amounts of our Class A common stock, including upon the expiration of any contractual restrictions;
•
the size of our public float;
•
political uncertainty and/or instability in the United States; and
•
any other factors discussed in this Annual Report and our other filings with the SEC.

In addition, the equity markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many Bitcoin mining and digital asset companies. Stock prices of many Bitcoin mining and digital asset companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, financial condition, and results of operations.

Our multi-class capital structure concentrates voting control with Hut 8 and certain of our other principal shareholders, who have the ability to control the direction of our business and significantly influence all matters submitted to our stockholders for approval.

A number of provisions relating to the multi-class structure of our capital stock are rare or otherwise not common among other corporations with multiple class structures. For instance, each share of our Class B common stock is entitled to 10,000 votes per share, each share of our Class C common stock is entitled to 10 votes per share and each share of our Class A common stock is entitled to one vote per share. Additionally, our Amended and Restated Certificate of Incorporation (the "Charter") provides that transfers by holders of our Class B common stock and Class C common stock will not result in those shares automatically converting to Class A common stock. Moreover, our Charter does not provide for any automatic conversion of shares of our Class B common stock and Class C common stock into Class A common stock, regardless of identity of the holders thereof or the size of their holdings of the same. See "Description of Capital Stock" in Exhibit 4.1 to this Annual Report.

As of March 25, 2026, Hut 8 owns approximately 55.3% of the shares of our common stock and a majority of the total combined voting power of our outstanding capital stock. As of March 25, 2026, Hut 8, together with our other greater than 5% stockholders, own 61.7% of the shares of our common stock, in total representing a majority of the total combined voting power of our outstanding capital stock.

For so long as Hut 8 owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder, subject to certain limited exceptions for certain class votes. As a result, Hut 8 has, and is expected to continue to have the ability to control significant corporate activities, including, but not limited to:

•
subject to the provisions of the Investors’ Rights Agreement, the election of the Board and, through the Board, decision-making with respect to our business direction and policies, including the appointment and removal of our officers;
•
acquisitions or dispositions of businesses or assets, mergers, or other business combinations;
•
issuances of shares of our Class A common stock, Class B Common Stock, and Class C Common Stock and changes to our capital structure generally;
•
corporate opportunities that may be suitable for us and Hut 8, subject to the corporate opportunity provisions in our Charter;
•
financing activities, including the issuance of debt securities and/or the incurrence of other indebtedness generally;
•
stock repurchases or the payment of one-time or recurring dividends; and
•
the number of shares available for issuance under our equity incentive plans.

This voting control limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that stockholders other than Hut 8 do not view as beneficial. This voting control may also discourage or have the effect of delaying, deferring or preventing transactions involving a change of control in us, including transactions in which holders of shares of our Class A common stock might otherwise receive a premium for their shares.

Even if Hut 8 owns shares of our capital stock representing less than a majority of the total combined voting power of our outstanding capital stock, so long as Hut 8 owns shares representing a significant percentage of our total combined voting power, Hut 8 will continue to have the ability to substantially influence these significant corporate activities. See "—Risks Related to Bitcoin—Our operations are dependent upon maintaining a good relationship with Hut 8."

Our multi-class capital structure may adversely affect the trading market for our Class A common stock.

It cannot be determined whether our multi-class structure results in a lower or more volatile market price for our Class A common stock, or gives rise to adverse publicity or other adverse consequences. Certain stock index providers exclude or limit the ability of companies with multi-class share structures from being added to certain of their indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multi-class share structures. As a result, our multi-class share structure may make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure and may result in large institutional investors not purchasing shares of our Class A common stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. See "Description of Capital Stock" in Exhibit 4.1 to this Annual Report.

Hut 8’s interests may conflict with our interests and the interests of our other stockholders.

Various conflicts of interest between us and Hut 8 could arise. We have five directors, all of whom have been designated by Hut 8 and two of whom are current directors and executive officers of both us and Hut 8. Ownership interests of these individuals and Hut 8 in our capital stock and ownership interests of our directors and officers in Hut 8 capital stock or service by an individual as either a director and/or officer of both companies, could create, or appear to create, potential conflicts of interest when such individuals are faced with decisions relating to us. These could include:

•
corporate opportunities;
•
the impact that operating or capital decisions, including the incurrence of indebtedness, relating to our business may have on Hut 8’s Consolidated Financial Statements and/or current or future indebtedness, including related covenants;
•
business combinations involving us;
•
our dividend and stock repurchase policies;
•
management stock ownership; and
•
any intercompany agreements and services between us and Hut 8, including the Hut Agreements.

Potential conflicts of interest could also arise if we decide to enter into new commercial arrangements with Hut 8 in the future or in connection with Hut 8’s desire to enter into new commercial arrangements with third parties. Additionally, Hut 8 may be constrained by the terms of agreements relating to its indebtedness from taking actions, or permitting us to take actions, that may be in our best interest.

Furthermore, disputes may arise between us and Hut 8 relating to our business relationships and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to tax, employee benefits, indemnification, and other matters arising from the Mergers; the nature, quality, and pricing of services Hut 8 agrees to provide to us; sales or other disposals by Hut 8 of all or a portion of its ownership interest in us; and business combinations involving us.

We may not be able to resolve any potential conflicts and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party. While we will be controlled by Hut 8, we may not have the leverage to negotiate amendments to our various agreements with Hut 8, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party. See "—Risks Related to Bitcoin—Our operations are dependent upon maintaining a good relationship with Hut 8."

We rely on exemptions from certain Nasdaq corporate governance requirements for controlled companies.

Hut 8 owns more than 50% of the combined voting power of our outstanding capital stock, so we are a "controlled company" under the rules of The Nasdaq Stock Market, LLC (the "Nasdaq Corporate Governance Rules"). As a "controlled company," we are exempt from compliance with certain marketplace rules related to corporate governance, including that: (i) a majority of the Board must be comprised of "Independent Directors" (as defined in the Nasdaq Corporate Governance Rules), (ii) we must adopt a formal written compensation committee charter and have a compensation committee of at least two members, each of which must be an independent director, and (iii) we must adopt a formal written charter or board resolution addressing the nomination process whereby director nominees are selected either by: (a) Independent Directors constituting a majority of the Board’s Independent Directors in a vote in which only Independent Directors participate or (b) a nominations committee comprised solely of Independent Directors.

We rely on certain "controlled company" exemptions. As a result, we do not have a compensation committee and do not have a nominations committee or independent nominating function. Accordingly, for so long as we remain a "controlled company" and avail ourself of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the requirements of the Nasdaq Corporate Governance Rules.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to the 2025 Plan, could result in dilution and could cause the market price of our Class A common stock to fall.

Additional capital will be needed to continue our planned operations and pursue our strategy. We plan to raise significant amounts of additional capital, including in amounts that may exceed our current estimates of enterprise value and future market capitalization, and may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and amounts and in a manner we determine from time to time in order to do so. To the extent we raise additional capital by issuing equity securities, our stockholders are likely to experience substantial dilution and some or all of our financial measures on a per share basis could be reduced. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors are likely to be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders and new investors could gain rights superior to existing stockholders. The perception of, including as a result of any announcement or public knowledge of our intentions, or actual occurrence of, frequent and large capital raising transactions could adversely affect our stock price and increase our volatility.

Pursuant to the Amended and Restated American Bitcoin Corp. 2025 Omnibus Incentive Plan (the "2025 Plan"), the Board is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants, which equity-based awards would also cause dilution to our stockholders. In connection with the Mergers, 181,964,231 shares of our Class C common stock were reserved for issuance under the 2025 Plan. In addition, pursuant to the 2025 Plan, the number of shares of our Class C common stock reserved for issuance automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2026, and ending on (and including) January 1, 2035, by the lesser of (a) a number of shares of common stock equal to the excess of (i) 20% of the number of issued and outstanding fully diluted shares of common stock on December 31stof the preceding calendar year over (ii) the number of shares reserved for issuance under the 2025 Plan as of such date and (b) such number of shares determined by the Board. Pursuant to this automatic increase and subsequent issuances under the 2025 Plan, stockholders may experience additional dilution, which could cause the market price of our Class A common stock to fall.

Sales of a substantial number of shares of Class A common stock or other securities by our stockholders could cause our Class A common stock price to fall.

Sales of a substantial number of shares of our Class A common stock or other securities or the perception that these sales might occur could significantly reduce the market price of our Class A common stock and impair our ability to raise adequate capital through the sale of additional equity securities. In addition, a significant number of shares of our common stock are subject to contractual restrictions on resale, and may be sold at or around a similar time upon expiration of such restrictions. We are unable to predict what effect, if any, market sales of securities held by our significant stockholders, directors, or officers or the availability of these securities for future sale will have on the market price of our Class A common stock.

If equity research analysts do not publish research or reports or publish unfavorable research or reports about us, our business, market, stock price, and trading volume could decline.

The trading market for our Class A common stock may be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of us and such lack of research coverage may adversely affect the market price of our Class A common stock. In the event we do have sufficient equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our Class A common stock could decline if one or more equity research analysts downgrade the stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which in turn could cause our Class A common stock price or trading volume to decline.

We incur, and will continue to incur, increased costs as a result of operating as a public company and our management team is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that Historical ABTC did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and internal control over financial reporting and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our Class A common stock may be harmed.

Among other things, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our compliance requires that we incur substantial accounting and related expenses and expend significant management efforts. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, which may include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To the extent that we remain a "smaller reporting company" with less than $100 million in annual revenue and have between $75 million to less than $700 million in public float, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. On September 3, 2025, following the consummation of the Mergers, we continued to maintain our own internal control over financial reporting and related processes; Gryphon’s internal control over financial reporting and related processes were not integrated and have been excluded from our assessment of the effectiveness of internal control over financial reporting following the Merger. We dedicate resources and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement processes for internal control over financial reporting. Despite such efforts, there is a risk that neither we nor our independent registered public accounting firm, if required, will be able to conclude that our internal control over financial reporting remains effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Moreover, we may identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we cannot provide reliable financial reports, prevent fraud, and operate successfully as a public company, investors could lose confidence in the accuracy and completeness of our financial reports, our reputation and operating results may be harmed, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities.

The historical financial information of Historical ABTC presented herein may not be representative of its results or financial condition if Historical ABTC had been operated as a standalone public company and as a result may not be representative of our results or financial condition.

Historical ABTC did not operate as a standalone company. Prior to the establishment of Historical ABTC, the operations of Historical ABTC were carried out by companies owned or controlled by Hut 8. Historical ABTC’s condensed combined financial statements, representing the historical assets, liabilities, operations, and cash flows directly attributable to Historical ABTC, have been prepared on a carve-out basis through the use of a management approach from Hut 8’s Consolidated Financial Statements and accounting records and are presented on a stand-alone basis as if the operations of Historical ABTC have been conducted independently from Hut 8. Historically, separate financial statements have not been prepared for Historical ABTC and it has not operated as a standalone business from Hut 8. Historical ABTC’s results of operations refer to Hut 8’s Bitcoin mining operations, represented by the "Bitcoin mining" sub-segment of Hut 8’s "Compute" segment. The historical results and financial condition of Historical ABTC may be different from those that would have resulted had Historical ABTC been operated as a standalone public company during the applicable periods or at the applicable dates. As a result, the historical financial information of Historical ABTC may not be indicative of our future operating results or financial position.

Our Charter includes a forum selection clause, which limits our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our Charter provides that the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for (i) any derivative action, suit, or proceeding brought on behalf of us; (ii) any action, suit, or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (iii) any action, suit, or proceeding arising pursuant to the Delaware General Corporation Law (the "DGCL") or our Charter or our bylaws (the "Bylaws") (as any of the foregoing may be amended from time to time); (iv) any action, suit, or proceeding as to which the DGCL confers jurisdiction on the Chancery Court; or (v) any action, suit, or proceeding asserting a claim governed by the internal affairs doctrine.

As a result, any action brought by any of our stockholders with regard to any of these matters will need to be filed in the Court of Chancery of the State of Delaware and cannot be filed in any other jurisdiction; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Charter also provides that the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the U.S. Securities Act of 1933, as amended (the "Securities Act"). Nothing in our Charter or our Bylaws preclude stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law. There is uncertainty as to whether a court would enforce the exclusive forum provision in connection with claims arising under the Securities Act, and in any event, our stockholders cannot waive compliance with federal securities laws and the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. If a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations.

Anti-takeover provisions in our Charter and Bylaws, as well as provisions of Delaware law, could delay or prevent a change of control.

Certain provisions of our Charter and Bylaws could discourage unsolicited takeover proposals that stockholders might consider to be in their best interests. These documents include provisions that, among other things:

•
provide for a classified board of directors, as a result of which the Board is divided into three classes, with each class serving for staggered three-year terms;
•
permit directors to be removed from the Board by stockholders only for cause by the affirmative vote of at least a majority of the combined voting power of the then-outstanding common stock (except that prior to the Voting Threshold Date (as defined therein), directors may be removed by our stockholders with or without cause by an affirmative vote of at least a majority of the combined voting power of the then-outstanding common stock);
•
do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•
authorize the issuance of "blank check" preferred stock without any need for action by stockholders;

•
limit the ability of stockholders to call special meetings of stockholders or to act by written consent in lieu of a meeting (except that prior to the Voting Threshold Date, special meetings of stockholders may be called by our secretary at the request of stockholders holding a majority of the combined voting power of our then-outstanding common stock and stockholder actions may be taken by written consent in lieu of a meeting);
•
require the affirmative vote of at least 66 2/3% of the combined voting power of our then-outstanding common stock, voting as a single class, to amend certain provisions of our Charter; and
•
establish advance notice requirements for nominations for election to the Board or for proposing matters that may be acted on by stockholders at stockholder meetings.

The foregoing factors, as well as the significant ownership of our common stock by Hut 8 and other principal stockholders, could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our Class A common stock. Further, we have opted out of Section 203 of the DGCL. Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. See "Description of Capital Stock" in Exhibit 4.1 to this Annual Report.

We do not expect to pay dividends on our Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our Class A common stock.

We have never declared or paid any cash dividend on our Class A common stock. We expect we will retain future earnings for the development, operation, and expansion of our business and we do not anticipate declaring or paying any cash dividends for the foreseeable future. There is no guarantee that shares of our Class A common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Key members of our management team have limited experience managing a public company.

Certain of our executive officers have, and other future members of our management team may have, limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These individuals may not successfully or efficiently manage the obligations of being a public company, including being subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

Our management will have broad discretion in the use of our cash and cash equivalents and may invest or spend these funds in ways with which you do not agree and in ways that may not increase the value of your investment.

Our management will have broad discretion over the use of our cash and cash equivalents. You may not agree with these decisions and our use of our cash and cash equivalents may not yield any return on your investment. Our management’s failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we may not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Given the inherent and growing risks of our business, we recognize the importance of incorporating, monitoring, and updating cybersecurity risk programs as part of operating, management, and governance practices. Through our Shared Services Agreement, we primarily leverage and rely on Hut 8’s cybersecurity program for risk management and strategy. Hut 8’s Cybersecurity Program has been designed to monitor, manage, and mitigate cybersecurity risks across the enterprise, including those relevant to us. The supporting Cyber Security Policy establishes a cybersecurity framework by defining security responsibilities, access controls, data protection standards, and required technical safeguards intended to protect systems, information, and digital assets.

Hut 8’s Cybersecurity Program and Policy are currently owned by its Chief Legal Officer and Corporate Secretary, working in coordination with its IT function and our management, as appropriate. Hut 8 leverages the insights and expertise of its retained Security Advisory Partner, who provides strategic and technical guidance to Hut 8’s internal team and supplements staffing to assist with day-to-day cybersecurity and related tasks, including services that support our operations. Hut 8’s Security Advisory Partner is responsible for the design and implementation of Hut 8’s information security strategy and works in conjunction with Hut 8’s internal team to collaboratively spearhead cybersecurity efforts, focusing on standards, policy creation and implementation, architecture, and processes.

We believe that Hut 8’s internal team and its Security Advisory Partner, which collectively possess extensive experience and industry-recognized cybersecurity certifications, are qualified to address a wide range of complex cybersecurity demands, including risk assessments, security operations, and incident remediation. Hut 8’s internal team and Security Advisory Partner assess the enterprise security posture on a regular basis. To the extent such assessments are relevant to our business, the results are communicated to our senior management and, as appropriate, to our Board or Audit Committee. Cybersecurity incidents affecting our business are addressed under Hut 8’s Incident Response Plan. Hut 8 maintains an Incident Response Team comprised of members of its internal teams and its Security Advisory Partner, which is responsible for leading the response to cybersecurity incidents, including those that may impact us. The Incident Response Plan outlines processes to identify, report, investigate, contain, and remediate cybersecurity incidents and is designed to facilitate the timely escalation of potentially material incidents to appropriate management and governance bodies to support compliance with applicable disclosure obligations under U.S. federal securities laws.

We, Hut 8, and our counterparties, along with other companies in our industry, have been subject to, and are likely to continue to be the target of, cyber-attacks, as discussed in more detail in "Item 1A. Risk Factors." Through Hut 8’s Third Party Risk Management process, material risks, including cybersecurity threats, stemming from engagement with third-party service providers are assessed and monitored. This process is designed to ensure that vendors presenting material technology or cybersecurity risks are subjected to a rigorous privacy and security review prior to engagement and thereafter monitored continuously for compliance with applicable security standards. Despite the efforts and investments made, not all threats may be prevented. To date, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business, financial condition, or results of operations; however, there can be no assurance that future incidents will not have a material impact. See "Item 1A. Risk Factors."

Cybersecurity Governance

Under the Shared Services Agreement, day-to-day identification, evaluation, and management of cybersecurity risks are conducted by Hut 8 in coordination with our management, under the oversight of our Board and Audit Committee. Our Audit Committee is responsible for overseeing our enterprise risk management processes, including our processes for risk assessment and risk management, which include cybersecurity. In addition, our Audit Committee is presented with information at its regularly scheduled and special meetings, including on risk and security posture, security initiatives and programs, and emerging conditions, and management may provide more frequent, informal communications to the Board or Audit Committee between regularly scheduled meetings, as appropriate. Our Board or Audit Committee, as applicable, reviews this information and delivers strategic feedback, offers recommendations, and, when necessary, grants authorization or directs management to mitigate specific risk exposures.

Item 2. Properties

We do not own or lease any real property for our corporate offices. We currently operate out of facilities provided by Hut 8 at 1101 Brickell Avenue, Suite 1500, Miami, FL 33131. We believe that our office space is suitable for our current needs and, facilities, to the extent needed to meet future needs, may be obtained on commercially reasonable terms.

We use Hut 8's facilities for our Bitcoin mining operations pursuant to a MCSA, under which we generally pay a monthly fee for the use, operation, and maintenance of the relevant facility. Pursuant to an Exclusivity Agreement, Hut 8 is the exclusive provider of hosting and colocation services with respect to our digital asset mining equipment. See "Our Business—Material Agreements."

We believe Hut 8's existing facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative facilities will be available from Hut 8 to accommodate our Bitcoin mining operations.

Item 3. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 15. Commitments and contingencies to our combined financial statements included elsewhere in this Annual Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business.

See "Risk Factors—Risks Related to Certain Regulations and Laws, Including Tax Laws—We may be involved in legal proceedings from time to time, which could adversely affect us."

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is listed on Nasdaq under the symbol "ABTC."

Holders of Record

As of March 25, 2026, there were 266 holders of record of our Class A common stock, 13 holders of record of our Class B common stock, and 0 holders of record of our Class C common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and execute our strategic initiatives. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business, financial condition, results of operations, cash requirements and availability, industry trends, and other factors that the Board may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our indebtedness.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

Except as previously reported in our Current Report on Form 8-K, there were no unregistered sales of equity securities by us during the year ended December 31, 2025.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our combined financial statements and the related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly under "Item 1A. Risk Factors." See also "Cautionary Note Regarding Forward-Looking Statements" elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Our business objective is Bitcoin accumulation, and we aim to pursue that goal through a multi-pronged strategy that combines efficient Bitcoin mining, disciplined Bitcoin reserve expansion, and focused ecosystem engagement. We believe Bitcoin represents an emerging institutional-grade asset class that lacks a clear category leader in the form of a scaled, publicly traded platform purpose-built around Bitcoin accumulation, network participation, and ecosystem development. We are building American Bitcoin with the objective of becoming that platform.

2025 Highlights

•
Scaled Bitcoin Reserve. As of December 31, 2025, we accumulated approximately 5,401 Bitcoin in reserve, positioning us among the top 20 publicly traded Bitcoin treasury companies based on total Bitcoin holdings. As of March 25, 2026, we accumulated approximately 6,963 Bitcoin in reserve, positioning us among the top 16 publicly traded Bitcoin treasury companies based on total Bitcoin holdings. Our Bitcoin in reserve included 2,776 and 3,090 Bitcoin pledged for miner purchases as of December 31, 2025 and March 25, 2026, respectively.
•
Expansion of Mining Fleet. In August 2025, we purchased 16,299 Bitcoin miners, representing approximately 14.02 EH/s and in September 2025, we purchased an additional 981 Bitcoin miners, representing approximately 0.84 EH/s. Subsequently, in February 2026, we purchased 11,298 Bitcoin miners, representing approximately 3.05 EH/s. Upon the delivery and deployment of the recently purchased miners, our total owned fleet is expected to increase to approximately 89,000 miners, representing approximately 28.1 EH/s at an average fleet efficiency of 16.0 J/TH, and our operational fleet is expected to increase to approximately 59,000 miners, representing approximately 25.0 EH/s at an average efficiency of 14.1 J/TH.
•
Launch of 2025 At-The-Market Offering Program. On September 3, 2025, we entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the "2025 ATM"), allowing us to offer and sell up to $2.1 billion of our Class A common stock from time to time. As of December 31, 2025, we issued and sold an aggregate of 65,485,198 shares of our Class A common stock under the 2025 ATM for gross proceeds of approximately $240.5 million. Issuance costs incurred under the 2025 ATM totaled approximately $2.8 million through December 31, 2025. From January 1, 2026 to March 25, 2026, we issued and sold an aggregate of 83,955,130 shares of our Class A common stock under the 2025 ATM for gross proceeds of approximately $110.8 million and incurred issuance costs of approximately $0.4 million.
•
Merger with Gryphon. On May 9, 2025, Gryphon, Merger Sub Inc., Merger Sub LLC, and Historical ABTC entered into the Merger Agreement. On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, the Mergers were completed and Gryphon was renamed to American Bitcoin Corp. after the Closing. This transaction was accounted for under the acquisition method as a reverse acquisition with Historical ABTC identified as the accounting acquirer for financial statement reporting purposes.

Basis of Presentation

References to "we," us," our," and similar terms herein refer to:

(i)
the “ASIC Compute” sub-segment of Hut 8’s “Compute” segment prior to the effectiveness of the Transactions on March 31, 2025;
(ii)
Historical ABTC following the effectiveness of the Transactions on April 1, 2025 until the consummation of the Mergers on September 3, 2025; and
(iii)
American Bitcoin Corp. (formerly known as Gryphon Digital Mining, Inc.) following the consummation of the Mergers on September 3, 2025.

On March 31, 2025, Hut 8, ADC, and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement, pursuant to which Hut 8 contributed to ADC substantially all of Hut 8’s wholly-owned ASIC miners, in exchange for newly issued Class B Common Stock of ADC, representing 80% of the total and combined voting power and 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance. In connection with the Transactions, ADC was renamed American Bitcoin Corp. and became a majority-owned subsidiary of Hut 8.

Until the effectiveness of the Transactions on March 31, 2025, we historically operated as the “ASIC Compute” sub-segment of Hut 8’s “Compute” segment and not as a standalone company; therefore, separate financial statements had not historically been prepared for us prior to April 1, 2025. Our Combined Financial Statements represent the historical assets, liabilities, operations, and cash flows directly attributable to us starting April 1, 2025; the prior periods have been prepared on a carveout basis through the use of a management approach from Hut 8’s Consolidated Financial Statements and accounting records and are presented on a standalone basis as if the operations had been conducted independently from Hut 8.

Following the effectiveness of the Transactions on March 31, 2025, we began operating as a standalone entity with our own accounting and financial records; therefore, starting April 1, 2025, our results of operations are the results directly attributed to our standalone operations rather than the Bitcoin mining operations of Hut 8. Our Combined Balance Sheets as of December 31, 2025 reflects the assets and liabilities that we directly own or are legally obligated to satisfy post-Transactions.

Prior to the effectiveness of the Transactions on March 31, 2025, all revenues and costs, as well as assets and liabilities directly associated with Hut 8’s Bitcoin mining sub-segment activities were included in our Combined Financial Statements, including Hut 8’s strategic Bitcoin reserve (which remained with Hut 8 following the effectiveness of the Transactions). Additional costs allocated to us include corporate general and administrative expenses, which consisted of various categories, including but not limited to: employee compensation and benefits, professional services, facilities and corporate office expenses, information technology, interest expenses, and stock-based compensation. The corporate and general administrative expenses allocated were primarily based on a percentage of revenue basis that was considered to be a reasonable reflection of the utilization of the services provided or benefit received during the periods presented, depending on the nature of the service received. Management believes the assumptions underlying our Combined Financial Statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by us had we operated as a standalone entity during such periods and may not reflect our results of operations, financial position, and cash flows had we been a standalone company during the periods presented. Actual costs that might have been incurred had we been a standalone company would depend on a number of factors, including our organizational structure, what corporate functions we might have performed directly or outsourced, and strategic decisions we might have made in areas such as executive management, legal, and other professional services, and certain corporate overhead functions. These costs also may not be indicative of the expenses that we may incur in the future or would have incurred if we had obtained these services from a third party.

All intracompany transactions within our operations prior to the effectiveness of the Transactions on March 31, 2025 have been eliminated. All intercompany transactions between us and Hut 8 on or before March 31, 2025 are considered to be effectively settled in our Combined Financial Statements at the time the transactions are recorded. The total net effect of these intercompany transactions considered to be settled are reflected in our Combined Statement of Cash Flows within financing activities and in our Combined Balance Sheets as net Hut 8 investment. At March 31, 2025, as described in the description of the Transactions above, the total net Hut 8 investment has been settled.

Prior to the effectiveness of the Transactions on March 31, 2025, our equity balance in our Combined Financial Statements represents the excess of total liabilities over assets. Net Hut 8 investment is primarily impacted by contributions from Hut 8 that are the result of net funding provided by or distributed to Hut 8.

Prior to the effectiveness of the Transactions on March 31, 2025, cash was managed through bank accounts controlled and maintained by Hut 8. We did not have legal ownership of any bank accounts containing cash balances prior to March 31, 2025. As such, cash held in commingled accounts with Hut 8 is presented within net Hut 8 investment on our Combined Balance Sheets. Subsequent to March 31, 2025, we have set up our own legally separate bank accounts to appropriately directly settle our liabilities and to manage our own cash.

Prior to the effectiveness of the Transactions on March 31, 2025, we were not a co-obligor on Hut 8’s third-party, long-term debt obligations nor were we expected to pay any portion of Hut 8's third-party, long-term debt. However, proceeds from Hut 8’s third-party debts were used to finance our purchase of Bitcoin miners or directly used for our Bitcoin mining-related activities and were therefore included in our Combined Financial Statements. While we are not a legal obligor, certain Bitcoin mining assets of ours were pledged as collateral as disclosed in Note 5. Digital Assets. Following the effectiveness of the Transactions on March 31, 2025, we are no longer connected to any of Hut 8's third-party debt obligations.

The Combined Financial Statements included in this Annual Report have been prepared in accordance with generally accepted accounting principles, in the United States ("GAAP").

Bitcoin Mining

We generate revenue from Bitcoin rewards by providing computation services to third-party mining pool operators, which combine the computing power of Bitcoin miners to increase the chance of solving a block and getting paid by the network. We provide the service of performing computations of our Bitcoin miners to these mining pool operators and receive in return a payout of Bitcoin based on a contractual formula which primarily calculates the computing power provided to the mining pool as a percentage of the total computing power of the network, regardless of whether the mining pool actually receives the Bitcoin award from the network.

As of December 31, 2025, we operated our Bitcoin miners at four sites under the MCSA with Hut 8:

•
Alpha (Niagara Falls, New York);
•
Medicine Hat (Medicine Hat, Alberta);
•
Salt Creek (Orla, Texas); and
•
Vega (Amarillo, Texas)

Kearney (Kearney, Nebraska) and Granbury (Granbury, Texas)

Until April 30, 2024, we also had Bitcoin mining operations hosted at sites in Kearney, Nebraska and Granbury, Texas.

Medicine Hat (Medicine Hat, Alberta) and Salt Creek (Orla, Texas)

During February and March 2025, mining activity at our Medicine Hat and Salt Creek sites was reduced due to a planned fleet upgrade, which was completed on April 4, 2025. The upgrade resulted in the deployment of higher efficiency Bitcoin miners, improving the efficiency of our Bitcoin mining operations.

Vega (Amarillo, Texas)

In August 2025, we entered into service orders with Hut 8 pursuant to the MCSA and MMSA to host additional Bitcoin miners at Hut 8’s Vega site in Amarillo, Texas, most of which were delivered in August with the remainder delivered in September 2025. Prior to August 2025, we did not mine at Hut 8’s Vega site.

Drumheller (Drumheller, Alberta)

We previously mined Bitcoin at Hut 8’s site in Drumheller, Alberta, which had been non-operational since March 2024. In March 2026, Hut 8 completed the reenergization of the Drumheller site, where we expect to deploy 11,298 Bitcoin miners to resume Bitcoin mining operations.

Key Factors Affecting ABTC’s Performance

Price of Bitcoin

Our business is heavily dependent on the price of Bitcoin, which is traded globally and has historically experienced significant volatility. We generate revenue from Bitcoin rewards we earn through third-party mining pool operators and Bitcoin we acquire through at-market purchases and strategic transactions to further build our strategic reserve. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), Bitcoin is revalued at its fair value at the end of each reporting period, with changes to fair value recognized in net (loss) income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.

Bitcoin network difficulty and hashrate

Our business is not only impacted by the volatility in Bitcoin prices, but also by increases in the competition for Bitcoin production, specifically for Bitcoin mining. This increased competition is described as the network hashrate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires Bitcoin miners, like us, to upgrade our equipment to remain profitable and compete effectively with other miners. Conversely, a decline in network hashrate results in a decrease in difficulty, increasing mining proceeds and profitability.

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

Power costs

Power costs are a significant component of our cost to mine a Bitcoin. Power costs can be highly volatile and sensitive to various factors outside of our control. We are subject to variable power prices and market rate fluctuations through our MCSA with Hut 8, through which power costs are incurred as a pass-through expense. Increased power costs impact the profitability of our Bitcoin mining operations.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss or income, adjusted for impacts of interest expense, income tax benefit or provision, depreciation and amortization, loss on sale of property and equipment, gain on derivatives, gain on warrant liability, gain on debt extinguishment, the removal of non-recurring transactions, loss from discontinued operations, net of income tax benefit, stock-based compensation expense, and foreign exchange loss in the period presented. You are encouraged to evaluate each of these adjustments and the reasons that our Board and management team consider them appropriate for supplemental analysis.

Our Board and management team use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization), and other items (such as non-recurring transactions) that impact the comparability of financial results from period to period.

Net (loss) income is the GAAP measure most directly comparable to Adjusted EBITDA. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, its definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see "—Results of Operations" below.

Results of Operations

Years Ended December 31, 2025 and 2024

	Years Ended
	December 31,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue	$185,164	$71,537	$113,627

Cost of revenue (exclusive of depreciation and amortization shown below)	92,001	39,509	52,492

Operating expenses (income):
Depreciation and amortization	58,239	22,744	35,495
General and administrative expenses	33,394	34,486	(1,092)
Loss (gain) on digital assets	227,064	(509,303)	736,367
Loss on sale of property and equipment	2,454	-	2,454
Total operating expenses (income)	321,151	(452,073)	773,224
Operating (loss) income	$(227,988)	$484,101	$(712,089)

Other income (expense):
Interest expense	—	(3,489)	3,489
Gain on derivatives	56,318	6,780	49,538
Gain on warrant liability	384	—	384
Gain on debt extinguishment	—	5,966	(5,966)
Total other income	56,702	9,257	47,445

(Loss) income from continuing operations before taxes	(171,286)	493,358	(664,644)

Income tax benefit (provision)	18,115	(59,607)	77,722

Net (loss) income from continuing operations	$(153,171)	$433,751	$(586,922)

Loss from discontinued operations (net of income tax benefit of nil and $1.6 million, respectively)	—	(4,816)	4,816

Net (loss) income	$(153,171)	$428,935	$(582,106)

Other comprehensive income (loss):
Foreign currency translation adjustments	4,467	(59,344)	63,811
Total comprehensive (loss) income	$(148,704)	$369,591	$(518,295)

Adjusted EBITDA reconciliation:

	Years Ended
	December 31,		Increase
(in USD thousands)	2025	2024	(Decrease)
Net (loss) income	$(153,171)	$428,935	$(582,106)
Interest expense	—	3,489	(3,489)
Income tax (benefit) provision	(18,115)	59,607	(77,722)
Depreciation and amortization	58,239	22,744	35,495
Loss on sale of property and equipment	2,454	—	2,454
Gain on derivatives	(56,318)	(6,780)	(49,538)
Gain on warrant liability	(384)	—	(384)
Gain on debt extinguishment	—	(5,966)	5,966
Non-recurring transactions (1)	7,838	1,590	6,248
Loss from discontinued operations (net of income tax benefit of nil and $1.6 million, respectively)	—	4,816	(4,816)
Stock-based compensation expense	2,145	9,173	(7,028)
Adjusted EBITDA	$(157,312)	$517,608	$(674,920)

(1) Non-recurring transactions for the year ended December 31, 2025 represented approximately $7.8 million of Merger-related transaction costs. Non-recurring transactions for the year ended December 31, 2024 represented approximately $1.6 million of restructuring costs.

Revenue

Revenue was $185.2 million and $71.5 million for the years ended December 31, 2025 and 2024, respectively. This $113.7 million increase was primarily driven by improved mining efficiencies at the Medicine Hat and Salt Creek sites following our fleet upgrade. The upgrade included the installation of higher-efficiency machines and targeted infrastructure enhancements at Hut 8’s sites to support higher rack-level power density. In addition, deployment of Bitcoin miners at the Vega site in August and September 2025 added approximately 14.86 EH/s to our mining fleet. As a result, Bitcoin production increased to 1,789 Bitcoin during the year ended December 31, 2025, compared to 1,184 Bitcoin during the year ended December 31, 2024. Average revenue per Bitcoin mined also increased to approximately $103,521 during the year ended December 31, 2025 compared to $60,436 during the year ended December 31, 2024.

Cost of revenue

Cost of revenue was $92.0 million and $39.5 million for the years ended December 31, 2025 and 2024, respectively. This $52.5 million increase was primarily due to higher uptime resulting from the fleet upgrade that was completed in April 2025 at the Medicine Hat and Salt Creek sites. It was also driven by our deployment of the Bitcoin miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet.

Depreciation and amortization

Depreciation and amortization expense was $58.2 million and $22.7 million for the years ended December 31, 2025 and 2024, respectively. The $35.5 million increase was primarily attributable to higher depreciation expense resulting from the fleet upgrade and the deployment of the Bitcoin miners at the Vega site in August and September 2025, which increased our depreciable asset base.

General and administrative expenses

General and administrative ("G&A") expenses were $33.4 million and $34.5 million for the years ended December 31, 2025 and 2024, respectively. This $1.1 million decrease was primarily driven by a $7.0 million decrease in share-based payments and a $1.6 million decrease in restructuring costs. These decreases were partially offset by a $7.8 million increase in transaction costs related to the Mergers.

Loss (gain) on digital assets

Loss on digital assets was $227.1 million for the year ended December 31, 2025 compared to gains on digital assets of $509.3 million for the year ended December 31, 2024. In connection with the Transactions on March 31, 2025, Hut 8's Bitcoin remained with Hut 8. As a result, immediately following the effectuation of the Transactions, we held no Bitcoin on our balance sheet. Starting April 1, 2025, we began to build our own strategic Bitcoin reserve. The loss on digital assets for the year ended December 31, 2025 was primarily attributable to the decline in the price of Bitcoin, which decreased from approximately $93,354 as of December 31, 2024 to approximately $87,498 as of December 31, 2025. Additionally, the price of Bitcoin at the time of Transactions on March 31, 2025 was approximately $82,534 per Bitcoin, which represents a decrease from the price as of December 31, 2024, and resulted in a $112.4 million loss in digital assets recognized for the period of time up to the Transactions during the twelve months ended December 31, 2025. In contrast, gains on digital assets of $509.3 million for the year ended December 31, 2024 were driven by an increase in the price of Bitcoin from approximately $42,288 as of December 31, 2023 to approximately $93,354 as of December 31, 2024.

Other income

Other income was $56.7 million and $9.3 million for the years ended December 31, 2025 and 2024, respectively. The $47.4 million increase was primarily driven by a $49.5 million increase in gain on derivatives related to the Bitcoin redemption option with Bitmain. This increase was partially offset by a $6.0 million decrease in gain on debt extinguishment related to a loan recognized in the prior year. In addition, interest expense decreased by $3.5 million as we no longer incurred interest expense following the completion of the Transactions on March 31, 2025.

Income tax benefit (provision)

Income tax benefit was $18.1 million for the year ended December 31, 2025 compared to an income tax provision of $59.6 million for the year ended December 31, 2024. The $77.7 million increase in income tax benefit was primarily due to the loss on digital assets for the year ended December 31, 2025, which was driven by Hut 8 retaining a portion of its Bitcoin on its standalone balance sheet and a decrease in the market price of Bitcoin during the period. This loss reduced pre-tax income and, in turn, increased the income tax benefit recognized for the period.

Loss from discontinued operations

Loss from discontinued operations was nil and $4.8 million for the years ended December 31, 2025 and 2024, respectively. On March 6, 2024, we announced the closure of Hut 8's Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strengthen financial performance. The $4.8 million loss primarily consisted of a $3.1 million impairment of long-term assets and $3.3 million of operating losses associated with the site closure, partially offset by a $1.6 million income tax benefit. During March 2026, Hut 8 completed the reenergization of the Drumheller site after resolving voltage issues and supporting our higher-efficiency of Bitcoin miners.

Years Ended December 31, 2024 and 2023

	Years ended
	December 31,		Increase
(in USD thousands)	2024	2023	(Decrease)
Revenue	$71,537	$64,981	$6,556

Cost of revenue (exclusive of depreciation and amortization shown below)	39,509	43,609	(4,100)

Operating expenses (income):
Depreciation and amortization	22,744	14,407	8,337
General and administrative expenses	34,486	34,198	288
Gains on digital assets	(509,303)	(33,470)	(475,833)
Total operating (income) expense	(452,073)	15,135	(467,208)
Operating income	$484,101	$6,237	$477,864

Other income (expense):
Foreign exchange loss	—	(300)	300
Interest expense	(3,489)	(8,811)	5,322
Gain on debt extinguishment	5,966	23,683	(17,717)
Gain on derivatives	6,780	—	6,780
Total other income	9,257	14,572	(5,315)

Income from continuing operations before taxes	493,358	20,809	472,549

Income tax (provision) benefit	(59,607)	18,804	(78,411)

Net income from continuing operations	$433,751	$39,613	$394,138

Loss from discontinued operations (net of income tax benefit of $1.6 and nil, respectively)	(4,816)	—	(4,816)

Net income	$428,935	$39,613	$389,322

Other comprehensive (loss) income:
Foreign currency translation adjustments	(59,344)	10,997	(70,341)
Total comprehensive income	$369,591	$50,610	$318,981

Adjusted EBITDA reconciliation:

	Years Ended
	December 31,		Increase
(in USD thousands)	2024	2023	(Decrease)
Net income	$428,935	$39,613	$389,322
Interest expense	3,489	8,811	(5,322)
Income tax provision (benefit)	59,607	(18,804)	78,411
Depreciation and amortization	22,744	14,407	8,337
Gain on debt extinguishment	(5,966)	(23,683)	17,717
Gain on derivatives	(6,780)	—	(6,780)
Non-recurring transactions (1)	1,590	7,275	(5,685)
Loss from discontinued operations (net of income tax benefit of $1.6 million and nil, respectively)	4,816	—	4,816
Stock-based compensation expense	9,173	9,107	66
Foreign exchange loss	—	300	(300)
Adjusted EBITDA	$517,608	$37,026	$480,582

(1) Non-recurring transactions for the year ended December 31, 2024 represented approximately $1.6 million of restructuring costs. Non-recurring transactions for the year ended December 31, 2023 represented approximately $7.3 million of sales tax accrual.

Revenue

Revenue was $71.5 million and $65.0 million for the years ended December 31, 2024 and 2023, respectively. This $6.5 million increase was primarily driven by an increase in the average revenue per Bitcoin mined to $60,436 from $30,398 for the years ended December 31, 2024 and 2023, respectively. This increase was partially offset by a reduction in Bitcoin mined (we mined 1,184 Bitcoin during the year ended December 31, 2024 versus 2,138 Bitcoin mined during the year ended December 31, 2023), due to an increase in network difficulty and the halving event in April 2024 reducing block rewards from 6.25 to 3.125 Bitcoin per block.

Cost of revenue

Cost of revenue was $39.5 million and $43.6 million for the years ended December 31, 2024 and 2023, respectively. This $4.1 million decrease was primarily due to relocating the Bitcoin miner fleet from higher cost hosted sites to lower cost self-mining sites and the deployment of Hut 8's proprietary energy curtailment software, Reactor.

Depreciation and amortization

Depreciation and amortization expense was $22.7 million and $14.4 million for the years ended December 31, 2024 and 2023, respectively. This $8.3 million increase was primarily driven by assets acquired in the combination of Hut 8 Mining Corp. and U.S. Data Mining Group, Inc., which was completed on November 30, 2023 (the "Hut Business Combination"), as we recognized twelve months of combined company depreciation in 2024, compared to one month of combined company depreciation in 2023. Additionally, depreciation increased due to management’s operational efficiency review, which resulted in a change in useful life of our MicroBT M31S and M31S+ and Canaan Avalon miners from four years to five months, resulting in increased depreciation for the year ended December 31, 2024.

General and administrative expenses

G&A expenses were $34.5 million and $34.2 million for the years ended December 31, 2024 and 2023, respectively. This $0.3 million increase was primarily driven by a $3.8 million increase in salary and benefits due to added headcount to support our growth, as well as a result of having twelve months of combined company expenses in 2024, compared to one month of combined company expenses in 2023. Additionally, there was a $1.5 million increase in insurance expense as a result of expanded insurance coverage for the assets acquired in the Hut Business Combination and a $1.6 million increase in restructuring expenses after the completion of Hut Business Combination. These increases were partially offset by (i) a $7.4 million decrease resulting from a non-recurring state tax expense related to Bitcoin miners at mining locations in Texas recognized in 2023 and (ii) a $1.8 million decrease in professional fees due to lower transaction-related costs in 2024.

Gains on digital assets

Gains on digital assets were $509.3 million and $33.5 million for the years ended December 31, 2024 and 2023, respectively. This increase was due to the increased Bitcoin prices as of December 31, 2024 compared to the prior year period. The price of Bitcoin as of December 31, 2024 was approximately $93,354 compared to approximately $42,288 as of December 31, 2023.

Other income

Other income was $9.3 million for the year ended December 31, 2024 compared to other income of $14.6 million for the year ended December 31, 2023. This $5.3 million reduction in other income was primarily driven by a $17.7 million decrease in gain on debt extinguishment related to a conversion of approximately $37.9 million of debt outstanding with Anchorage as of September 27, 2024 (the "Anchorage Debt"), which resulted in a gain of approximately $6.0 million of Hut 8's equity in 2024 compared to $23.7 million debt extinguishment related to a loan with NYDIG recorded in 2023. These decreases were partially offset by a $6.8 million gain on derivatives due to an increase in the mark-to-market value of our call options and Bitcoin redemption option and a $5.3 million decrease in interest expense due to lower average borrowings resulting from the conversion of the Anchorage Debt in 2024.

Income tax (provision) benefit

Income tax provision was $59.6 million for the year ended December 31, 2024 compared to income tax benefit of $18.8 million for the year ended December 31, 2023. This increase was primarily due to deferred taxes related to the gain on the fair value of our Bitcoin holdings, in addition to higher taxable income for the year ended December 31, 2024.

Liquidity and Capital Resources

Prior to the Transactions on March 31, 2025, we operated as the "Bitcoin mining" sub-segment of Hut 8's "Compute" segment and not as a standalone company; therefore, our primary sources of liquidity included cash from Hut 8, proceeds from sales of Bitcoin, Hut 8’s strategic Bitcoin reserve, and capital raised from investors.

Subsequent to the effectuation of the Transactions, our primary sources of liquidity included capital raised from investors, including equity sales and our strategic Bitcoin reserve, which we started to accumulate following the effectiveness of the Transactions on April 1, 2025. Our primary cash needs are for Bitcoin purchases to pursue our Bitcoin accumulation strategy, working capital to support our operations and growth, and equipment financing, including the purchase of additional Bitcoin miners.

On June 27, 2025, we issued and sold 159,537,377 shares of our Class A common stock for aggregate gross proceeds in cash and Bitcoin of approximately $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the issuance, including aggregate commissions of $4.8 million. $10.0 million worth of the shares were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000.

On September 3, 2025, we entered into a Controlled Equity Offering Sales Agreement to establish the 2025 ATM, allowing us to offer and sell up to $2.1 billion of our Class A common stock from time to time. As of December 31, 2025, we issued and sold 65,485,198 shares of Class A common stock under our 2025 ATM for gross proceeds of $240.5 million. From January 1, 2026 to March 25, 2026, we issued and sold 83,955,130 shares of Class A common stock under our 2025 gross proceeds of $110.8 million.

Our ability to meet our anticipated cash requirements will depend on various factors including our ability to maintain our existing business, compete with existing and new competitors in existing and new markets and offerings, pursue strategic transactions, access public and private capital markets, and respond to global and domestic economic, political, social conditions, and their impact on demand for our offerings.

We believe that cash flows generated from capital raised from investors and the Bitcoin on our balance sheet will meet our anticipated cash requirements in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2025 and 2024:

	Years Ended
	December 31,
(in USD thousands)	2025	2024
Cash flows used in operating activities	$(79,608)	$(54,033)
Cash flows used in investing activities	(398,261)	(66,586)
Cash flows provided by financing activities	481,691	120,619

Operating Activities

Net cash used in operating activities was $79.6 million and $54.0 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in operating activities for the year ended December 31, 2025 resulted primarily from a net loss of $153.2 million, partially offset by deduction of non-cash adjustments of $24.9 million and favorable changes in working capital of $48.6 million. Net cash used in operating activities for the year ended December 31, 2024 resulted primarily from net income of $428.9 million, adjusted for non-cash items of $(494.6) million and unfavorable changes in working capital of $11.7 million.

Investing Activities

Net cash used in investing activities totaled $398.3 million for the year ended December 31, 2025 and primarily reflects (i) $405.1 million of Bitcoin purchases, partially offset by $3.4 million in proceeds from the sale of Bitcoin, (ii) $2.5 million in proceeds from the sale of property and equipment, and (iii) $0.9 million acquired as part of the Mergers. Net cash used in investing activities totaled $66.6 million for the year ended December 31, 2024 and primarily reflects (i) $100.7 in purchases of digital assets, (ii) $29.1 million in deposits paid to purchase property and equipment, and (iii) $6.6 million in purchases of property and equipment, partially offset by $69.8 million in proceeds from Bitcoin sales.

Financing Activities

Net cash provided by financing activities was $481.7 million for the year ended December 31, 2025, which primarily consisted of (i) $237.7 million in net proceeds from the issuance of our Class A common stock through the our 2025 ATM, (ii) $205.3 million in net cash proceeds from the issuance and sale of our Class A common stock through a Common Stock Purchase Agreement for a private placement with certain accredited investors, and (iii) $38.6 million of net Hut 8 investment. Net cash provided by financing activities was $120.6 million for the year ended December 31, 2024, primarily consisted of $132.1 million of net Hut 8 investment, partially offset by $11.5 million in loan repayments.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Combined Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Combined Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position, and statement of cash flows.

While our significant accounting policies and estimates are described in more detail in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements in our Combined Financial Statements included elsewhere in this Annual Report, we believe the following accounting policies and estimates are most critical to understanding and evaluating this management discussion and analysis:

Digital Assets

Accounting for digital assets requires significant judgment, including classification, measurement, presentation, and the determination of fair value. Digital assets pledged as collateral, including under arrangements with Bitmain, require additional judgment in evaluating the appropriate accounting treatment, including whether such assets remain recognized on our Combined Balance Sheets. Pledged digital assets remain recognized because we retain ownership and continue to be exposed to changes in market value.

Long-lived Assets

Property, plant, and equipment are recorded at cost, net of accumulated depreciation. Judgment is necessary in estimating our various assets’ useful lives. This includes evaluating our own usage experience with our currently owned miners, the rate of technological advancement, and market-related factors such as the price of Bitcoin and the Bitcoin network hashrate, which impact the value of the miners. Depreciation is computed using the straight-line method over the estimated useful lives of the miners. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change.

We review our long-lived assets, including property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted cash flows expected to be generated by the asset. Significant judgment is used when estimating future cash flows, particularly the price of Bitcoin and the network hashrate. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Should our estimates of useful lives, undiscounted cash flows, or asset fair values change, additional and potentially material impairments may be required, which could have a material impact on our reported financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Tariff Risk

Changes in government and economic policies, incentives, trade regulations, or tariffs may have a material impact on equipment that we import. There remains uncertainty regarding the potential imposition of new tariffs or changes to existing tariffs on goods imported from certain countries where we source our equipment. Such developments could adversely affect our ability to procure equipment on a timely basis or at cost-effective levels, which in turn may impact project timelines, capital expenditures, and operating margins. We continuously monitor developments in trade policy and may adjust our procurement strategies, sourcing arrangements, or deployment plans in response to such changes; however, there can be no assurance that such actions will fully mitigate the impact of adverse tariff or trade policy developments.

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin.

As of December 31, 2025, we held 5,401 Bitcoin, and the fair value of a single Bitcoin was approximately $87,498. Therefore, the fair value of our strategic Bitcoin reserve as of December 31, 2025 was approximately $472.6 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

Custodian Risk

Our Bitcoin is held with third-party custodians, including Anchorage and Bitgo, that we select based on various factors, including their financial strength, security measures, insurance coverage, and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the year ended December 31, 2025, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
American Bitcoin Corp.:

Opinion on the Combined Financial Statements

We have audited the accompanying combined balance sheet of American Bitcoin Corp. (the Company) as of December 31, 2025, the related combined statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the combined financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of audit evidence pertaining to the existence of and rights to digital assets

As discussed in Notes 2 and 5 to the combined financial statements, the Company’s digital assets are either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or held by Bitmain Technologies Delaware Limited (together with its affiliates, Bitmain) for the Bitcoin pledged in connection with the BITMAIN Purchase Agreement for miner purchases from Bitmain (collectively, the digital assets). As of December 31, 2025, the carrying amount of the Company’s digital assets was $472.6 million.

We identified the evaluation of audit evidence pertaining to the existence of and the Company’s rights to the Company’s digital assets as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Company’s rights to the digital assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of and the Company’s rights to the digital assets as of December 31, 2025. We obtained confirmations from the third-party custodians and Bitmain of the Company’s digital assets as of December 31, 2025 and compared the total digital assets confirmed to the Company’s records. We also compared the Company’s record of digital asset holdings and transactions to the records on the public blockchain using a proprietary software audit tool. For digital assets held by Bitmain, we obtained evidence that management had control to the private keys required to access these digital assets by observing the movement of digital assets both prior to and subsequent to year-end using the related private keys. For a selection of on blockchain transfers to third parties, we obtained and assessed evidence that the transaction was appropriately authorized and recorded by the Company. We evaluated the reliability of audit evidence obtained from public blockchain.

Evaluation of the sufficiency of audit evidence over Bitcoin mining revenue

As discussed in Notes 2 and 5 to the combined financial statements, the Company recorded $185.2 million of Bitcoin mining revenue for the year ended December 31, 2025. The Company has entered into arrangements with mining pool operators to perform hash computations for the mining pools. In exchange for providing hash computation services, the Company is entitled to noncash consideration in the form of Bitcoin, calculated under payout models determined by the mining pool operators.

We identified the evaluation of the sufficiency of audit evidence over Bitcoin mining revenue as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was required to evaluate the nature and extent of procedures performed over the completeness, existence, and accuracy of Bitcoin mining revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the completeness, existence, and accuracy of Bitcoin mining revenue. We obtained confirmations from the third-party mining pool operators of the total mining rewards earned, Bitcoin deposited, and the Bitcoin wallet addresses in which the rewards are deposited for the year ended December 31, 2025, and compared the confirmed information to the Company’s records. For a selection of the Company’s Bitcoin mining revenue, we compared the Company’s record of Bitcoin received from the mining pool operators to the records of the public blockchain using a proprietary software audit tool. We evaluated the reasonableness of the prices utilized by the Company to record Bitcoin received as Bitcoin mining revenue by obtaining independent Bitcoin prices and comparing those to the prices selected by the Company. We performed substantive analytical procedures to determine the completeness, existence, and accuracy of Bitcoin mining revenue recognized by the Company. In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

New York, New York
March 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Bitcoin Corp.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of American Bitcoin Corp. (the “Company”) as of December 31, 2024, and the combined related statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor from 2025 to 2025.

Deer Park, Illinois

PCAOB ID: 318

June 6, 2025

American Bitcoin Corp.

Combined Balance Sheets

(in USD thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash	$3,822	$—
Deposits and prepaid expenses	2,163	42,650
Accounts and other receivable	2,127	—
Derivative asset	—	18,076
Digital assets – pledged for miner purchase, current portion	—	92,389
Digital assets receivable	812	—
Total current assets	8,924	153,115

Non-current assets
Derivative asset	101,179	—
Digital assets – held in custody	229,641	525,236
Digital assets – pledged for miner purchase	242,936	—
Digital assets – pledged as collateral	—	331,876
Property and equipment, net	341,724	43,089
Operating lease right-of-use-asset	166,684	—
Indefinite-lived intangible asset	998	—
Goodwill	154,426	53,082
Total non-current assets	1,237,588	953,283
Total assets	$1,246,512	$1,106,398

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$5,808	$31,012
Due to Hut 8	53,490	—
Derivative liability	—	18,437
Income tax payable	701	889
Operating lease liability, current portion	51,595	—
Total current liabilities	111,594	50,338

Non-current liabilities
Miner purchase liability	332,153	—
Deferred tax liabilities	—	40,993
Operating lease liability, less current portion	136,800	—
Warrant liability	146	—
Total non-current liabilities	469,099	40,993
Total liabilities	580,693	91,331

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000,000,000 shares authorized as of December 31, 2025; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 500,000,000,000 shares authorized as of December 31, 2025; 242,941,085 shares issued and outstanding as of December 31, 2025; no shares issued and outstanding as of December 31, 2024	24	—
Class B common stock, $0.0001 par value; 10,000,000,000 shares authorized as of December 31, 2025; 732,224,903 shares issued and outstanding as of December 31, 2025; no shares issued and outstanding as of December 31, 2024	73	—
Class C common stock, $0.0001 par value; 125,000,000,000 shares authorized as of December 31, 2025; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	718,270	—
Accumulated deficit	(52,548)	—
Accumulated other comprehensive loss	—	(48,347)
Net Hut 8 investment	—	1,063,414
Total stockholders’ equity	665,819	1,015,067
Total liabilities and stockholders’ equity	$1,246,512	$1,106,398

See accompanying Notes to Combined Financial Statements.

American Bitcoin Corp.

Combined Statements of Operations and Comprehensive (Loss) Income

(in USD thousands, except share and per share data)

	Years Ended
	December 31,
	2025	2024	2023
Revenue	$185,164	$71,537	$64,981

Cost of revenue (exclusive of depreciation and amortization shown below)	92,001	39,509	43,609

Operating expenses (income):
Depreciation and amortization	58,239	22,744	14,407
General and administrative expenses	33,394	34,486	34,198
Loss on sale of property and equipment	2,454	—	—
Loss (gain) on digital assets	227,064	(509,303)	(33,470)
Total operating expenses (income)	321,151	(452,073)	15,135
Operating (loss) income	(227,988)	484,101	6,237

Other income (expense):
Foreign exchange loss	—	—	(300)
Interest expense	—	(3,489)	(8,811)
Gain on derivatives	56,318	6,780	—
Gain on warrant liability	384	—	—
Gain on debt extinguishment	—	5,966	23,683
Other income	56,702	9,257	14,572

(Loss) income from continuing operations before taxes	(171,286)	493,358	20,809

Income tax benefit (provision)	18,115	(59,607)	18,804

Net (loss) income from continuing operations	$(153,171)	$433,751	$39,613

Loss from discontinued operations (net of income tax benefit of nil, $1.6 million, and nil respectively)	—	(4,816)	—

Net (loss) income	(153,171)	428,935	39,613

Other comprehensive income (loss):
Foreign currency translation adjustments	4,467	(59,344)	10,997
Total comprehensive (loss) income	$(148,704)	$369,591	$50,610

	Years Ended
	December 31,
	2025	2024	2023
		(Unaudited)	(Unaudited)
Net (loss) income per share of common stock:
Basic from continuing operations(1)	$(0.17)	$0.49	$0.04
Diluted from continuing operations(1)	$(0.17)	$0.49	$0.04

Weighted average number of shares of common stock outstanding:
Basic	905,027,438	891,762,280	891,762,280
Diluted	905,078,048	891,762,280	891,762,280

(1) Basic and diluted (loss) earnings per share for Class A and Class B common stock were the same in 2025, 2024, and 2023.

See accompanying Notes to Combined Financial Statements.

American Bitcoin Corp.

Combined Statements of Stockholders’ Equity

(in USD thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional	Retained Earnings	Accumulated Other	Hut 8	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Net Investment	Equity
Balance, December 31, 2023	—	$—	—	$—	$—	$—	$10,997	$462,787	$473,784
Net income	—	—	—	—	—	—	—	428,935	428,935
Net transfers from Hut 8	—	—	—	—	—	—	—	171,692	171,692
Foreign currency translation adjustments	—	—	—	—	—	—	(59,344)	—	(59,344)
Balance, December 31, 2024	—	—	—	—	—	—	(48,347)	1,063,414	1,015,067
Net loss(a)	—	—	—	—	—	(52,548)	—	(100,623)	(153,171)
Net transfers to Hut 8	—	—	—	—	—	—	—	(798,687)	(798,687)
Disposition of cumulative translation adjustment	—	—	—	—	—	—	48,347	(48,347)	—
Contribution from Hut 8	—	—	—	—	5,262	—	—	—	5,262
Issuance of shares resulting from the Transactions (Note 1)	—	—	732,224,903	73	115,684	—	—	(115,757)	—
Issuance of shares – ABTC private placement	159,537,377	16	—	—	215,259	—	—	—	215,275
Issuance of common stock – Mergers	16,893,390	2	—	—	135,821	—	—	—	135,823
Akerna Warrants assumed in the Mergers	—	—	—	—	18	—	—	—	18
Issuance of common stock – at-the-market offering, net of issuance costs	65,485,198	5	—	—	237,739	—	—	—	237,744
Issuance of common stock – Gryphon warrant exercises	1,025,120	1	—	—	8,487	—	—	—	8,488
Balance, December 31, 2025	242,941,085	$24	732,224,903	$73	$718,270	$(52,548)	$—	$—	$665,819

(a) Net loss of $100,623 from January 1, 2025 through March 31, 2025 is attributed to Hut 8 as it was the sole shareholder prior to March 31, 2025.

See accompanying Notes to Combined Financial Statements.

American Bitcoin Corp.

Combined Statements of Cash Flows

(in USD thousands)

	Years Ended
	December 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(153,171)	$428,935	$39,613
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	58,239	22,744	14,407
Non-cash lease expense	21,710	—	—
Stock-based compensation	2,145	9,173	9,107
Bitcoin mining revenue	(185,164)	(71,537)	(64,981)
Loss (gain) on digital assets	227,064	(509,303)	(33,470)
Deferred tax assets and liabilities	(25,243)	58,719	(19,572)
Gain on derivatives	(56,318)	(6,780)	—
Loss on sale of property and equipment	2,454	—	—
Gain on warrant liability	(384)	—	—
Gain on debt extinguishment	—	(5,966)	(23,683)
Amortization of debt discount	—	3,503	6,262
Paid-in-kind interest expense	—	—	1,917
Loss on discontinued operations	—	4,816	—
Changes in assets and liabilities:
Deposits and prepaid expenses	193	(2,432)	(2,304)
Accounts and other receivable	(2,200)	—	—
Income taxes payable	(188)	122	767
Accounts payable and accrued expenses	(22,235)	13,973	15,972
Due to Hut 8	53,490	—	—
Net cash used in operating activities	(79,608)	(54,033)	(55,965)

Investing activities
Proceeds from sale of digital assets	3,429	69,801	63,689
Purchases of digital assets	(405,147)	(100,708)	—
Deposit paid to purchase property and equipment	—	(29,074)	(966)
Purchases of property and equipment	—	(6,605)	—
Proceeds from sale of property and equipment	2,563	—	—
Cash assumed from the Mergers	894	—	—
Net cash (used in) provided by investing activities	(398,261)	(66,586)	62,723

Financing activities
Repayments of loans payable	—	(11,480)	(10,783)
Debt issuance costs paid	—	—	(584)
Proceeds from the issuance of Class A common stock – private placement, net of issuance costs	205,275	—	—
Proceeds from the issuance of Class A common stock – at-the-market offering, net of issuance costs	237,748	—	—
Proceeds from the issuance of Class A common stock – warrant exercises	6	—	—
Net transfer from Hut 8 – non-cash	38,662	132,099	4,609
Net cash provided by (used in) financing activities	481,691	120,619	(6,758)

Net increase in cash	3,822	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$3,822	$—	$—

See accompanying Notes to Combined Financial Statements.

	Years Ended
	December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	6	—	—

Non-cash transactions
Digital assets received for the issuance of Class A common stock	$10,000	$—	$—
Property and equipment acquired under miner purchase liability	267,166	—	—
Assets acquired, including goodwill, net of liabilities assumed in the Mergers, net of cash acquired	134,929	—	—
Warrants exercised	67	—	—
Reclassification of deposits and prepaid expenses to property and equipment	—	—	42,533
Debt extinguished	—	—	96,688
Assets transferred in debt extinguishment	—	—	73,005
Mining revenue in accounts receivable, net	—	—	292
Common stock issued as part of debt restructuring	—	—	791
Contribution from Hut 8 in connection with debt extinguishment	—	30,420	—
Right-of-use assets obtained in exchange for operating lease liabilities	182,676	—	—
Assets acquired net of liabilities assumed on completion of the Hut 8 Business Combination	—	—	420,658

See accompanying Notes to Combined Financial Statements.

American Bitcoin Corp.

Notes to Combined Financial Statements

Note 1. Description of business, the transactions and basis of presentation

Nature of operations and corporate information

American Bitcoin Corp. is a pure-play Bitcoin accumulation platform that integrates scaled Bitcoin mining operations with disciplined accumulation strategies. Its business is (i) the operation of application-specific integrated circuit ("ASIC") miners for the purpose of mining Bitcoin and (ii) the strategic accumulation of a Bitcoin reserve. References to the "Company" herein refer to:

(i)
the "ASIC compute" sub-segment of Hut 8 Corp.’s "Compute" segment prior to the effectiveness of the Transactions (as defined below) on March 31, 2025;
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

The Transactions

Transaction with American Data Centers Inc.

On March 31, 2025, Hut 8 Corp. ("Hut 8"), American Data Centers Inc. ("ADC"), and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement (the "Agreement"), pursuant to which Hut 8 contributed to ADC substantially all of Hut 8’s wholly-owned ASIC miners, representing the business of the Company, in exchange for newly issued Class B Common Stock of ADC, representing 80% of the total and combined voting power and 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance (the "Transactions"). Prior to the effectiveness of the Transactions, the Company did not operate as a standalone company and instead operated as the "ASIC compute" sub-segment of Hut 8’s "Compute" segment. In connection with the Transactions, ADC was renamed American Bitcoin Corp. ("Historical ABTC") and became a majority-owned subsidiary of Hut 8. The Transactions did not meet the business combination criteria under FASB ASC Topic 805, Business Combinations. The net book value of the assets contributed by Hut 8, representing the business of the Company, was $126.4 million consisting of $121.1 million contributed in March 2025 and $5.3 million contributed in April 2025. Hut 8 incurred $1.5 million in transaction costs related to the Transactions.

In connection with the Transactions, Hut 8 and the Company entered into a Master Services Agreement and a Master Colocation Services Agreement providing for Hut 8 and its personnel to perform day-to-day commercial and operational management services and ASIC colocation services to the Company, respectively, in each case on an exclusive basis for so long as such agreements remain in effect. Hut 8 and the Company also entered into a Shared Services Agreement, pursuant to which Hut 8 and its personnel would provide back-office support services to the Company.

The following table presents a reconciliation of the Combined Balance Sheets of the Company as of March 31, 2025, prior to the effectiveness of the Transactions, and the Combined Balance Sheets of the Company as of March 31, 2025, following the effectiveness of the Transactions:

	Combined Balance Sheet as of	Adjustments Post	Balance Sheet as of
	March 31, 2025	Carveout	March 31, 2025
Assets
Current assets
Deposits and prepaid expenses	$36,920	$(36,920)	$—
Derivative assets	21,397	(21,397)	—
Digital assets - pledged for miner purchase	79,893	(79,893)	—
Total current assets	138,210	(138,210)	—

Non-current assets
Digital assets – held in custody	597,743	(597,743)	—
Digital assets – pledged as collateral	169,608	(169,608)	—
Property and equipment, net	123,079	(1,967)	121,112
Goodwill	53,169	(53,169)	—
Total non-current assets	943,599	(822,487)	121,112
Total assets	$1,081,809	$(960,697)	$121,112

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$108,235	$(108,235)	$—
Derivative liability	896	(896)	—
Income tax payable	19	(19)	—
Total current liabilities	109,150	(109,150)	—

Non-current liabilities
Deferred tax liability	21,103	(15,748)	5,355
Total liabilities	130,253	(124,898)	5,355

Stockholders’ equity
Net Hut 8 investment	995,436	(995,436)	—
Common Stock	—	5	5
Additional paid-in capital	—	115,752	115,752
Accumulated other comprehensive income	(43,880)	43,880	—
Total stockholders’ equity	951,556	(835,799)	115,757
Total liabilities and stockholders’ equity	$1,081,809	$(960,697)	$121,112

Mergers with Gryphon Digital Mining, Inc.

On May 9, 2025, Gryphon Digital Mining, Inc., a Delaware corporation (together with its consolidated subsidiaries and predecessors "Gryphon"), GDM Merger Sub I Inc., a Delaware corporation and wholly owned direct subsidiary of Gryphon ("Merger Sub Inc."), GDM Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Gryphon ("Merger Sub LLC"), and Historical ABTC, entered into an Agreement and Plan of Merger (the "Merger Agreement").

On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the "First Merger") as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the "First Merger Surviving Corporation") and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the "Second Merger" and, taken together with the First Merger, the "Mergers") as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed to American Bitcoin Corp. after the completion of the Mergers (the "Closing"). This transaction was accounted for under the acquisition method as a reverse acquisition with Historical ABTC identified as the accounting acquirer for financial statement reporting purposes.

Please refer to Note 3 for more information on the Business Combinations.

Note 2. Significant accounting policies and recent accounting pronouncements

Basis of presentation

Until the effectiveness of the Transactions on March 31, 2025, the Company’s operations historically operated as the "Bitcoin mining" sub-segment of Hut 8’s "Compute" segment and not as a standalone company; therefore, separate financial statements had not historically been prepared for the Company prior to April 1, 2025. The Company's Combined Financial Statements represent the historical assets, liabilities, operations, and cash flows directly attributable to the Company starting April 1, 2025: the prior periods, have been prepared on a carveout basis through the use of a management approach from Hut 8’s Consolidated Financial Statements and accounting records and are presented on a standalone basis as if the operations had been conducted independently from Hut 8.

Following the effectiveness of the Transactions on March 31, 2025, the Company began operating as a standalone entity with its own accounting and financial records; therefore, starting April 1, 2025, the Company’s results of operations are the results directly attributed to its standalone operations rather than the Bitcoin mining operations of Hut 8. The Company’s Combined Balance Sheet as of December 31, 2025, reflects the assets and liabilities that the Company directly owns or is legally obligated to satisfy post-Transactions.

Prior to the effectiveness of the Transactions on March 31, 2025, all revenues and costs, as well as assets and liabilities directly associated with Hut 8’s Bitcoin mining sub-segment activities were included in the Company’s Combined Financial Statements, including Hut 8’s strategic Bitcoin reserve (which remained with Hut 8 following the effectiveness of the Transactions). Additional costs allocated to the Company include corporate general and administrative expenses which consisted of various categories, including but not limited to: employee compensation and benefits, professional services, facilities and corporate office expenses, information technology, interest expenses, and stock-based compensation. The corporate and general administrative expenses allocated were primarily based on a percentage of revenue basis that was considered to be a reasonable reflection of the utilization of the services provided or benefit received during the periods presented, depending on the nature of the service received. Management believes the assumptions underlying the Company’s Combined Financial Statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company had it operated as a standalone entity during such periods and may not reflect its results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the Company’s organizational structure, what corporate functions the Company might have performed directly or outsourced, and strategic decisions the Company might have made in areas such as executive management, legal, and other professional services, and certain corporate overhead functions. These costs also may not be indicative of the expenses that the Company may incur in the future or would have incurred if the Company had obtained these services from a third party.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company’s equity balance in its Combined Financial Statements represented the excess of total liabilities over assets. Net Hut 8 investment is primarily impacted by contributions from Hut 8 that are the result of net funding provided by Hut 8.

Prior to the effectiveness of the Transactions on March 31, 2025, cash was managed through bank accounts controlled and maintained by Hut 8. The Company did not have legal ownership of any bank accounts containing cash balances prior to March 31, 2025. As such, cash held in commingled accounts with Hut 8 is presented within net Hut 8 investment on the Company’s Combined Balance Sheets. Subsequent to March 31, 2025, the Company has set up its own legally separate bank accounts to directly settle its liabilities and to manage its own cash.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company was not a co-obligor on Hut 8’s third-party, long-term debt obligations nor was the Company expected to pay any portion of Hut 8’s third-party, long-term debt. However, proceeds from Hut 8’s third-party debts were used to finance the Company’s purchase of ASICs or directly used for the Company’s Bitcoin mining-related activities and were therefore included in the Company’s Combined Financial Statements. While the Company is not a legal obligor, as of December 31, 2025, certain Bitcoin mining assets of the Company were pledged as collateral as disclosed in Note 5. Digital Assets. Following the effectiveness of the Transactions on March 31, 2025, the Company is no longer connected to any of Hut 8’s third-party debt obligations.

The Company’s Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for annual financial reporting.

The U.S. Dollar is the functional and presentation currency of the Company.

Significant accounting policies followed by the Company in the preparation of the accompanying Combined Financial Statements are summarized below.

Principles of consolidation

The Company's Combined Financial Statements include the accounts of the Company and its controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Combined Financial Statements and ensures that there are proper controls in place to ascertain that the Company’s Combined Financial Statements properly reflect the change.

In December 2025, the Financial Accounting Standards Board ("FASB") issued Update 2025-12, Codification Improvements, ("ASU 2025-12"). ASU 2025-12 clarifies dilutive earnings per share treatment for certain contracts that may be settled in stock or cash when a company has a loss from continuing operations. This update is effective for interim and annual reporting periods beginning after December 31, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. Adoption of ASU 2025-12 requires retrospective application to each prior reporting period presented.

In September 2025, FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) ("ASU 2025-07"). With respect to Topic 815, ASU 2025-07 refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This update is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. ASU 2025-07 may be applied using a prospective or modified retrospective transition approach.

In September 2025, FASB issued Update ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting the standard.

In January 2025, the FASB issued Update ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2025-01 was issued to clarify the effective date for Update ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 expands existing income tax disclosures (1) for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and (2) for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the 2025 annual period with prospective application. See Note 10. Income taxes for the revised disclosures consistent with the new standard.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s Combined Financial Statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, goodwill and digital assets, the allocation of costs to the Company for certain corporate and shared service functions in preparing the Company’s Combined Financial Statements on a carve-out basis, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2025 and 2024, the Company had no cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

Fair value measurement

The Company’s financial assets and liabilities are accounted for in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2025 and 2024:

	Fair value measured at December 31, 2025
(in USD thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$472,577	$472,577	$—	$—
Warrant liability	(146)	—	—	(146)
Bitcoin redemption option	101,179	—	101,179	—

	Fair value measured at December 31, 2024
(in USD thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$949,501	$949,501	$—	$—
Covered call options	(18,437)	—	(18,437)	—
Bitcoin redemption option	18,076	—	—	18,076

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market, which is the Coinbase exchange. As such, the Company’s Digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy.

In estimating the fair value of its covered call options, the Company uses the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the options. The expected term of the options is the contractual term of the options given the options can only be exercised on their expiry date (i.e., European-style options). The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. The Company determined that the covered call options are Level 2 liabilities given all inputs are observable, but the options themselves are not traded in an active market. Following the effectiveness of the Transactions on March 31, 2025, the call options remained with Hut 8 and were not part of the assets transferred to the Company on March 31, 2025.

The Company estimates the fair value of its Bitcoin redemption option using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. In addition, management’s assumption of the start of the redemption period, triggered by a shipment date of purchased property and equipment, was previously a significant unobservable input that has now resolved and is no longer a significant unobservable input. The Company previously determined that the Bitcoin redemption option was a Level 3 liability given a significant unobservable input was included in its valuation. As a result of the resolution of the previously significant unobservable input, the Company transferred the Bitcoin redemption option out of Level 3 into Level 2 during the year ended December 31, 2025.

See the Derivatives section below for a description of the Company’s derivative instrument accounting policy.

The Company estimated the fair value of its warrant liability, which it assumed in connection with the Mergers, using the Black-Scholes pricing model, which includes significant unobservable inputs, including the expected term of the warrants, and as a result, the Company determined that the warrant liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s warrant liability, see Note 8. Derivatives. See Warrant liability section below for a description of the Company’s warrant liability accounting policy.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at estimated fair value only when an impairment charge is recognized. The Company had nil impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the years ended December 31, 2025, 2024, and 2023. The Company recognized approximately nil and $3.1 million of impairment losses from its discontinued operations related to the Drumheller site’s non-financial assets and liabilities measured on a non-recurring basis during the years ended December 31, 2025 and 2024, respectively. There were no discontinued operations during the year ended December 31, 2023. See the Impairment of long-lived assets and Goodwill accounting policies below, as well as Note 4. Discontinued operations for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term liabilities, such as lease liabilities, approximate fair value as the related interest rates approximate rates currently available to the Company.

Digital assets

Bitcoin, representing the Company’s digital assets, are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company’s Bitcoin mining revenue recognition cut-off. Changes in fair value are recognized in Losses (gains) on digital assets, in Operating expenses (income) on the Company’s Combined Statement of Operations and Comprehensive (Loss) Income. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item Loss (gain) on digital assets.

Digital assets received by the Company through its revenue activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

During the fourth quarter of 2024, Hut 8 made the decision to change its strategic treasury policy, retaining all Bitcoin mined in its operations to increase its Bitcoin holdings. As a result of its intent to hold the Bitcoin, the Company began classifying its digital assets held as a non-current asset on its Combined Balance Sheets, except for certain specific use cases. Decisions to utilize the Bitcoin will be made on a case-by-case basis. Prior to the effectiveness of the Transactions on March 31, 2025, the Company had classified certain digital assets as current on its Combined Balance Sheets in connection with the Bitcoin purchased and subsequently pledged to Bitmain Technologies Delaware Limited in connection with a Future Sales and Purchase Agreement, as amended, for the purchase of ASIC miners. Following the effectiveness of the Transactions on March 31, 2025, the pledged Bitcoin remained with Hut 8 and was not part of the assets transferred to the Company on March 31, 2025, and therefore it is not included on the Combined Balance Sheets of the Company as of December 31, 2025.

Leases

The Company accounts for its leases under ASC Topic 842, Leases ("ASC 842"). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the Combined Balance Sheets as both a right-of-use ("ROU") asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.

Upon adoption of ASC 842, for purposes of calculating the ROU asset and lease liability, the Company elected to combine lease and related non-lease components as permitted under ASC 842. The Company also elected the short-term lease exception for leases having an initial term of 12 months or less. Consequently, such leases are not recorded in the Company’s Combined Balance Sheets. The Company recognizes rent expense from its operating leases on a straight-line basis over the lease term.

Property and equipment

Property and equipment, net are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Cost includes expenditures that are directly attributable to the acquisition of the asset, including those attributable to bringing the asset to its intended working condition. Construction in progress is not depreciated until the assets are placed in service.

Based on the currently available information and data, management has determined that the straight-line method of depreciation best reflects the current expected useful life of the Company's miners and mining equipment. Management reviews estimates at each reporting date and will revise such estimates as and when data become available. Management reviews the appropriateness of its assumptions related to residual value at each reporting date.

The estimated useful lives of the Company's property and equipment are generally as follows:

Useful life (in years)
Miners and mining equipment	2 – 4

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

When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Combined Statements of Operations and Comprehensive (Loss) Income.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company reviews goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter of each fiscal year and in between annual tests whenever events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing the goodwill impairment test, the Company first performs a qualitative assessment, which requires the Company to consider events or circumstances, including significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of its reporting unit is greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.

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

The Company recorded nil impairment to goodwill for the years ended December 31, 2025, 2024, and 2023.

Indefinite-lived intangible asset

The Company's intangible assets include a domain name that is not subject to amortization. The domain name has been classified as an indefinite-lived intangible asset because it is expected to generate economic benefits for the Company for an indeterminate future period. The Company has the ability and intent to renew the domain name registration indefinitely at a nominal cost, and there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit its useful life. The domain name is carried at its initial acquisition cost, less any recognized impairment losses.

Derivatives

The Company accounts for the derivative contracts it enters into as follows:

Bitcoin redemption option

The Company has entered into an agreement to purchase property and equipment that includes a pledge of Bitcoin and a right to redeem the pledged Bitcoin for a certain period after the redemption period starts. The redemption period starts when the purchased property and equipment is shipped. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of property and equipment shipped. This Bitcoin redemption option does not qualify as an accounting hedge under ASC Topic 815, Derivatives and Hedging ("ASC 815"). Accordingly, the Company carries the Bitcoin redemption option at fair value and any gains or losses are recognized in profit or loss.

Covered call options

From time to time, the Company has sold call options on Bitcoin that it owned (the "covered call options") to generate cash flows on a portion of its Bitcoin held. These options do not qualify as accounting hedges under ASC 815. Accordingly, the Company carries the covered call options at fair value and any gains or losses are recognized in profit or loss.

As of December 31, 2025, the Company has not entered into a covered call options transaction.

Warrant liability

The Company assumed certain warrants in the Mergers (as defined below) that meet the definition of a derivative under ASC 815, and due to the terms, the warrants are required to be classified as a liability. The warrant liability is carried at fair value and any gains or losses are recorded in profit or loss.

Segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker ("CODM") to make strategic decisions, allocate resources, and assess financial performance. The Company's Chief Executive Officer serves as the CODM, responsible for strategic decisions regarding operations and financial management. The Company operates with one operating segment and uses net income (loss) as measures of profit or loss on a combined basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company's CODM regularly reviews expenses on a combined basis. The financial metrics used by the CODM help make key operating decisions.

Because the Company has a single reportable segment, all required financial segment information can be found directly in our Combined Financial Statements. The measure of segment assets is reported on the Combined Balance Sheets as total assets. Significant segment expenses are consistent with those presented on the Combined Statements of Operations and Comprehensive (Loss) Income. Depreciation and amortization expense is reported on the Combined Statements of Cash Flows.

Revenue recognition

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•
Step 1: Identify the contract with the customer
•
Step 2: Identify the performance obligations in the contract
•
Step 3: Determine the transaction price
•
Step 4: Allocate the transaction price to the performance obligations in the contract
•
Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a "distinct" good or service (or bundle of goods or services) if both of the following criteria are met: (1) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and (2) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•
Variable consideration
•
Constraining estimates of variable consideration
•
The existence of a significant financing component in the contract
•
Noncash consideration
•
Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

The Company earns revenue from Bitcoin mining. The Company has entered into arrangements, as amended from time to time, with mining pool operators to perform hash computations for the mining pools, which is an output of the Company’s ordinary activities. The Company has the right to decide the point in time and duration for which it will provide hash computation services to the mining pools.

As a result, the Company’s enforceable right to compensation only begins when, and continues so long as, the Company provides hash computation services to the mining pools. The contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Therefore, the Company has determined that the duration of the contract is less than 24 hours and that the contract continuously renews throughout the day. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Company any amount due related to previously satisfied performance obligations. The Company has determined that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates. There is no significant financing component in these transactions.

In exchange for providing hash computation services, which represents the Company’s only performance obligation, the Company is entitled to noncash consideration in the form of Bitcoin, calculated under payout models determined by the mining pool operators. The payout model used by the mining pools in which the Company participated is the Full Pay Per Share ("FPPS") model, which contains three components: (1) a fractional share of the fixed Bitcoin award from the mining pool operator (referred to as a "block reward"), (2) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (3) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Company’s total compensation is calculated using the following formula: the sum of the Company’s share of (a) block rewards and (b)

transaction fees, less (c) mining pool operating fees. The following is a detailed description of each of the components of the FPPS model under which the Company receives payment from the mining pools in which it participates:

(1)
Block rewards represent the Company’s share of the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole during the 24-hour period beginning at midnight UTC daily (the "measurement period"). The block reward earned by the Company is calculated by dividing (a) the total amount of hashrate the Company provides to the mining pool operator, by (b) the total Bitcoin network’s implied hashrate (as determined by the Bitcoin network difficulty), multiplied by (c) the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole during the measurement period. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool in the measurement period.
(2)
Transaction fees refer to the total fees paid by users of the network to execute transactions. The Company is entitled to a pro-rata share of the total amount of transaction fees that are actually generated on the Bitcoin network as a whole during the measurement period. The transaction fees paid out by the mining pool operator to the Company is calculated by dividing (a) the total amount of transaction fees that are actually generated on the Bitcoin network as a whole, by (b) the total amount of block subsidies that are actually generated on the Bitcoin network as a whole, multiplied by (c) the Company’s block rewards earned as calculated in (1) above. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool in the measurement period.
(3)
Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth on a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Company receives and are only incurred to the extent that the Company has generated mining revenue during the measurement period. For each contract, the Company measures noncash consideration at the Bitcoin spot price at the beginning of the day (midnight UTC time) on the date of contract inception, as determined by the Company’s principal market, which is the Coinbase exchange. The Company recognizes this noncash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as the contract inception.

Cost of revenues (exclusive of depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs of generating revenue, including electric power costs, hosting costs, repairs and maintenance, occupancy, materials and supply costs, and labor.

Stock-based compensation

Employees of Hut 8 provide services to the Company, and those employees participate in Hut 8’s share-based incentive plan. As of December 31, 2025, the Company did not issue any equity grants under its equity incentive plan. As such, the awards to employees are reflected in net Hut 8 investment within the Combined Statements of Stockholders' Equity at the time they were expensed. The Combined Statements of Operations and Comprehensive (Loss) Income included the allocation of Hut 8 employee stock-based compensation expense based off a percentage of revenue within general and administrative expenses.

Foreign currency

The U.S. Dollar is the functional and presentation currency of the Company. Hut 8 has consolidated subsidiaries that have a non-U.S. Dollar functional currency. Each of the Hut 8’s subsidiaries determines its own functional currency and items of each subsidiary included in the Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in profit or loss for the period. Foreign currency-denominated monetary assets and liabilities of Hut 8 are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Resulting gains and losses arising from the translation of these assets and liabilities are recorded as a cumulative translation adjustment, a component of other comprehensive (loss) income in stockholders’ equity. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date. Certain foreign operations have been carved out and allocated to the Company. Therefore, the Company allocated a portion of these foreign currency impacts to the Combined Financial Statements.

Business combinations

Acquisitions of businesses are accounted for using the acquisition method. The acquisition cost is measured at the fair value of the consideration transferred at the acquisition date.

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

Net (loss) income per share attributable to common stockholders

The Company does not have participating securities other than common stock. Basic net (loss) income per share of common stock from continuing operations attributable to the Company and basic net loss per share of common stock from discontinued operations attributable to the Company are computed by dividing net (loss) income from continuing operations attributable to the Company and net loss from discontinued operations attributable to the Company, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including (if any) warrants to purchase common stock to the extent dilutive under the treasury-stock method, and the numerator adjustment from the impact of the warrant liability assumed from the Mergers to the extent dilutive. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net (loss) income per share of common stock from continuing operations attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable. Diluted net loss per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator used to calculate diluted net (loss) income per share of common stock from continuing operations attributable to the Company, as previously noted. For comparative purposes, 2024 and 2023 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Mergers and assumes the same basic weighted average shares.

The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights, including rights to dividends, as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have 10,000 votes per share. As such, basic and fully diluted earnings per share for Class A common stock and Class B common stock are the same. The Company has never declared or paid any cash dividends on either Class A or Class B common stock.

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

The Company will recognize positions taken or expected to be taken in a tax return in the Combined Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of December 31, 2025 and 2024.

Note 3. Business combination

As described in Note 1, on May 9, 2025, Gryphon, Merger Sub Inc., Merger Sub LLC, and Historical ABTC entered into the Merger Agreement. On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the First Merger as a wholly owned direct subsidiary of Gryphon and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed to American Bitcoin Corp. after the completion of the Mergers.

Upon the Closing, existing shareholders of Gryphon collectively owned, on a fully diluted basis, approximately 2% of the Company, representing 16,893,390 of Class A common stock of the Company. Historical ABTC’s shareholders prior to the ABTC Merger held 11,002,954 shares of Class A common stock of Historical ABTC and 50,500,000 Class B common stock of Historical ABTC. At an exchange ratio of 14.4995, shareholders of Historical ABTC Class A common stock received 159,537,377 shares of the Company's Class A common stock and shareholders of Historical ABTC Class B common stock received 732,224,903 shares of the Company's Class B common stock. The Mergers have been accounted for as a reverse acquisition under FASB ASC Topic 805, Business Combinations, with Historical ABTC identified as the accounting acquirer. Accordingly, the Combined Financial Statements reflect the historical operations of the accounting acquirer, with the equity structure retroactively adjusted to reflect the legal acquirer’s equity.

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

For the year ended December 31, 2025, the Company incurred $5.2 million in transaction costs related to the transaction.

During the three months ended December 31, 2025, the Company finalized the allocation of the purchase price and recorded the measurement period adjustments to our preliminary estimates. The Company allocated the purchase price of the acquisition to the tangible assets acquired and liabilities assumed based on their estimated fair values. During the three months ended December 31, 2025, the Company recorded measurement period adjustments to the purchase price allocation, which primarily resulted in a $1.3 million reduction in prepaid expenses, as well as a $0.7 million decrease in property and equipment, a $0.2 million decrease in deposits, and a $0.5 million increase in accounts payable and accrued liabilities, which resulted in a $2.7 million net increase in goodwill.

The following table summarizes the final purchase price allocation of the transaction consideration to the valuations of the identifiable assets acquired and liabilities assumed as part of the Mergers:

(in USD thousands)
Cash and cash equivalents	$894
Prepaid expenses	761
Digital assets	86
Property and equipment, net	1,790
Deposits	766
Total assets acquired	$4,297

Accounts payable and accrued liabilities	$13,889
Warrant liability	9,011
Total liabilities acquired	$22,900

Net liabilities assumed	$(18,603)

Goodwill	$154,426

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Mergers with Gryphon had occurred on January 1, 2024. The pro forma results include adjustments to reflect the acquisition date fair value of assets acquired and liabilities assumed and transaction costs.

	Years Ended
	December 31,
(in USD thousands)	2025	2024
Revenue	$188,909	$92,076
Net (loss) income	$(187,038)	$477,258

This supplemental pro forma information is not necessarily indicative of what the Company’s actual results of operations would have been had the acquisition occurred at the beginning of the periods presented, nor does it purport to project future operating results of the Company.

Note 4. Discontinued operations

On March 4, 2024, Hut 8 announced the closure of the Drumheller, Alberta mining site following an analysis of its operations. It was determined that the profitability of the Drumheller site had been significantly impacted by various factors, including elevated energy costs and underlying voltage issues. The closure was made in connection with restructuring and optimization initiatives designed to strengthen financial performance.

Loss from discontinued operations was nil and $4.8 million for the years ended December 31, 2025 and 2024, respectively. The $4.8 million loss in 2024 primarily consisted of a $3.1 million impairment of long-term assets and $3.3 million of operating losses associated with the site closure, partially offset by a $1.6 million income tax benefit.

Subsequent to December 31, 2025, Hut 8 completed the reenergization of the Drumheller site after resolving the underlying voltage issues. In connection with the reenergization, the Company purchased 11,298 ASIC miners from Bitmain under an agreement dated February 26, 2026, to resume Bitcoin mining operations at Drumheller.

The tables below outlines the results of discontinued operations:

	Years Ended
	December 31,
(in USD thousands)	2025	2024	2023
Revenue	$—	$981	$736

Cost of revenue (exclusive of depreciation and amortization shown below)	—	3,895	602

Operating expenses:
Depreciation and amortization	—	169	51
General and administrative expenses	—	217	6
Impairment of long-lived assets	—	3,104	—
Total operating expenses	—	3,490	57

(Loss) income from discontinued operations before taxes	—	(6,404)	77

Income tax benefit	—	1,588	—

Net (loss) income	$—	$(4,816)	$77

	Years Ended
(in USD thousands)	December 31,
Cash flows from discontinued operations	2025	2024
Operating cash flows used in discontinued operations	$—	$(3,291)

(in USD thousands)	December 31,
Assets and liabilities of discontinued operations	2025	2024
Assets	$—	$—
Liabilities	—	—

The Company recorded impairment related to the mining equipment and mining infrastructure at the Drumheller site after the decision to cease operations at the site in March 2024.

Note 5. Digital assets

The following table presents the changes in carrying amount of the Company's digital assets as of December 31, 2025 and 2024:

(in USD thousands)	Amount
Balance as of December 31, 2023	$388,131
Revenue recognized from Bitcoin mined	71,537
Revenue recognized from discontinued operations	981
Mining revenue earned in prior period received in current period	292
Bitcoin purchased	100,708
Carrying value of Bitcoin sold	(69,807)
Change in fair value of Bitcoin	509,303
Foreign currency translation adjustments	(51,644)
Balance as of December 31, 2024	$949,501

Number of Bitcoin held as of December 31, 2024	10,171
Number of Bitcoin pledged to Bitmain as of December 31, 2024	968
Cost basis of Bitcoin held as of December 31, 2024	$443,127
Realized gains on the sale of Bitcoin for the year ended December 31, 2024	$10,045

Balance as of December 31, 2024	$949,501
Revenue recognized from Bitcoin mined	185,164
Carrying value of Bitcoin sold	(3,429)
Change in fair value of Bitcoin	(227,064)
Adjustments post carveout of mining operations to ABTC	(847,244)
Foreign currency translation adjustments	1,228
Bitcoin contributed	10,000
Bitcoin purchased	405,147
Bitcoin assumed through Mergers	86
Bitcoin mining revenue not received	(812)
Balance as of December 31, 2025	$472,577

Number of Bitcoin held as of December 31, 2025	5,401
Number of Bitcoin pledged to Bitmain as of December 31, 2025	2,776
Cost basis of Bitcoin held as of December 31, 2025	$587,247
Realized gains on the sale of Bitcoin for the year ended December 31, 2025	$828

The Company’s digital assets have been or currently are held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold, or held by Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") for the Bitcoin pledged in connection with the Bitmain Purchase Agreement (as defined below) and ABTC Bitmain Purchase Agreement (as defined below) for miner purchases from them. As discussed in Note 1, Hut 8 contributed only ASIC miners as part of the Transactions. As a result, the Company's entire strategic Bitcoin reserve as of March 31, 2025, included in the carveout financial statements, remained with Hut 8 following the effectiveness of the Transactions. Starting April 1, 2025, the Company began to build its own strategic Bitcoin reserve through Bitcoin mining and at-market Bitcoin purchases. The Company accumulated 5,401 Bitcoin as a standalone entity as of December 31, 2025. The details of Bitcoin are as follows:

	Amount		Number of Digital Assets
	December 31,		December 31,
(in USD thousands)	2025	2024	2025	2024
Current
Bitcoin held in custody	$—	$—	—	—
Total current digital assets held in custody	—	—	—	—

Bitcoin pledged for miner purchase	—	92,389	—	968
Total current digital assets pledged for miner purchase	—	92,389	—	968

Non-current
Bitcoin held in custody	229,641	525,236	2,625	5,648
Total non-current digital assets – held in custody	229,641	525,236	2,625	5,648

Bitcoin pledged for miner purchase	242,936	—	2,776	—
Total non-current digital assets pledged for miner purchase	242,936	—	2,776	—

Bitcoin pledged as collateral	—	331,876	—	3,555
Total non-current digital assets – pledged as collateral	—	331,876	—	3,555

Total digital assets	$472,577	$949,501	5,401	10,171

Bitmain Purchase Agreements

In November 2024, Hut 8 entered into a purchase agreement with Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners (the "Hut 8 Bitmain Purchase Agreement"). In December 2024, in connection with the Hut 8 Bitmain Purchase Agreement, Hut 8 pledged 968 Bitcoin attributed to the Company at the time into a segregated wallet with Bitmain, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby Hut 8 had the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. During the year ended December 31, 2025, Hut 8 amended the redemption period to end during the quarter ending December 31, 2025. If Hut 8 does not exercise this right within the redemption period, Bitmain will retain full ownership of the pledged Bitcoin as consideration for the purchased ASIC miners. This Bitcoin remained with Hut 8 following the effectiveness of the Transactions. Because the pledged Bitcoin with respect to the Hut 8 Bitmain Purchase Agreement remains with Hut 8 and was not part of the assets transferred to the Company on March 31, 2025, it is not included on the Company's Combined Balance Sheets as of December 31, 2025.

As of March 31, 2025, Hut 8 pledged 968 Bitcoin attributed to the Company at the time with a fair value of $79.9 million, classified as Digital assets – pledged for miner purchase under current assets on the Company’s Combined Balance Sheets. A corresponding liability of $100.9 million was recorded under Miner purchase liability under current liabilities on the Company’s Combined Balance Sheets prior to the effectiveness of the Transactions, reflecting Hut 8’s obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of ASIC miners by not redeeming the pledged Bitcoin at the end of the redemption period.

On August 5, 2025, pursuant to the Put Option Agreement, Hut 8 assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the "Bitmain Miners"), representing a total of approximately 14.86 exahash per second ("EH/s"), to the Company. The Company exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the "ABTC Bitmain Purchase Agreement") with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

Concurrently with the execution of the ABTC Bitmain Purchase Agreement, the Company purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, paid through the pledge of 2,234 Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to Bitmain by Hut 8. In September 2025, the Company purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, paid through the pledge of 151 Bitcoin at a mutually agreed upon fixed price, net of certain hosting credits. In October 2025, the Company pledged an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded $46.0 million comprising of Hut 8's deposit and certain expenses. The Bitcoin pledged under the ABTC Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date.

As of December 31, 2025, the Company pledged 2,776 Bitcoin to Bitmain with a fair value of $242.9 million, classified as Digital assets – pledged for miner purchase under current assets on its Combined Balance Sheets. A corresponding liability of $332.1 million was recorded under Miner purchase liability under non-current liabilities on the Company’s Combined Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of the Bitmain Miners by not redeeming the pledged Bitcoin at the end of the redemption periods.

In accordance with FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, the Company assessed the transfer of Bitcoin as a nonfinancial asset under ASC 606. Specifically, the Company noted that the Bitcoin pledged to Bitmain under both the Hut 8 Bitmain Purchase Agreement and under the ABTC Bitmain Purchase Agreement constitute repurchase agreements under ASC 606. As a result, Bitcoin was not derecognized upon these transfers as both Hut 8 and the Company retain repurchase options.

Due to the Company's redemption rights under the ABTC Bitmain Purchase Agreement and the Company’s continued economic exposure to Bitcoin, the pledged Bitcoin under the ABTC Bitmain Purchase Agreement is separately classified as Digital assets – pledged for miner purchase on the Company's Combined Balance Sheets, which represents restricted Bitcoin.

Strategic Bitcoin reserve

Starting April 1, 2025, following the effectiveness of the Transactions, the Company began to accumulate its own strategic Bitcoin reserve through Bitcoin mining and at-market purchases, totaling 5,401 Bitcoin as of December 31, 2025.

Note 6. Property and equipment, net

The components of property and equipment were as follows:

	December 31,
(in USD thousands)	2025	2024
Miners and mining equipment	$437,083	$74,230
Less: Accumulated depreciation	(95,359)	(31,141)
Total property and equipment, net	$341,724	$43,089

Depreciation and amortization expense related to property and equipment was $58.2 million, $22.7 million, and $14.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Impairment of long-lived assets

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada. The Company further assessed the profitability of the site which indicated that an impairment triggering event had occurred. Accordingly, with the closure of the Drumheller site, the long-lived assets of the site were fully written down. This resulted in a write down of $3.1 million, which is reflected in the Loss from discontinued operations in the Company’s Combined Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2024.

The Company recognized impairment losses on long-lived assets of nil, $3.1 million, and nil for the years ended December 31, 2025, 2024, and 2023, respectively.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy (see discussion of fair value measurements in Note 2. Significant accounting policies and recent accounting pronouncements).

Note 7. Deposits and prepaid expenses

The components of deposits and prepaid expenses were as follows:

	December 31,
(in USD thousands)	2025	2024
Deposits for miners	$—	$31,951
Prepaid insurance	2,140	135
Prepaid electricity	—	10,564
Other deposits and prepaid expenses	23	—
Total deposits and prepaid expenses	$2,163	$42,650

Note 8. Derivatives

The following table presents the Company’s Combined Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		December 31, 2025		December 31, 2024
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Derivative asset	$101,179	$—	$18,076	$—
Covered call options	Derivative liability	—	—	—	18,437
Warrant liability	Warrant liability	—	146	—	—
Total derivatives		$101,179	$146	$18,076	$18,437

The following table presents the effect of derivatives on the Company’s Combined Statements of Operations and Comprehensive (Loss) Income:

		Years Ended
(in USD thousands)	Statement of	December 31,
Derivative	Operations Line	2025	2024	2023
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Gain on derivatives	$38,777	$2,980	$—
Covered call options	Gain on derivatives	17,541	3,800	—
Warrant liability	Gain on warrant liability	384	—	—
Total derivatives		$56,702	$6,780	$—

Bitcoin redemption option

During December 2024, pursuant to the Hut 8 Bitmain Purchase Agreement, Hut 8 pledged approximately 968 Bitcoin attributed to the Company at the time to Bitmain in connection with a purchase of approximately 30,000 Bitmain Antminer S21+ ASIC miners. Hut 8 has the option to redeem the pledged Bitcoin at a mutually agreed upon price, during a redemption period that started on the shipment date of the purchased ASIC miners and originally ended three months thereafter. The Company accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024, due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. After the Transactions were effectuated on March 31, 2025, the Company no longer recorded the Bitcoin pledged by Hut 8.

As part of the ABTC Bitmain Purchase Agreement, in August, September, and October 2025, the Company pledged Bitcoin with Bitmain in connection with a purchase of the 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,776 Bitcoin. The Company pledged the Bitcoin in four tranches, two tranches in August 2025, one tranche in September 2025 and one tranche in October 2025. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Significant accounting policies and recent accounting pronouncements – Derivatives. As part of the purchase of the U3S21EXPH ASIC miners, Hut 8 paid cash of approximately $46.0 million as a deposit and for certain expenses attributable to Hut 8. The Company had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, the Company exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising of the deposit and certain expenses attributable to Hut 8.

The following table provides a summary of activity and change in fair value of the Bitcoin redemption option related to the Hut 8 Bitmain Purchase Agreement (previously a Level 3 derivative asset):

	Years Ended
	December 31,
(in USD thousands)	2025	2024
Balance, beginning of period	$18,076	$—
Additions	—	15,096
Change in fair value	—	2,980
Transfer out of Level 3 (1)	(18,076)	—
Balance, end of period	$—	$18,076

(1) The Bitcoin redemption option was transferred out of Level 3 due to changes in the observability of inputs used in the valuation and retained by the Hut 8 after the effectiveness of Transactions.

Covered call options

During October 2024, Hut 8 sold covered call options on 2,000 Bitcoin notional, which was attributed to the Company at the time, for proceeds of $2.9 million to generate cash flow on a portion of its digital assets. During November 2024, Hut 8 rolled these call options into new call options with the same Bitcoin notional. Hut 8 achieved this roll by exchanging its previous call options sold for new call options. Hut 8 pledged the Bitcoin attributed to the Company as collateral with one of its Bitcoin custodians in a quantity equal to the notional amount for these covered call options sold. The collateral continued to be pledged in the same manner after the roll. Following the effectiveness of the Transactions, Hut 8 retained the pledged Bitcoin and the covered call options. The covered call options exchanged in the roll were only exercisable upon the date of expiry, automatically exercised if the underlying reference price was greater than the strike price of the call option, and settled with delivery of the underlying Bitcoin. The reference price of the original covered call options was the CME CF Bitcoin Reference Rate at 4:00pm London time for a given date and the reference price for the new call options was the Coinbase Prime Bitcoin price quoted in U.S. Dollars at 4:00pm London time for a given date. The covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2.

During the year ended December 31, 2025, covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike price and the Company recorded a realized gain of $12.1 million. As of December 31, 2025, the Company did not have any covered call options outstanding.

Warrant liability

In connection with the Mergers, the Company assumed 1,373,374 warrants to purchase Gryphon common stock (the "Gryphon Warrants") outstanding immediately before the Mergers. Following the completion of the Mergers, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, shares of Class A common stock of the Company. The Gryphon Warrants have an exercise price of $1.50 per share, after giving effect of the Mergers. These warrants expire in January 2035.

As of December 31, 2025, there were 89,222 Gryphon Warrants outstanding.

These warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Significant accounting policies and recent accounting pronouncements.

As of December 31, 2025, the Company estimated the fair value of the warrant liability using the Black-Scholes pricing model with the following inputs:

December 31, 2025
Exercise price	$1.50
Expected volatility	130.00%
Risk-free interest rate	4.06%
Expected term (in years)	9.00
Dividend yield	—%

The following table provides a summary of activity and change in fair value of the Company’s warrant liability (Level 3 derivative liability), and there was no activity during the years ended December 31, 2024 and 2023:

Year Ended
(in USD thousands)	December 31, 2025
Balance, beginning of period	$—
Warrants assumed in Mergers	9,011
Exercise of warrants	(8,481)
Change in fair value	(384)
Balance, end of period	$146

Note 9. Leases

As further discussed in Note 12. Related party transactions, on March 31, 2025, in connection with the Transactions, the Company entered into a Master Colocation Services Agreement and Master Managed Services Agreement with Hut 8. Under both agreements, Hut 8 provides the Company with colocation, hosting, management, oversight, strategy, compliance, operational and other services for its Bitcoin mining operations located at Hut 8’s facilities. Pursuant to an Exclusivity Agreement between the Company and Hut 8, all of the Company’s Bitcoin miners are located at Hut 8’s facilities. The Company has determined that it has embedded operating leases at three of the facilities governed by this arrangement and has elected to combine lease and non-lease components as permitted under ASC 842. A fourth facility governed by this arrangement includes payments that are variable pass-through fees and facility costs and are therefore expensed as incurred. The Company recorded right-of-use ("ROU") assets of $182.7 million in exchange for operating lease obligations during the year ended December 31, 2025.

The following table shows the ROU assets and lease liabilities as of December 31, 2025 and 2024:

	December 31,
(in USD thousands)	2025	2024
ROU assets
Operating leases	$166,684	$—
Total ROU assets	$166,684	$—

Lease liabilities
Operating leases	$188,395	$—
Total lease liabilities	$188,395	$—

The Company’s lease costs are comprised of the following:

	Years Ended
	December 31,
(in USD thousands)	2025	2024	2023
Operating lease cost	$21,851	$—	$—
Variable lease cost	58,499	—	—
Total lease expense	$80,350	$—	$—

The following table presents supplemental lease information:

	Years Ended
	December 31,
(in USD thousands)	2025	2024	2023
Operating cash outflows – operating leases	$—	$—	$—

	Years Ended
	December 31,
	2025	2024	2023
Weighted-average remaining lease term – operating leases (in years)	4.36	—	—
Weighted-average discount rate(1) – operating leases	6.42%	—%	—%

(1) The Company’s operating leases implicit interest rate cannot be determined, therefore the Company uses the incremental borrowing rate at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis for similar assets over the term of the lease.

The following table presents the Company’s future minimum operating lease payments as of December 31, 2025:

Operating
(in USD thousands)	Leases
2026	$61,492
2027	42,492
2028	43,620
2029	44,783
2030	22,472
Total undiscounted lease payments	214,859
Less: present value discount	(26,464)
Present value of operating lease liabilities	$188,395

Note 10. Income taxes

For financial reporting purposes, (loss) income before income taxes includes the following components:

	Years Ended
	December 31,
(in USD thousands)	2025	2024	2023
United States	$(66,364)	$(22,142)	$(10,626)
Foreign	(104,922)	515,500	31,435
Discontinued operations	—	(6,404)	—
Total	$(171,286)	$486,954	$20,809

The components of the (provision) benefit for income taxes consists of:

	Years Ended
	December 31,
(in USD thousands)	2025	2024	2023
Current
U.S. Federal	$—	$(626)	$(412)
U.S. State	(725)	(263)	(355)
Foreign	—	—	—
Total current	(725)	(889)	(767)

Deferred
U.S. Federal	$5,354	$207	$165
U.S. State	—	—	—
Foreign	13,486	(58,925)	19,406
Total deferred	18,840	(58,718)	19,571

Discontinued operations
U.S. Federal	$—	$—	$—
U.S. State	—	—	—
Foreign	—	1,588	—
Total discontinued operations	—	1,588	—

Total income tax benefit (provision)	$18,115	$(58,019)	$18,804

Upon adoption of ASU 2023-09, as described in Note 2. Significant accounting policies and recent accounting pronouncements, the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2025 was as follows:

Continuing Operations

	Year Ended
	December 31,
	2025
(in USD thousands, and in percentages)	Amount	Rate
US Federal Statutory Rate	$35,970	21.0%
State and Local Income Taxes, Net of Federal Income Tax Benefit (1)	(725)	(0.4)%
Foreign Tax Effects
Canada
Statutory tax rate difference between Canada and United States	(6,295)	(3.7)%
Non-taxable (non-deductible) portion of (gains) losses on digital assets	(6,408)	(3.7)%
Loan on digital assets	3,776	2.2%
Provincial taxes	357	0.2%
Other	24	0.0%
Effect of Cross-Border Tax Laws
Subpart F Income	7,379	4.3%
Changes in Valuation Allowances	(16,161)	(9.4)%
Nontaxable or Nondeductible Items
Other	(158)	(0.1)%
Other deferred adjustments	(4,998)	(2.9)%
Initial ASIC miner asset contribution in investment	5,354	3.1%
Effective Tax Rate	$18,115	10.6%

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and December 31, 2023, respectively, in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Years Ended
	December 31,
(in USD thousands, and in percentages)	2024		2023
Tax benefit (provision) computed at the federal statutory rate	$(103,607)	21.0%	$(4,370)	21.0%
State taxes, net of federal tax benefit(1)	3,263	(0.7)%	723	(3.5)%
Permanent differences	3,317	(0.7)%	2,600	(12.5)%
Stock based compensation	364	(0.1)%	(677)	3.3%
Foreign earnings taxed at a higher rate	49,214	(10.0)%	2,744	(13.2)%
Return to provision adjustments	(3,276)	0.7%	2,077	(10.0)%
Subpart F income	(69,779)	14.1%	(27,069)	130.1%
Change in valuation allowance	60,871	(12.3)%	42,818	(205.8)%
Other items	26	(0.0)%	(42)	0.2%
Effective tax rate	$(59,607)	12.1%	$18,804	(90.4)%

(1) State taxes in Florida and Texas for 2025 made up the majority (greater than 50%) of the tax effect in this category.

Discontinued Operations

	Years Ended
	December 31,
(in USD thousands, and in percentages)	2025		2024		2023
Tax benefit (provision) computed at the federal statutory rate	$—	—%	$1,347	21.00%	$—	—%
Foreign earnings taxed at a higher rate	—	—	241	3.75%	—	—
Effective tax rate	$—	—%	$1,588	24.75%	$—	—%

The following table summarizes the components of deferred tax assets and deferred tax liabilities:

Continued Operations

	December 31,
(in USD thousands)	2025	2024
Deferred tax assets
Finance and operating lease obligation	$39,562	$—
Net operating loss carryforwards	56,808	23,485
Capital tax losses carried forward	—	5,341
Interest	—	6,305
Stock based compensation	—	2,014
Accrued expenses	—	3,215
Impairment loss	—	12,972
Property and equipment, net	—	18,091
Digital assets	24,081
Total deferred tax assets	$120,451	$71,423

Deferred tax liabilities
Property and equipment, net	$(70,909)	$—
Operating lease right-of-use asset	(35,004)	—
Digital assets	—	(73,873)
Capital loan	(81)	—
Revaluation of derivative asset	(7,446)	—
Subpart F income	—	(91,195)
Derivatives	—	(1,598)
Total deferred tax liabilities	$(113,440)	$(166,666)

Valuation allowance	$(7,011)	$52,663

Total net deferred tax asset/(liability)	$—	$(42,580)

Discontinued Operations

	December 31,
(in USD thousands)	2025	2024
Deferred tax assets
Capital tax losses carried forward	$—	$—
Operating tax losses carried forward	—	819
Property and equipment, net	—	769
Total deferred tax assets	$—	$1,588

Deferred tax liabilities
Goodwill	$—	$—
Total deferred tax liabilities	$—	$—

Valuation allowance	—	—

Total net deferred tax liability	$—	$1,588

Upon adoption of ASU 2023-09, as described in Note 2. Summary of significant accounting policies and recent accounting pronouncements, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

Year Ended
(in USD thousands)	December 31, 2025
U.S. Federal	$—
U.S. State:
New York	6
Total U.S. State	6
Foreign	—
Cash paid for income taxes (net of refunds)	$6

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

For financial reporting purposes, the Company has incurred a loss from its U.S. operations in each period since its inception. Based on all available evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets for the year ended December 31, 2025.

The Company does not have any unrecognized tax benefits.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s Combined Financial Statements for the years ended December 31, 2025, 2024, and 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates on a calendar year basis. As of December 31, 2025, the Company had U.S. Federal net operating loss ("NOLs") carryforwards of $270.5 million. These NOLs are carried over indefinitely but utilization is subject to an 80% taxable income limitation.

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

As of December 31, 2025, there are currently no U.S. federal or state income tax audits in progress for the Company.

Note 11. Concentrations

The only digital asset mined by the Company during the years ended December 31, 2025, 2024, and 2023, has been Bitcoin. Therefore, 100% of the Company’s revenue is related to one digital asset. The Company used two mining pool operators during the years ended December 31, 2025, 2024, and 2023.

Note 12. Related party transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. This includes equity method investment entities. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all known related party transactions. As of December 31, 2025, the Company owed Hut 8 $73.6 million, of which $53.5 million was recorded within Due to Hut 8 and $20.1 million was recorded within Operating lease liability on the Combined Balance Sheets, related to the agreements discussed below. Separate from any amounts payable under the agreements discussed below, Hut 8 remitted payments of $8.1 million on behalf of the Company during the year ended December 31, 2025.

On December 30, 2025, pursuant to the Investor Rights Agreement, dated May 9, 2025, by and among the Company and the stockholders of the Company party thereto (including Hut 8’s subsidiary that holds its interest in the Company), the boards of directors of each of Hut 8 and the Company consented to the purchase of 23,199,205 shares of Class B common stock of the Company by a limited liability company (the “LLC Purchaser”) for a purchase price of $1.40 per share. Asher Genoot, Chief Executive Officer and director of Hut 8 and Executive Chairman of the Company, and Michael Ho, Chief Strategy Officer and director of Hut 8 and Chief Executive Officer and director of the Company, solely manage and control the LLC Purchaser and have an indirect financial interest therein in the form of a profit share interest in one if its members.

Cost Allocations from Hut 8

Prior to the effectiveness of the Transactions on March 31, 2025, Hut 8 provided significant support functions to the Company, which did not operate as a standalone business. The Company's Combined Financial Statements reflect an allocation of these costs. Allocated costs included in cost of revenue relate to support primarily consisting of electricity, facilities, repairs and maintenance, and labor, which are predominantly allocated based on revenue. Allocated costs included in general and administrative expenses primarily relate to finance, human resources, benefits administration, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions and are predominantly allocated based on a percentage of revenue. See Note 1 for a discussion of these costs and the methodology used to allocate them.

Master Colocation Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Master Colocation Services Agreement with Hut 8 (the "MCSA"). Under the MCSA and its service orders, Hut 8 provides the Company with colocation and hosting services at Hut 8 owned or leased facilities for the Company’s Bitcoin miners, on specific terms set forth in service orders to the MCSA.

Under the terms of the MCSA, the Company pays Hut 8 fees generally consisting of a monthly recurring charge, as set forth in each service order, plus 100% of the costs, fees, disbursements and expenses paid or incurred by Hut 8 in connection with the use, operation, maintenance of the relevant facility (including costs related to the delivery of contracted power) and any installation charges, and non-recurring costs or amounts for additional services incurred during the term of the applicable service order. For the years ended December 31, 2025, 2024, and 2023, fees and expenses billed by Hut 8 to the Company under the MCSA were $76.6 million, nil, and nil, respectively. Pursuant to an Exclusivity Agreement between the Company and Hut 8, all of the Company’s Bitcoin miners are located at Hut 8’s facilities.

Master Management Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Master Management Services Agreement with Hut 8 (the "MMSA"). Under the MMSA and its service orders, Hut 8 provides the Company with management, oversight, strategy, compliance, operational, and other services for its Bitcoin mining operations hosted at Hut 8’s facilities.

Under the terms of the MMSA, the Company pays to Hut 8 service fees generally consisting of a fixed fee, payable monthly, for general management, operational, compliance, and other services, plus a monthly fee equal to a combination of payroll related allocations and 100% of specified "pass through costs" incurred during the term of the applicable service order, including costs and expenses incurred by or on behalf of Hut 8 for labor, maintenance, repairs, and infrastructure expenses, and the provision of services by third parties. For the years ended December 31, 2025, 2024, and 2023, fees and expenses billed by Hut 8 to the Company under the MMSA were $7.4 million, nil, and nil, respectively.

Shared Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Services Agreement with Hut 8 (the "Shared Services Agreement"), pursuant to which Hut 8 agreed to provide back-office support services to the Company, including accounting and financial reporting, HR support, payroll, benefits, IT support and management, legal and compliance, and vendor management services. Under the terms of the Shared Services Agreement, the Company pays to Hut 8 a monthly fee equal to a combination of payroll related allocations and costs charged on a "pass through" basis, to Hut 8 for providing services under the Shared Services Agreement to the Company. For the years ended December 31, 2025, 2024, and 2023, fees and expenses billed by Hut 8 to the Company under the Shared Services Agreement were $11.3 million, nil, and nil, respectively.

Put Option Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into the Put Option Agreement with Hut 8 (the "Put Option Agreement"), pursuant to which Hut 8 had the right to sell to the Company any ASIC Bitcoin miners purchased by Hut 8 under an agreement between Bitmain and Hut 8. Hut 8's agreement with Bitmain, in turn, provided for Hut 8's right to purchase from Bitmain up to approximately 17,280 Bitmain U3S21EXPH Bitcoin Miners for a maximum aggregate purchase price of approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

Under the terms of the Put Option Agreement, Hut 8 had the right to cause the Company, at any time and from time to time ending on the 30th day following the termination of the purchase option period under Hut 8's agreement with Bitmain and the delivery of all Bitcoin miners purchased by Hut 8 thereunder, to purchase all or any amount of the Bitcoin Miners, at the same per-unit price as was paid to Bitmain and without any additional markup, premium or administrative charge thereon, subject to specified exceptions in the event that the Company did not (at any time Hut 8’s put right was exercised) have sufficient legally available funds to pay the applicable purchase price.

On August 5, 2025, pursuant to the Put Option Agreement, Hut 8 assigned its option to purchase the Bitmain Miners to the Company. The Company exercised the option on August 5, 2025 and entered into the ABTC Bitmain Purchase Agreement with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

Note 13. Stockholders’ equity

Net Hut 8 Investment

The net transfers to and from Hut 8, as discussed above in Note 1, were as follows:

	Years Ended
	December 31,
(in USD thousands)	2025	2024
Cash pooling and general financing activities	$20,599	$97,129
Corporate allocations	14,368	34,970
Adjustments post carveout of mining operations to the Company	(951,556)	—
Contributions from Hut 8	115,757	—
Net transfers from Hut 8 per Combined Statements of Cash Flows	(800,832)	132,099
Stock based compensation funded by Hut 8	2,145	9,173
Contribution by Hut 8 related to debt extinguishment	—	30,420
Net transfers to Hut 8 per Combined Statements of Stockholders’ Equity	$(798,687)	$171,692

Authorized shares

As of December 31, 2025, the Company had the following capital authorized:

•
Preferred stock — 100,000,000,000 shares authorized, par value $0.0001 per share;
•
Class A common stock — 500,000,000,000 shares authorized, par value $0.0001 per share;
•
Class B common stock — 10,000,000,000 shares authorized, par value $0.0001 per share; and
•
Class C common stock — 125,000,000,000 shares authorized, par value $0.0001 per share.

Each share of the Company's Class B common stock is entitled to 10,000 votes per share, each share of Class C common stock is entitled to 10 votes per share, and each share of Class A common stock is entitled to one vote per share. Additionally, the Company's Amended and Restated Certificate of Incorporation (the "Charter") provides that transfers by holders of the Company's Class B common stock and Class C common stock will not result in those shares automatically converting to Class A common stock. Moreover, the Company's Charter does not provide for any automatic conversion of shares of the Company's Class B common stock and Class C common stock into Class A common stock.

Common Stock Purchase Agreement

During the year ended December 31, 2025, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") for a private placement of its Class A common stock, par value $0.0001 per share (the "Class A Shares") (the "Private Placement") with certain accredited investors (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, the Company agreed to sell and issue to the Purchasers its Class A Shares for gross proceeds of $200.0 million (up to maximum gross proceeds of $250.0 million to satisfy oversubscriptions). The closing of the Private Placement occurred on June 27, 2025. At the closing, the Company sold and issued 159,537,377 Class A Shares for aggregate gross proceeds in cash and Bitcoin (as described below) of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the Private Placement, including aggregate commissions of $4.8 million. $10.0 million worth of Class A Shares were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. The Company recorded the net proceeds of $215.3 million to additional paid-in capital.

At-the-Market Offering ("2025 ATM")

On September 3, 2025, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program, allowing the Company to offer and sell up to $2.1 billion of its Class A Shares from time to time. During the year ended December 31, 2025, the Company issued and sold 65,485,198, Class A Shares under the 2025 ATM for gross proceeds of $240.5 million and incurred issuance costs of $2.8 million.

Contribution from Hut 8

In connection with the Transactions on March 31, 2025, the Company received $5.3 million of additional Bitcoin miners in April 2025. The transaction was accounted for as a contribution from Hut 8 and reflected within additional paid-in capital at the carrying value as a transfer under common control within the Company's Combined Balance Sheets.

Akerna warrants

In connection with the Mergers on September 3, 2025, warrants to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the "Akerna Common Warrants") and warrants issued to underwriters to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the "Akerna Underwriter Warrants" and, collectively with the Akerna Common Warrants, the "Akerna Warrants") outstanding immediately before the Mergers were assumed by the Company. Post-Mergers, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, the Company's Class A Shares at an exchange ratio of 0.2000 and at an exercise price of the exercise price immediately preceding the Mergers divided by the exchange ratio of 0.2000. The Akerna Warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price. The Company accounts for the Akerna Warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The classification of the Akerna Warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each Akerna Warrant was estimated on the date of assumption using the Black-Scholes pricing model.

The Akerna Common Warrants and Akerna Underwriter Warrants assumed in the Mergers expire on July 5, 2027, and June 29, 2027, respectively.

Transactions involving the Company's equity-classified warrants are summarized as follows:

(in USD thousands)	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2024	—	$—	—
Akerna Common Warrants assumed through the Mergers	21,739	37.00	1.8
Akerna Underwriter Warrants assumed through the Mergers	1,087	37.00	1.7
Outstanding as of December 31, 2025	22,826	$37.00	1.5

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2025 were as follows:

(in USD thousands)	Amount
Cumulative foreign currency translation adjustment loss as of December 31, 2024	$(48,347)
Foreign currency translation adjustment	4,467
Disposition of cumulative translation adjustment	43,880
Cumulative foreign currency translation adjustment loss as of December 31, 2025	$—

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

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive and or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Years Ended
	December 31,
	2025	2024	2023
Akerna Common Warrants	21,739	—	—
Akerna Underwriter Warrants	1,087	—	—
Total	22,826	—	—

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Years Ended
	December 31,
	2025	2024	2023
(in USD thousands, except share and per share amounts)		(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(153,171)	$428,935	$39,613
Less: loss from discontinued operations (net of income tax benefit of nil, $1.6 million, and nil, respectively)	—	4,816	—
Net (loss) income from continuing operations – basic	$(153,171)	$433,751	$39,613
Effect of dilutive shares on net income:
Gryphon warrants revaluation included in net income (loss) (net of income tax benefit) (1)	(303)	—	—
Net (loss) income from continuing operations – diluted	$(153,474)	$433,751	$39,613
Loss from discontinued operations (net of income tax benefit of nil, $1.6 million, and nil respectively)	$—	$(4,816)	$—

Denominator:
Weighted average shares of Class A common stock	172,802,535	159,537,377	159,537,377
Weighted average shares of Class B common stock	732,224,903	732,224,903	732,224,903
Total weighted average shares of common stock outstanding – basic	905,027,438	891,762,280	891,762,280
Dilutive impact of Gryphon Warrants	50,610	—	—
Weighted average shares of common stock outstanding – diluted	905,078,048	891,762,280	891,762,280
Net (loss) income per share of common stock:
Basic from continuing operations (2)	$(0.17)	$0.49	$0.04
Basic from discontinued operations (3)	$—	$(0.01)	$—
Diluted from continuing operations (4)	$(0.17)	$0.49	$0.04
Diluted from discontinued operations (5)	$—	$(0.01)	$—

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

Note 15. Commitments and contingencies

ABTC Bitmain Purchase Agreement

In August 2025, the Company entered into the ABTC Bitmain Purchase Agreement which includes the following financial commitments: a Bitcoin redemption option, recognized as a derivative asset under ASC 815, measured at fair value at each reporting period, a Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised. See Note 5. Digital Assets, for further information on the ABTC Bitmain Purchase Agreement.

Legal and regulatory matters

The Company is subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Combined Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Combined Statements of Operations and Comprehensive Income (Loss). Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. The Company has established an accrued liability for certain legal and regulatory proceedings. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no reasonable estimate can be made of any possible loss or range of loss in excess of the accrual.

PPP Loan

On April 21, 2020, Gryphon obtained a loan in the principal aggregate amount of $2.2 million (the "PPP Loan") pursuant to the Paycheck Protection Program under the CARES Act, which was forgiven in full, by the Small Business Administration (the "SBA"), on September 3, 2021.

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

Note 16. Indefinite-lived intangible asset

The following table presents the Company’s intangible assets as of December 31, 2025:

			Foreign Currency
	Gross	Accumulated	Translation	Net Book
(in USD thousands)	Book Value	Amortization	Adjustments	Value
Indefinite-lived intangible asset	$998	$—	$—	$998
Total intangible assets	$998	$—	$—	$998

During the years ended December 31, 2025, 2024, and 2023, amortization expense related to intangible assets was nil.

The Company did not identify any impairment of its intangible assets during the years ended December 31, 2025, 2024, and 2023.

Note 17. Goodwill

Changes in the carrying amount of goodwill were as follows:

(in USD thousands)	Amount
Balance as of December 31, 2023	$57,595
Foreign currency translation adjustments	(4,513)
Balance as of December 31, 2024	$53,082
Adjustments post carve-out	(53,082)
Acquisition – Mergers	154,426
Balance as of December 31, 2025	$154,426

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual qualitative impairment test for its goodwill and concluded that it was more likely than not that goodwill is not impaired for the year ended December 31, 2025. For the year ended December 31, 2024, the Company elected to bypass the annual qualitative impairment test for its goodwill and proceeded to perform a quantitative impairment test, which considered both the income and market approach to estimate the fair value of its Bitcoin mining unit. The market approach included comparable multiples from publicly traded companies in the Company’s industry, and the income approach included future estimated cash flows that were discounted to their present value to estimate the fair value of the reporting unit. The estimated fair value exceeded the carrying amount of the Bitcoin mining unit, and no goodwill impairment was necessary.

Note 18. Accounts payable and accrued expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
(in USD thousands)	2025	2024
Accounts payable	$1,957	$876
Accrued state sales taxes	—	7,275
Accrued compensation costs	—	2,151
Accrued severance Costs	801	—
Accrued electricity costs	—	5,609
Accrued litigation	3,050	—
Miner purchase liability	—	15,096
Other accruals	—	5
Total accounts payable and accrued expenses	$5,808	$31,012

As described in Note 5. Digital assets, the Company recorded a corresponding financial liability to settle the ABTC Bitmain Purchase Agreement.

Note 19. Segment information

The Company reports results in a single reportable segment, which reflects how our CODM allocates resources and evaluates the Company's financial results. Because the Company has a single reportable segment, all required financial segment information can be found directly in our combined financial statements.

The following table presents summarized information for revenue by geographic area:

	Years Ended
	December 31,
(in USD thousands)	2025	2024	2023
Revenue
United States	$183,141	$44,710	$59,740
Canada	2,023	26,827	5,241
Total revenue	$185,164	$71,537	$64,981

The following table presents summarized information for long-lived assets by geographic area:

	December 31,
(in USD thousands)	2025	2024
United States	$341,724	$35,214
Canada	—	7,875
Total long-lived assets	$341,724	$43,089

Note 20. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Combined Financial Statements were available to be issued. Except for the events that occurred after December 31, 2025, disclosed above, the Company has concluded no other subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that internal control over financial reporting was effective as of the end of the period covered by this Annual Report based on those criteria.

Changes in Internal Control Over Financial Reporting

On September 3, 2025, following the consummation of the Mergers, we continued to maintain our own internal control over financial reporting and related processes; Gryphon's internal control over financial reporting and related processes were not integrated and have been excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2025 that materially affected, or that are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information

10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of the Company's officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive, Officers and Corporate Governance

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics is available on the governance page within the investors section of our website at www.abtc.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.

We also have insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by directors, officers, and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

The remaining information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Combined Financial Statements:

Our Combined Financial Statements are listed in the "Index to Combined Financial Statements" under Part II, Item 8 of this Annual Report.

(2)	Financial Statement Schedules:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits:

The documents listed in the following Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of May 9, 2025, by and among Gryphon Digital Mining, Inc., American Bitcoin Corp., Merger Sub Inc. and Merger Sub LLC.	8-K	2.1	05.12.2025
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc. (Reverse Stock Split Amendment), dated September 2, 2025.	8-K	3.1	09.03.2025
3.2	Second Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc., dated September 2, 2025.	8-K	3.2	09.03.2025
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc. (Name Change Amendment), dated September 3, 2025.	8-K	3.3	09.03.2025
3.4	Amended and Restated Bylaws of American Bitcoin Corp., dated September 3, 2025.	8-K	3.4	09.03.2025
4.1	Description of Capital Stock of American Bitcoin Corp.	8-K	99.5	09.03.2025
4.2	Form of Warrant of Akerna Corp.	S-1	4.9	07.01.2022
4.3	Form of Underwriter’s Warrant of Akerna Corp.	S-1	4.11	07.01.2022
4.4	Form of Common Warrant of Gryphon Digital Mining, Inc.	8-K	4.1	01.13.2025
10.1	Form of Indemnification Agreement of American Bitcoin Corp.	8-K	10.1	09.03.2025
10.2#	Amended and Restated American Bitcoin Corp. 2025 Omnibus Incentive Plan.	S-8	4.4	02.06.2026
10.3*#	Offer Letter, dated as of June 4, 2025, by and between Matt Prusak and American Bitcoin Corp.
10.4*	Investors’ Rights Agreement, dated as of May 9, 2025, by and among Gryphon Digital Mining, Inc., American Bitcoin Corp., and the stockholders of American Bitcoin Corp. party thereto.	8-K	10.4	05.12.2025
10.5*	Controlled Equity OfferingSM Sales Agreement, dated September 3, 2025, among American Bitcoin Corp. and Cantor Fitzgerald & Co., Mizuho Securities USA LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Clear Street LLC, Craig-Hallum Capital Group LLC, H.C. Wainwright & Co., LLC, Jones Trading Institutional Services LLC, Keefe, Bruyette & Woods, Inc., Needham & Company, LLC, Northland Securities, Inc., Piper Sandler & Co., Roth Capital Partners, LLC, and Virtu Americas LLC.	8-K	1.1	09.03.2025
10.6	Master Colocation Services Agreement, dated as of March 31, 2025, by and between American Bitcoin Corp. and U.S. Data Mining Group, Inc.	S-4	10.11	06.06.2025
10.7	Master Management Services Agreement, dated as of March 31, 2025, by and between American Bitcoin Corp. and U.S. Data Mining Group, Inc.	S-4	10.12	06.06.2025
10.8*	Services Agreement, dated as of March 31, 2025, by and between American Bitcoin Corp. and U.S. Data Mining Group, Inc.	S-4	10.13	06.06.2025

10.9	Exclusivity Agreement, dated as of March 31, 2025, by and between American Bitcoin Corp. and Hut 8 Corp.	S-4	10.15	06.06.2025
16.1	Letter of RBSM LLP to the Securities and Exchange Commission, dated September 23, 2025, Regarding Change in Certifying Accountant.	8-K	16.1	09.25.2025
19.1	Insider Trading Policy.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of L J Soldinger Associates, LLC.
31.1	Certification of Principal Executive Officer of American Bitcoin Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer of American Bitcoin Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of American Bitcoin Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101	Inline Interactive Data File.
104	Cover Page Interactive Data File.

* Pursuant to Item 601(b)(10), as applicable, of Regulation S-K, certain portions of this exhibit were redacted. We hereby agree to furnish a copy of any redacted information to the SEC upon request.

** Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report), irrespective of any general incorporation language contained in such filing.

# Management contract or compensation plan or arrangement.

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 27, 2026	AMERICAN BITCOIN CORP.

	By:	/s/ Matt Prusak
Matt Prusak
President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of March 27, 2026.

Signature	Title

/s/ Michael Ho	Chief Executive Officer and Director (Principal Executive Officer)
Michael Ho

/s/ Matt Prusak	President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Matt Prusak

/s/ Asher Genoot	Executive Chairman
Asher Genoot

/s/ Michael Broukhim	Director
Michael Broukhim

/s/ Richard Busch	Director
Richard Busch

/s/ Justin Mateen	Director
Justin Mateen