Form 10-Q
period 2026-03-31
American Bitcoin Corp.
filed 2026-05-06
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 330,788,302 shares of Class A common stock, 732,224,903 shares of Class B common stock, and no shares of Class C common stock outstanding.

-

Introductory Note

References to the "Company," "ABTC," "American Bitcoin," "we," "us," "our," and similar terms used throughout this Quarterly Report on Form 10-Q (this "Quarterly Report") refer to:

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

Prior to the effectiveness of the Transactions, we historically operated as the "ASIC Compute" sub-segment of Hut 8’s "Compute" segment and not as a standalone company; therefore, separate financial statements had not been prepared for us. Our Unaudited Condensed Consolidated and Combined Financial Statements, representing the historical assets, liabilities, operations and cash flows directly attributable to us prior to the effectiveness of the Transactions have been prepared on a carveout basis through the use of a management approach from Hut 8’s Consolidated Financial Statements and accounting records and are presented on a standalone basis as if our operations had been conducted independently from Hut 8.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report") and in Part II, Item 1A "Risk Factors" of this Quarterly Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Bitcoin Corp.

Condensed Consolidated and Combined Balance Sheets

(in USD thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$10,054	$3,822
Deposits and prepaid expenses	3,214	2,163
Accounts and other receivables	40	2,127
Digital assets receivable	646	812
Total current assets	13,954	8,924

Non-current assets
Digital assets – held in custody	268,167	229,641
Digital assets – pledged for miner purchase	210,822	242,936
Property and equipment, net	323,932	341,724
Operating lease right-of-use asset	169,997	166,684
Derivative asset	161,699	101,179
Indefinite-lived intangible asset	998	998
Goodwill	154,426	154,426
Total non-current assets	1,290,041	1,237,588
Total assets	$1,303,995	$1,246,512

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$8,654	$5,808
Due to Hut 8	35,452	53,490
Income tax payable	1,657	701
Operating lease liability, current portion	65,197	51,595
Total current liabilities	110,960	111,594

Non-current liabilities
Miner purchase liability	360,877	332,153
Operating lease liability, less current portion	137,255	136,800
Warrant liability	77	146
Total non-current liabilities	498,209	469,099
Total liabilities	$609,169	$580,693

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value; 500,000,000,000 shares authorized; 327,009,578 and 242,941,085 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	33	24
Class B common stock, $0.0001 par value; 10,000,000,000 shares authorized; 732,224,903 shares issued and outstanding as of March 31, 2026 and December 31, 2025	73	73
Class C common stock, $0.0001 par value; 125,000,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	829,060	718,270
Accumulated deficit	(134,340)	(52,548)
Total stockholders’ equity	694,826	665,819
Total liabilities and stockholders’ equity	$1,303,995	$1,246,512

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$62,118	$12,338

Cost of revenue (exclusive of depreciation and amortization shown below)	29,598	11,651

Operating expenses:
Depreciation and amortization	26,620	6,424
General and administrative expenses	6,908	14,368
Loss on sale of property and equipment	—	2,454
Loss on digital assets	117,188	112,394
Total operating expenses	150,716	135,640
Operating loss	(118,196)	(134,953)

Other income:
Gain on derivatives	37,292	20,862
Gain on warrant liability	69	—
Other income	37,361	20,862

Loss before income taxes	(80,835)	(114,091)

Income tax (provision) benefit	(957)	13,468

Net loss	(81,792)	(100,623)

Other comprehensive income:
Foreign currency translation adjustments	—	4,467
Total comprehensive loss	$(81,792)	$(96,156)

Net loss per share of common stock:
Basic and diluted	$(0.08)	$(0.11)

Weighted average number of shares of common stock outstanding:
Basic and diluted	1,017,824,175	891,762,280

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Stockholders’ Equity

(Unaudited, in USD thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Retained Earnings	Accumulated Other	Hut 8	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Net Investment	Equity
Balance, December 31, 2024	—	$—	—	$—	—	$—	$—	$—	$(48,347)	$1,063,414	$1,015,067
Net loss(1)	—	—	—	—	—	—	—	—	—	(100,623)	(100,623)
Net transfers to Hut 8	—	—	—	—	—	—	—	—	—	(798,687)	(798,687)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4,467	—	4,467
Disposition of cumulative translation adjustment	—	—	—	—	—	—	—	—	43,880	(48,347)	(4,467)
Issuance of shares resulting from the Transactions (Note 1)	—	—	732,224,903	73	—	—	115,684	—	—	(115,757)	—
Balance, March 31, 2025	—	$—	732,224,903	73	—	$—	$115,684	$—	$—	$—	$115,757

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Retained Earnings	Accumulated Other	Hut 8	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Net Investment	Equity
Balance, December 31, 2025	242,941,085	$24	732,224,903	$73	—	$—	$718,270	$(52,548)	$—	$—	$665,819
Net loss	—	—	—	—	—	—	—	(81,792)	—	—	(81,792)
Issuance of common stock – at-the-market offering, net of issuance costs	84,068,493	9	—	—	—	—	110,494	—	—	—	110,503
Issuance of common stock – warrant exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	296	—	—	—	296
Balance, March 31, 2026	327,009,578	$33	732,224,903	$73	—	$—	$829,060	$(134,340)	$—	$—	$694,826

(1) Net loss of $100,623 from January 1, 2025 through March 31, 2025 is attributed to Hut 8 as it was the sole shareholder prior to March 31, 2025.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited, in USD thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(81,792)	$(100,623)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	26,620	6,424
Non-cash lease expense	10,744	—
Stock-based compensation	296	2,145
Bitcoin mining revenue	(62,118)	(12,338)
Loss on digital assets	117,188	112,394
Deferred tax assets and liabilities	—	(19,890)
Gain on derivatives	(37,292)	(20,862)
Gain on warrant liability	(69)	—
Loss on sale of property and equipment	—	2,454
Changes in assets and liabilities:
Deposits and prepaid expenses	(606)	—
Accounts and other receivable	2,087	—
Income taxes payable	956	(889)
Accounts payable and accrued expenses	(486)	(13,468)
Due to Hut 8	(18,038)	—
Net cash used in operating activities	(42,510)	(44,653)

Investing activities
Proceeds from sale of digital assets	—	3,429
Purchases of digital assets	(61,316)	—
Deposit paid to purchase miners and mining equipment	(445)	—
Proceeds from sale of property and equipment	—	2,563
Net cash (used in) provided by investing activities	(61,761)	5,992

Financing activities
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	110,503	—
Net transfer from Hut 8 – non-cash	—	38,661
Net cash provided by financing activities	110,503	38,661

Net increase in cash	6,232	—
Cash, beginning of period	3,822	—
Cash, end of period	$10,054	$—

	Three Months Ended
	March 31,
	2026	2025
Supplemental cash flow information:
Non-cash transactions
Right-of-use assets obtained in exchange for operating lease liabilities	$11,398	$—
Property and equipment acquired under accounts payable and accrued expenses	$3,331	$—
Property and equipment acquired under miner purchase liability	$8,827	$—
Bitcoin redemption and put options acquired under miner purchase liability	$23,227	$—

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents a reconciliation of the Unaudited Condensed Consolidated and Combined Balance Sheets of the Company as of March 31, 2025, prior to the effectiveness of the Transactions, and the Unaudited Condensed Consolidated and Combined Balance Sheets of the Company as of March 31, 2025, following the effectiveness of the Transactions:

	Combined Balance Sheet as of	Adjustments Post	Balance Sheet as of
	March 31, 2025	Carveout	March 31, 2025
Assets
Current assets
Deposits and prepaid expenses	$36,920	$(36,920)	$—
Derivative assets	21,397	(21,397)	—
Digital assets – pledged for miner purchase	79,893	(79,893)	—
Total current assets	138,210	(138,210)	—

Non-current assets
Digital assets – held in custody	597,743	(597,743)	—
Digital assets – pledged as collateral	169,608	(169,608)	—
Property and equipment, net	123,079	(1,967)	121,112
Goodwill	53,169	(53,169)	—
Total non-current assets	943,599	(822,487)	121,112
Total assets	$1,081,809	$(960,697)	$121,112

Liabilities and equity
Current liabilities
Accounts payable and accrued expenses	$108,235	$(108,235)	$—
Derivative liability	896	(896)	—
Income tax payable	19	(19)	—
Total current liabilities	109,150	(109,150)	—

Non-current liabilities
Deferred tax liability	21,103	(15,748)	5,355
Total liabilities	130,253	(124,898)	5,355

Stockholders’ equity
Net Hut 8 investment	995,436	(995,436)	—
Common Stock	—	5	5
Additional paid-in capital	—	115,752	115,752
Accumulated other comprehensive income	(43,880)	43,880	—
Total stockholders’ equity	951,556	(835,799)	115,757
Total liabilities and stockholders’ equity	$1,081,809	$(960,697)	$121,112

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

On September 3, 2025, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the "First Merger") as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the "First Merger Surviving Corporation") and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the "Second Merger" and, taken together with the First Merger, the "Mergers") as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed to American Bitcoin Corp. after the completion of the Mergers (the "Closing"). This transaction was accounted for under the acquisition method as a reverse acquisition with Historical ABTC identified as the accounting acquirer for financial statement reporting purposes. The transaction resulted in the recognition of $154.4 million of goodwill.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 2. Significant accounting policies and recent accounting pronouncements

Basis of presentation

Until the effectiveness of the Transactions on March 31, 2025, the Company’s operations historically operated as the "Bitcoin mining" sub-segment of Hut 8’s "Compute" segment and not as a standalone company; therefore, separate financial statements had not historically been prepared for the Company prior to April 1, 2025. The Company's Unaudited Condensed Consolidated and Combined Financial Statements represent the historical assets, liabilities, operations, and cash flows directly attributable to the Company starting April 1, 2025; the prior periods have been prepared on a carveout basis through the use of a management approach from Hut 8’s consolidated financial statements and accounting records and are presented on a standalone basis as if the operations had been conducted independently from Hut 8.

Following the effectiveness of the Transactions on March 31, 2025, the Company began operating as a standalone entity with its own accounting and financial records; therefore, starting April 1, 2025, the Company’s results of operations are the results directly attributed to its standalone operations rather than the Bitcoin mining operations of Hut 8. The Company’s Unaudited Condensed Consolidated and Combined Balance Sheets as of March 31, 2026, reflects the assets and liabilities that the Company directly owns or is legally obligated to satisfy post-Transactions.

Prior to the effectiveness of the Transactions on March 31, 2025, all revenues and costs, as well as assets and liabilities directly associated with Hut 8’s Bitcoin mining sub-segment activities were included in the Company’s Unaudited Condensed Consolidated and Combined Financial Statements, including Hut 8’s strategic Bitcoin reserve (which remained with Hut 8 following the effectiveness of the Transactions). Additional costs allocated to the Company include corporate general and administrative expenses which consisted of various categories, including but not limited to: employee compensation and benefits, professional services, facilities and corporate office expenses, information technology, interest expenses, and stock-based compensation. The corporate and general administrative expenses allocated were primarily based on a percentage of revenue basis that was considered to be a reasonable reflection of the utilization of the services provided or benefit received during the periods presented, depending on the nature of the service received. Management believes the assumptions underlying the Company’s Unaudited Condensed Consolidated and Combined Financial Statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company had it operated as a standalone entity during such periods and may not reflect its results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the Company’s organizational structure, what corporate functions the Company might have performed directly or outsourced, and strategic decisions the Company might have made in areas such as executive management, legal, and other professional services, and certain corporate overhead functions. These costs also may not be indicative of the expenses that the Company may incur in the future or would have incurred if the Company had obtained these services from a third party.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company’s equity balance in its Unaudited Condensed Consolidated and Combined Financial Statements represented the excess of total liabilities over assets. Net Hut 8 investment is primarily impacted by contributions from Hut 8 that are the result of net funding provided by or distributed to Hut 8.

Prior to the effectiveness of the Transactions on March 31, 2025, cash was managed through bank accounts controlled and maintained by Hut 8. The Company did not have legal ownership of any bank accounts containing cash balances prior to March 31, 2025. As such, cash held in commingled accounts with Hut 8 is presented within net Hut 8 investment on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets. Subsequent to March 31, 2025, the Company has set up its own legally separate bank accounts to directly settle its liabilities and to manage its own cash.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company was not a co-obligor on Hut 8’s third-party, long-term debt obligations nor was the Company expected to pay any portion of Hut 8’s third-party, long-term debt. However, proceeds from Hut 8’s third-party debts were used to finance the Company’s purchase of ASICs or directly used for the Company’s Bitcoin mining-related activities and were therefore included in the Company’s Unaudited Condensed Consolidated and Combined Financial Statements. While the Company is not a legal obligor, as of March 31, 2026, certain Bitcoin mining assets of the Company were pledged as collateral as disclosed in Note 4. Digital Assets. Following the effectiveness of the Transactions on March 31, 2025, the Company is no longer connected to any of Hut 8’s third-party debt obligations.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The Company’s Unaudited Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by GAAP for complete financial statements. As such, the information included in these Unaudited Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company's Combined Financial Statements for the year ended December 31, 2025 and related notes included therewith.

Interim results are not necessarily indicative of results for a full year.

The U.S. Dollar is the functional and presentation currency of the Company.

Significant accounting policies followed by the Company in the preparation of the accompanying Unaudited Condensed Consolidated and Combined Financial Statements are summarized below.

Principles of consolidation

The Company's Unaudited Condensed Consolidated and Combined Financial Statements include the accounts of the Company and its controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Unaudited Condensed Consolidated and Combined Financial Statements and ensures that there are proper controls in place to ascertain that the Company’s Unaudited Condensed Consolidated and Combined Financial Statements properly reflect the change.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s Unaudited Condensed Consolidated and Combined Financial Statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, goodwill and digital assets, the allocation of costs to the Company for certain corporate and shared service functions in preparing the Company’s Unaudited Condensed Consolidated and Combined Financial Statements on a carve-out basis, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of March 31, 2026, the Company had no cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2026 and December 31, 2025:

	Fair value measured at March 31, 2026
(in USD thousands)	Total carrying value at March 31, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$478,989	$478,989	$—	$—
Warrant liability	(77)	—	—	(77)
Bitcoin redemption and put options	161,699	—	161,699	—

	Fair value measured at December 31, 2025
(in USD thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$472,577	$472,577	$—	$—
Warrant liability	(146)	—	—	(146)
Bitcoin redemption and put options	101,179	—	101,179	—

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market, which is the Coinbase exchange. As such, the Company’s Digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy.

The Company estimates the fair value of its Bitcoin redemption and put options using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption and put options.

See the Derivatives section below for a description of the Company’s derivative instrument accounting policy.

The Company estimated the fair value of its warrant liability, which it assumed in connection with the Mergers, using the Black-Scholes pricing model, which includes significant unobservable inputs, including the expected term of the warrants, and as a result, the Company determined that the warrant liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s warrant liability, see Note 7. Derivatives. See Warrant liability section below for a description of the Company’s warrant liability accounting policy.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at estimated fair value only when an impairment charge is recognized. The Company had no impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three months ended March 31, 2026 and 2025.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term liabilities, such as lease liabilities, approximate fair value as the related interest rates approximate rates currently available to the Company.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Digital assets

Bitcoin, representing the Company’s digital assets, are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company’s Bitcoin mining revenue recognition cut-off. Changes in fair value are recognized in Losses on digital assets, in Operating expenses on the Company’s Unaudited Condensed Consolidated and Combined Statement of Operations and Comprehensive (Loss) Income. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item Loss on digital assets.

Digital assets received by the Company through its revenue activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Leases

The Company accounts for its leases under ASC Topic 842, Leases ("ASC 842"). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the Unaudited Condensed Consolidated and Combined Balance Sheets as both a right-of-use ("ROU") asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.

Upon adoption of ASC 842, for purposes of calculating the ROU asset and lease liability, the Company elected to combine lease and related non-lease components as permitted under ASC 842. The Company also elected the short-term lease exception for leases having an initial term of 12 months or less. Consequently, such leases are not recorded in the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets. The Company recognizes rent expense from its operating leases on a straight-line basis over the lease term.

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

The estimated useful life of the Company's property and equipment is generally as follows:

Useful life (in years)
Miners and mining equipment	4

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

When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss).

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

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

The Company has not recorded an impairment to goodwill for the three months ended March 31, 2026 and 2025

Derivatives

The Company accounts for the derivative contracts it enters into as follows:

Bitcoin redemption and put options

The Company has entered into agreements to purchase property and equipment that includes a pledge of Bitcoin and a right to redeem the pledged Bitcoin for a certain period after the redemption period starts. The redemption period starts when the purchased property and equipment is shipped. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of property and equipment shipped. These Bitcoin redemption and put options do not qualify as an accounting hedge under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). Accordingly, the Company carries the Bitcoin redemption and put options at fair value and any gains or losses are recognized in profit or loss, respectively.

Covered call options

From time to time, Hut 8 sold call options on Bitcoin that it owned (the "covered call options") to generate cash flows on a portion of its Bitcoin held. These options do not qualify as accounting hedges under ASC 815. Accordingly, the Company carries the covered call options at fair value and any gains or losses are recognized in profit or loss, respectively.

As of March 31, 2026, the Company had not entered into a covered call options transaction.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Because the Company has a single reportable segment, all required financial segment information can be found directly in our Unaudited Condensed Consolidated and Combined Financial Statements. The measure of segment assets is reported on the Unaudited Condensed Consolidated and Combined Balance Sheets as total assets. Significant segment expenses are consistent with those presented on the Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income. Depreciation and amortization expense is reported on the Unaudited Condensed Consolidated and Combined Statements of Cash Flows.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

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

Stock-based compensation

The Company grants stock-based compensation, primarily to employees, consultants, and non-employee directors of the Company and its affiliates. Restricted stock units ("RSUs") granted to employees generally either vest in quarterly or annual installments over three years and RSUs granted to non-employee directors generally vest on the date of the Company’s annual general meeting of stockholders.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Compensation expense for awards is predominantly recognized using the straight-line method over the requisite service period for the entire award and forfeitures are recognized as they occur. The cumulative amount of compensation cost recognized at any point in time equals at least the portion of the grant-date fair value of the award that is vested at that date. The fair value of RSUs is calculated at the market value of the Class A common stock on the measurement date.

Foreign currency

The U.S. Dollar is the functional and presentation currency of the Company. Hut 8 has consolidated subsidiaries that have a non-U.S. Dollar functional currency. Each of Hut 8's subsidiaries determines its own functional currency and items of each subsidiary included in the Unaudited Condensed Consolidated and Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in profit or loss for the period. Foreign currency-denominated monetary assets and liabilities of Hut 8 are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Resulting gains and losses arising from the translation of these assets and liabilities are recorded as a cumulative translation adjustment, a component of other comprehensive (loss) income in stockholders’ equity. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date. Certain foreign operations have been carved out and allocated to the Company. Therefore, the Company allocated a portion of these foreign currency impacts to the Unaudited Condensed Consolidated and Combined Financial Statements.

Net (loss) income per share attributable to common stockholders

The Company does not have participating securities other than common stock. Basic net (loss) income per share of common stock from continuing operations attributable to the Company and basic net loss per share of common stock from discontinued operations attributable to the Company are computed by dividing net (loss) income from continuing operations attributable to the Company and net loss from discontinued operations attributable to the Company, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including (if any) warrants to purchase common stock to the extent dilutive under the treasury-stock method, and the numerator adjustment from the impact of the warrant liability assumed from the Mergers to the extent dilutive. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net (loss) income per share of common stock from continuing operations attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable. Diluted net loss per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator used to calculate diluted net (loss) income per share of common stock from continuing operations attributable to the Company, as previously noted. For comparative purposes, periods prior to the Mergers have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Mergers and assumes the same basic weighted average shares.

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

A valuation allowance is recorded if it is more-likely-than-not that some portion, or all, of a deferred tax asset will not be realized. In evaluating whether a valuation allowance is needed, the Company considers all relevant evidence, including past performance, recent cumulative losses, projections of future taxable income, and the viability of tax planning strategies. If the Company subsequently determines that there is sufficient evidence to indicate a deferred tax asset will be realized, the associated valuation allowance is reversed.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The Company will recognize positions taken or expected to be taken in a tax return in the Unaudited Condensed Consolidated and Combined Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of March 31, 2026.

Note 3. Segment information

The Company reports results in a single reportable segment, which reflects how our CODM allocates resources and evaluates the Company's financial results. Because the Company has a single reportable segment, all required financial segment information can be found directly in our Unaudited Condensed Consolidated and Combined Financial Statements.

The following table presents summarized information for revenue by geographic area:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Revenue
United States	$62,118	$10,315
Canada	—	2,023
Total revenue	$62,118	$12,338

The following table presents summarized information for long-lived assets by geographic area:

	March 31,	December 31,
(in USD thousands)	2026	2025
United States	$323,932	$341,724
Total long-lived assets	$323,932	$341,724

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 4. Digital assets

The following table presents the changes in carrying amount of the Company's digital assets as of March 31, 2026 and March 31, 2025:

(in USD thousands)	Amount
Balance as of December 31, 2024	$949,501
Revenue recognized from Bitcoin mined	12,338
Carrying value of Bitcoin sold	(3,429)
Change in fair value of Bitcoin	(112,394)
Adjustments post carveout of mining operations to ABTC	(847,244)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$—

Number of Bitcoin held as of March 31, 2025	—
Number of Bitcoin pledged to Bitmain as of March 31, 2025	—
Cost basis of Bitcoin held as of March 31, 2025	$—
Realized gains on the sale of Bitcoin for the three months ended March 31, 2025	$828

Balance as of December 31, 2025	$472,577
Revenue recognized from Bitcoin mined	62,118
Bitcoin purchased	61,316
Mining revenue earned in prior period received in current period	812
Bitcoin mining revenue not received	(646)
Change in fair value of Bitcoin	(117,188)
Balance as of March 31, 2026	$478,989

Number of Bitcoin held as of March 31, 2026	7,021
Number of Bitcoin pledged to Bitmain as of March 31, 2026	3,090
Cost basis of Bitcoin held as of March 31, 2026	$710,847
Realized gains on the sale of Bitcoin for the three months ended March 31, 2026	$—

The Company’s digital assets have been or currently are held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership, or held by Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") for the Bitcoin pledged in connection with the 2025 Bitmain Purchase Agreement (as defined below) and the 2026 Bitmain Purchase Agreement (as defined below) for miner purchases from them. As discussed in Note 1, Hut 8 contributed only ASIC miners as part of the Transactions. As a result, the Company's entire strategic Bitcoin reserve as of March 31, 2025, included in the carveout financial statements, remained with Hut 8 following the effectiveness of the Transactions. Starting April 1, 2025, the Company began to build its own strategic Bitcoin reserve through Bitcoin mining and at-market Bitcoin purchases. The Company accumulated 7,021 Bitcoin as a standalone entity as of March 31, 2026. The details of Bitcoin are as follows:

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

	Amount		Number of Digital Assets
(in USD thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Current
Bitcoin held in custody	$—	$—	—	—
Total digital assets – held in custody	—	—	—	—

Bitcoin pledged for miner purchase	—	—	—	—
Total current digital assets pledged for miner purchase	—	—	—	—

Non-current
Bitcoin held in custody	$268,167	$229,641	3,931	2,625
Total non-current digital assets – held in custody	268,167	229,641	3,931	2,625

Bitcoin pledged for miner purchase	$210,822	$242,936	3,090	2,776
Total Bitcoin pledged for miner purchase	210,822	242,936	3,090	2,776

Bitcoin pledged as collateral	—	—	—	—
Total non-current digital assets – pledged as collateral	—	—	—	—

Total digital assets	$478,989	$472,577	7,021	5,401

Bitmain Purchase Agreements

In November 2024, Hut 8 entered into a purchase agreement with Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners (the "Hut 8 Bitmain Purchase Agreement"). In December 2024, in connection with the Hut 8 Bitmain Purchase Agreement, Hut 8 pledged 968 Bitcoin attributed to the Company at the time into a segregated wallet with Bitmain, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby Hut 8 had the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. During the year ended December 31, 2025, Hut 8 amended the redemption period to end during the quarter ending December 31, 2025. This Bitcoin remained with Hut 8 following the effectiveness of the Transactions. Because the pledged Bitcoin with respect to the Hut 8 Bitmain Purchase Agreement remains with Hut 8 and was not part of the assets transferred to the Company on March 31, 2025, it is not included on the Company's Unaudited Condensed Consolidated and Combined Balance Sheets as of March 31, 2026.

As of March 31, 2025, Hut 8 pledged 968 Bitcoin attributed to the Company at the time with a fair value of $79.9 million, classified as Digital assets – pledged for miner purchase under current assets on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets. A corresponding liability of $100.9 million was recorded under Miner purchase liability under current liabilities on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets prior to the effectiveness of the Transactions, reflecting Hut 8’s obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of ASIC miners by not redeeming the pledged Bitcoin at the end of the redemption period.

On August 5, 2025, Hut 8 assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the "Bitmain Miners"), representing a total of approximately 14.86 exahash per second ("EH/s"), to the Company. The Company exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the "2025 Bitmain Purchase Agreement") with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Concurrently with the execution of the 2025 Bitmain Purchase Agreement, the Company purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, paid through the pledge of 2,234 Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to Bitmain by Hut 8. In September 2025, the Company purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, paid through the pledge of 151 Bitcoin at a mutually agreed upon fixed price, net of certain hosting credits. In October 2025, the Company pledged an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded $46.0 million comprising of Hut 8's deposit and certain expenses. The Bitcoin pledged under the 2025 Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date.

In February 2026, the Company entered into a Future Sales and Purchase Agreement (the "2026 Bitmain Purchase Agreement") with Bitmain to purchase approximately 11,298 S21 XP ASIC miners, representing a total of approximately 3.05 EH/s, for a total purchase price of approximately $49.4 million. The agreement required an initial payment equal to 80% of the total purchase price, with the remaining 20% due one year following the shipment date. The 80% of the total purchase price was paid through the pledge of 314 Bitcoin at a mutually agreed upon fixed price. The remaining 20% of the purchase price is to be paid through cash, Bitcoin pledged, or a combination of both. The Bitcoin pledged under the 2026 Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date. The Company may elect to extend the pledge period for an additional twelve months.

As of March 31, 2026, the Company pledged 3,090 Bitcoin to Bitmain with a fair value of $210.8 million, classified as Digital assets – pledged for miner purchase under current assets on its Unaudited Condensed Consolidated and Combined Balance Sheets. A corresponding liability of $364.3 million was recorded under Miner purchase liability under current liabilities on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of the Bitmain Miners by not redeeming the pledged Bitcoin at the end of the redemption periods.

In accordance with FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, the Company assessed the transfer of Bitcoin as a nonfinancial asset under ASC 606. Specifically, the Company noted that the Bitcoin pledged to Bitmain under the 2025 Bitmain Purchase Agreement and the 2026 Bitmain Purchase Agreement constitute repurchase agreements under ASC 606. As a result, Bitcoin was not derecognized upon these transfers as both Hut 8 and the Company retain repurchase options.

Due to the Company’s redemption rights under the 2025 Bitmain Purchase Agreement and 2026 Bitmain Purchase Agreement, and its continued economic exposure to Bitcoin, the pledged Bitcoin under these agreements is separately classified as Digital assets – pledged for miner purchase on the Company’s Condensed Consolidated and Combined Balance Sheets, which represents restricted Bitcoin.

Strategic Bitcoin reserve

Starting April 1, 2025, following the effectiveness of the Transactions, the Company began to accumulate its own strategic Bitcoin reserve through Bitcoin mining and at-market purchases, totaling 7,021 Bitcoin as of March 31, 2026.

Note 5. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	March 31, 2026	December 31, 2025
Miners and mining equipment	$445,911	$437,083
Less: Accumulated depreciation	(121,979)	(95,359)
Total property and equipment, net	$323,932	$341,724

Depreciation and amortization expense related to property and equipment was $26.6 million and $6.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Impairment of long-lived assets

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

Note 6. Stock-based compensation

In connection with the closing of the Mergers on September 3, 2025, the Company adopted the Amended and Restated American Bitcoin Corp. 2025 Omnibus Incentive Plan (the "ABTC 2025 Plan"), which amended and restated the predecessor Gryphon Digital Mining, Inc. 2024 Omnibus Incentive Plan. The ABTC 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants, and other stock-based awards to employees, consultants, and directors of the Company and its affiliates. As of the ABTC 2025 Plan’s effective date, 181,964,231 shares of the Company's common stock were reserved for issuance under the ABTC 2025 Plan, subject to an annual automatic increase on each January 1 from 2026 through 2035, equal to the lesser of (a) the excess of 20% of the Company's fully diluted shares outstanding as of the preceding December 31 over the shares then reserved under the ABTC 2025 Plan, and (b) such number as determined by the Company's board of directors. Shares subject to awards that are cancelled and forfeited, and shares returned through certain other mechanisms, are returned to the share reserve and become available for future grants.

In February 2026, the Company granted 1,875,007 RSUs with service-based vest conditions to certain employees and non-employee directors of the Company and its affiliates.

(in USD thousands, except share and per share amounts)	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Unvested as of December 31, 2025	—	$—	$—
Granted	1,875,007	1.02
Unvested as of March 31, 2026	1,875,007	$1.02	$1,733

The Company recognized stock-based compensation expense of $0.3 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, unrecognized stock-based compensation expense was $1.6 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

Note 7. Derivatives

The following table presents the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		March 31, 2026		December 31, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Derivative asset	$161,699	$—	$101,179	$—
Warrant liability	Warrant liability	—	77	—	146
Total derivatives		$161,699	$77	$101,179	$146

The following table presents the effect of derivatives on the Company’s Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss):

		Three Months Ended
(in USD thousands)	Statement of	March 31,
Derivative	Operations Line	2026	2025
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Gain on derivatives	$37,292	$3,321
Covered call options	Gain on derivatives	—	17,541
Warrant liability	Gain on warrant liability	69	—
Total derivatives		$37,361	$20,862

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Bitcoin redemption and put options

During December 2024, pursuant to the Hut 8 Bitmain Purchase Agreement, Hut 8 pledged approximately 968 Bitcoin attributed to the Company at the time to Bitmain in connection with a purchase of approximately 30,000 Bitmain Antminer S21+ ASIC miners. Hut 8 had the option to redeem the pledged Bitcoin at a mutually agreed upon price, during a redemption period that started on the shipment date of the purchased ASIC miners and originally ended three months thereafter. The Company accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2025, due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. After the Transactions were effectuated on March 31, 2025, the Company no longer recorded the Bitcoin pledged by Hut 8.

As part of the 2025 Bitmain Purchase Agreement, in August, September, and October 2025, the Company pledged Bitcoin with Bitmain in connection with a purchase of the 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,776 Bitcoin. The Company pledged the Bitcoin in four tranches, two tranches in August 2025, one tranche in September 2025 and one tranche in October 2025. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Significant accounting policies and recent accounting pronouncements – Derivatives. As part of the purchase of the U3S21EXPH ASIC miners, Hut 8 paid cash of approximately $46.0 million as a deposit and for certain expenses attributable to Hut 8. The Company had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, the Company exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising of the deposit and certain expenses attributable to Hut 8.

In February 2026, in connection with the 2026 Bitmain Purchase Agreement, the Company pledged approximately 314 Bitcoin with Bitmain, representing 80% of the purchase price of approximately 11,298 S21 XP ASIC miners. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting twenty-four months after the day immediately following the pledge date. As part of the agreement, there is an option to extend the pledge period for an additional twelve months. The Company also has the option to pay the remaining 20% of the purchase price under the 2026 Bitmain Purchase Agreement by pledging additional Bitcoin at a mutually agreed upon floor price, which is due one year after the shipment date of the S21 XP ASIC miners. The Company accounted for this Bitcoin redemption and put option as a Level 2 derivative asset as noted in Note 2. Summary of significant accounting policies and recent accounting pronouncements – Derivatives.

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

During the three months ended March 31, 2025, covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike price and the Company recorded a realized gain of $12.1 million and an unrealized gain of $5.4 million related to changes in the fair value of outstanding covered call options. As of March 31, 2026, the Company had no outstanding covered call options.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

As of March 31, 2026, there were 89,222 Gryphon Warrants outstanding.

These warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Significant accounting policies and recent accounting pronouncements.

As of March 31, 2026, the Company estimated the fair value of the warrant liability using the Black-Scholes pricing model with the following inputs:

March 31, 2026
Exercise price	$1.50
Expected price volatility	125.0%
Risk-free interest rate	4.18%
Expected term (in years)	8.8
Dividend yield	0%

The following table provides a summary of activity and change in fair value of the Company’s warrant liability (Level 3 derivative liability), and there was no activity during the three months ended March 31, 2026:

(in USD thousands)	March 31, 2026	December 31, 2025
Balance, beginning of period	$146	$—
Warrants assumed in Mergers	—	9,011
Exercise of warrants	—	(8,481)
Change in fair value	(69)	(384)
Balance, end of period	$77	$146

Note 8. Leases

As further discussed in Note 11. Related party transactions, on March 31, 2025, in connection with the Transactions, the Company entered into a Master Colocation Services Agreement and Master Managed Services Agreement with Hut 8. Under both agreements, Hut 8 provides the Company with colocation, hosting, management, oversight, strategy, compliance, operational and other services for its Bitcoin mining operations located at Hut 8’s facilities. Pursuant to an Exclusivity Agreement between the Company and Hut 8, all of the Company’s Bitcoin miners are located at Hut 8’s facilities. The Company has determined that it has embedded operating leases at three of the facilities governed by this arrangement and has elected to combine lease and non-lease components as permitted under ASC 842. One of the facilities governed by this arrangement includes payments that are variable pass-through fees and facility costs and are therefore expensed as incurred. The Company recorded right-of-use ("ROU") assets of $11.4 million in exchange for operating lease obligations during the three months ended March 31, 2026 related to Drumheller.

The following table shows the ROU assets and lease liabilities as of March 31, 2026 and December 31, 2025:

(in USD thousands)	March 31, 2026	December 31, 2025
ROU assets
Operating leases	$169,997	$166,684
Total ROU assets	$169,997	$166,684

Lease liabilities
Operating leases	$202,452	$188,395
Total lease liabilities	$202,452	$188,395

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The Company’s lease costs are comprised of the following:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Operating lease cost	$10,744	$—
Variable lease cost	18,850	—
Total lease expense	$29,594	$—

The following table presents supplemental lease information:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Operating cash outflows – operating leases	$—	$—

	Three Months Ended
	March 31,
	2026	2025
Weighted-average remaining lease term – operating leases (in years)	4.30	—
Weighted-average discount rate(1) – operating leases	6.35%	—%

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

The following table presents the Company’s future minimum operating lease payments as of March 31, 2026:

Operating
(in USD thousands)	Leases
Remainder of 2026	$63,300
2027	45,041
2028	46,227
2029	47,449
2030	25,196
Thereafter	686
Total undiscounted lease payments	227,899
Less: present value discount	(25,447)
Present value of operating lease liabilities	$202,452

Note 9. Income taxes

For the three months ended March 31, 2026, the Company’s income tax expense and effective tax rate were $1.0 million and -1.18%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a change in valuation allowance.

The Company is subject to U.S. federal income taxes as well as income taxes in various state jurisdictions. The Company’s tax returns for tax years beginning 2025 remain subject to potential examination by the taxing authorities.

Note 10. Concentrations

The only digital asset mined by the Company during the three months ended March 31, 2026 and 2025 has been Bitcoin. Therefore, 100% of the Company’s revenue is related to one digital asset. The Company used two mining pool operators during the three months ended March 31, 2026 and March 31, 2025.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 11. Related party transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. This includes equity method investment entities. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all known related party transactions. As of March 31, 2026, the Company owed Hut 8 $65.8 million of which $35.5 million was recorded within Due to Hut 8 and $30.3 million was recorded within Operating lease liability on the Unaudited Condensed Consolidated and Combined Balance Sheets, related to the agreements discussed below.

Cost Allocations from Hut 8

Prior to the effectiveness of the Transactions on March 31, 2025, Hut 8 provided significant support functions to the Company, which did not operate as a standalone business. The Company's Unaudited Condensed Consolidated and Combined Financial Statements reflect an allocation of these costs. Allocated costs included in cost of revenue relate to support primarily consisting of electricity, facilities, repairs and maintenance, and labor, which are predominantly allocated based on revenue. Allocated costs included in general and administrative expenses primarily relate to finance, human resources, benefits administration, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions and are predominantly allocated based on a percentage of revenue. See Note 1 for a discussion of these costs and the methodology used to allocate them.

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

Under the terms of the MCSA, the Company pays Hut 8 fees generally consisting of a monthly recurring charge, as set forth in each service order, plus 100% of the costs, fees, disbursements and expenses paid or incurred by Hut 8 in connection with the use, operation, maintenance of the relevant facility (including costs related to the delivery of contracted power) and any installation charges, and non-recurring costs or amounts for additional services incurred during the term of the applicable service order. For the three months ended March 31, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MCSA were $27.7 million and nil, respectively. Pursuant to an Exclusivity Agreement between the Company and Hut 8, all of the Company’s Bitcoin miners are located at Hut 8’s facilities.

Master Management Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Master Management Services Agreement with Hut 8 (the "MMSA"). Under the MMSA and its service orders, Hut 8 provides the Company with management, oversight, strategy, compliance, operational, and other services for its Bitcoin mining operations hosted at Hut 8’s facilities.

Under the terms of the MMSA, the Company pays to Hut 8 service fees generally consisting of a fixed fee, payable monthly, for general management, operational, compliance, and other services, plus a monthly fee equal to a combination of payroll related allocations and 100% of specified "pass through costs" incurred during the term of the applicable service order, including costs and expenses incurred by or on behalf of Hut 8 for labor, maintenance, repairs, and infrastructure expenses, and the provision of services by third parties. For the three months ended March 31, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MMSA were $3.1 million and nil, respectively.

Shared Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Services Agreement with Hut 8 (the "Shared Services Agreement"), pursuant to which Hut 8 agreed to provide back-office support services to the Company, including accounting and financial reporting, HR support, payroll, benefits, IT support and management, legal and compliance, and vendor management services. Under the terms of the Shared Services Agreement, the Company pays to Hut 8 a monthly fee equal to a combination of payroll related allocations and costs charged on a "pass through" basis, to Hut 8 for providing services under the Shared Services Agreement to the Company. For the three months ended March 31, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the Shared Services Agreement were $0.9 million and nil, respectively.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 12. Stockholders’ equity

Net Hut 8 Investment

The net transfers to and from Hut 8, as discussed above in Note 1, were as follows:

Three Months Ended
(in USD thousands)	March 31, 2025
Cash pooling and general financing activities	$24,889
Corporate allocations	14,368
Adjustments post carveout of mining operations to the Company	(951,556)
Contributions from Hut 8	115,757
Net transfers from Hut 8 per Condensed Consolidated and Combined Statements of Cash Flows	(796,542)
Stock based compensation funded by Hut 8	(2,145)
Net transfers to Hut 8 per Condensed Consolidated and Combined Statements of Stockholders’ Equity	$(798,687)

Authorized shares

As of March 31, 2026, the Company had the following capital authorized:

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

At-the-Market Offering

On September 3, 2025, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program, allowing the Company to offer and sell up to $2.1 billion of its Class A Shares from time to time (the "2025 ATM"). During the three months ended March 31, 2026, the Company issued and sold 84,068,493 Class A Shares under the 2025 ATM for gross proceeds of $111.0 million and incurred issuance costs of $0.5 million.

Contribution from Hut 8

In connection with the Transactions on March 31, 2025, the Company received $5.3 million of additional Bitcoin miners in April 2025. The transaction was accounted for as a contribution from Hut 8 and reflected within additional paid-in capital at the carrying value as a transfer under common control within the Company's Unaudited Condensed Consolidated and Combined Balance Sheets.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

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

The Akerna Common Warrants and Akerna Underwriter Warrants assumed in the Mergers expire on July 5, 2027, and June 29, 2027, respectively.

Transactions involving the Company's equity-classified warrants are summarized as follows:

(in USD thousands)	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual life (in years)
Akerna Common Warrants assumed through the Mergers	21,739	37.00	1.8
Akerna Underwriter Warrants assumed through the Mergers	1,087	37.00	1.7
Outstanding as of March 31, 2026	22,826	$37.00	1.3

Note 13. Earnings per share

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

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive and or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended
	March 31,
	2026	2025
Akerna Common Warrants	21,739	—
Akerna Underwriter Warrants	1,087	—
Restricted stock units	1,875,007	—
Gryphon Warrants	89,222	—
Total	1,987,055	—

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Months Ended
	March 31,
(in USD thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss – basic and diluted	$(81,792)	$(100,623)
Denominator:
Weighted average shares of Class A common stock	285,599,272	159,537,377
Weighted average shares of Class B common stock	732,224,903	732,224,903
Total weighted average shares of common stock outstanding – basic and diluted	1,017,824,175	891,762,280
Net loss per share of common stock:
Basic and diluted	$(0.08)	$(0.11)

Note 14. Commitments and contingencies

Bitmain Purchase Agreements

In August 2025 and February 2026, the Company entered into the 2025 Bitmain Purchase Agreement and 2026 Bitmain Purchase Agreement, respective, each of which includes the following financial commitments: a Bitcoin redemption option, recognized as a derivative asset under ASC 815, measured at fair value at each reporting period, a Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised. See Note 4. Digital Assets, for further information on the 2025 Bitmain Purchase Agreement and 2026 Bitmain Purchase Agreement.

Legal and regulatory matters

The Company is subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Unaudited Condensed Consolidated and Combined Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Combined Statements of Operations and Comprehensive Income (Loss). Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. The Company has established an accrued liability for certain legal and regulatory proceedings. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no reasonable estimate can be made of any possible loss or range of loss in excess of the accrual.

PPP Loan

On April 21, 2020, Gryphon obtained a loan in the principal aggregate amount of $2.2 million (the "PPP Loan") pursuant to the Paycheck Protection Program under the CARES Act, which was forgiven in full, by the Small Business Administration (the "SBA"), on September 3, 2021.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

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

Note 15. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated and Combined Financial Statements were available to be issued. Except for the events that occurred after March 31, 2026 disclosed above, the Company has concluded no other subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Unaudited Condensed Consolidated and Combined Financial Statements and the related notes and the other financial information included elsewhere in this Quarterly Report and the Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and the Annual Report. See also "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Q1 2026 Highlights

•
Scaled Bitcoin Reserve. As of March 31, 2026, we accumulated approximately 7,021 Bitcoin in reserve, positioning us among the top 16 publicly traded Bitcoin treasury companies based on total Bitcoin holdings. Our Bitcoin in reserve included 3,090 Bitcoin pledged for miner purchases as of March 31, 2026.
•
Expansion of Mining Fleet. In February 2026, we purchased ~11,298 Bitcoin miners, representing 3.05 exahash per second ("EH/s") at 13.5 joules per terahash ("J/TH"). Our operational fleet, which reflects the portion of the owned fleet that is installed and energized, grew to approximately 59,000 miners, representing approximately 25.0 EH/s at an average efficiency of 14.1 J/TH. The delivery and deployment of the additional Bitcoin miners was completed in April 2026, increasing our total owned fleet capacity from 25.0 to 28.1 EH/s while improving overall portfolio efficiency from 16.3 to 16.0 J/TH.

Basis of Presentation

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

Until the effectiveness of the Transactions on March 31, 2025, we historically operated as the "ASIC Compute" sub-segment of Hut 8’s "Compute" segment and not as a standalone company; therefore, separate financial statements had not historically been prepared for us prior to April 1, 2025. Our Unaudited Condensed Consolidated and Combined Financial Statements represent the historical assets, liabilities, operations, and cash flows directly attributable to us starting April 1, 2025; the prior periods have been prepared on a carveout basis through the use of a management approach from Hut 8’s Consolidated Financial Statements and accounting records and are presented on a standalone basis as if the operations had been conducted independently from Hut 8.

Following the effectiveness of the Transactions on March 31, 2025, we began operating as a standalone entity with our own accounting and financial records; therefore, starting April 1, 2025, our results of operations are the results directly attributed to our standalone operations rather than the Bitcoin mining operations of Hut 8. Our Unaudited Condensed Consolidated and Combined Balance Sheets as of March 31, 2026 reflects the assets and liabilities that we directly own or are legally obligated to satisfy post-Transactions.

Prior to the effectiveness of the Transactions on March 31, 2025, all revenues and costs, as well as assets and liabilities directly associated with Hut 8’s Bitcoin mining sub-segment activities were included in our Unaudited Condensed Consolidated and Combined Financial Statements, including Hut 8’s strategic Bitcoin reserve (which remained with Hut 8 following the effectiveness of the Transactions). Additional costs allocated to us include corporate general and administrative expenses, which consisted of various categories, including but not limited to: employee compensation and benefits, professional services, facilities and corporate office expenses, information technology, interest expenses, and stock-based compensation. The corporate and general administrative expenses allocated were primarily based on a percentage of revenue basis that was considered to be a reasonable reflection of the utilization of the services provided or benefit received during the periods presented, depending on the nature of the service received. Management believes the assumptions underlying our Unaudited Condensed Consolidated and Combined Financial Statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by us had we operated as a standalone entity during such periods and may not reflect our results of operations, financial position, and cash flows had we been a standalone company during the periods presented. Actual costs that might have been incurred had we been a standalone company would depend on a number of factors, including our organizational structure, what corporate functions we might have performed directly or outsourced, and strategic decisions we might have made in areas such as executive management, legal, and other professional services, and certain corporate overhead functions. These costs also may not be indicative of the expenses that we may incur in the future or would have incurred if we had obtained these services from a third party.

All intracompany transactions within our operations prior to the effectiveness of the Transactions on March 31, 2025 have been eliminated. All intercompany transactions between us and Hut 8 on or before March 31, 2025 are considered to be effectively settled in our Unaudited Condensed Consolidated and Combined Financial Statements at the time the transactions are recorded. The total net effect of these intercompany transactions considered to be settled are reflected in our Unaudited Condensed Consolidated and Combined Statement of Cash Flows within financing activities and in our Unaudited Condensed Consolidated and Combined Balance Sheets as net Hut 8 investment. At March 31, 2025, as described in the description of the Transactions above, the total net Hut 8 investment has been settled.

Prior to the effectiveness of the Transactions on March 31, 2025, our equity balance in our Unaudited Condensed Consolidated and Combined Financial Statements represents the excess of total liabilities over assets. Net Hut 8 investment is primarily impacted by contributions from Hut 8 that are the result of net funding provided by or distributed to Hut 8.

Prior to the effectiveness of the Transactions on March 31, 2025, cash was managed through bank accounts controlled and maintained by Hut 8. We did not have legal ownership of any bank accounts containing cash balances prior to March 31, 2025. As such, cash held in commingled accounts with Hut 8 is presented within net Hut 8 investment on our Unaudited Condensed Consolidated and Combined Balance Sheets. Subsequent to March 31, 2025, we have set up our own legally separate bank accounts to appropriately directly settle our liabilities and to manage our own cash.

Prior to the effectiveness of the Transactions on March 31, 2025, we were not a co-obligor on Hut 8’s third-party, long-term debt obligations nor were we expected to pay any portion of Hut 8's third-party, long-term debt. However, proceeds from Hut 8’s third-party debts were used to finance our purchase of Bitcoin miners or directly used for our Bitcoin mining-related activities and were therefore included in our Unaudited Condensed Consolidated and Combined Financial Statements. While we are not a legal obligor, certain Bitcoin mining assets of ours were pledged as collateral as disclosed in Note 4. Digital Assets. Following the effectiveness of the Transactions on March 31, 2025, we are no longer connected to any of Hut 8's third-party debt obligations.

The Unaudited Condensed Consolidated and Combined Financial Statements included in this Quarterly Report have been prepared in accordance with generally accepted accounting principles, in the United States ("GAAP").

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

As of March 31, 2026, we operated our Bitcoin miners at five sites under the Master Colocation Services Agreement (the "MCSA") with Hut 8:

•
Alpha (Niagara Falls, New York);
•
Medicine Hat (Medicine Hat, Alberta);
•
Salt Creek (Orla, Texas);
•
Vega (Amarillo, Texas); and
•
Drumheller (Drumheller, Alberta).

Medicine Hat (Medicine Hat, Alberta) and Salt Creek (Orla, Texas)

During February and March 2025, mining activity at our Medicine Hat and Salt Creek sites was reduced due to a planned fleet upgrade, which was completed on April 4, 2025. The upgrade resulted in the deployment of higher efficiency Bitcoin miners, improving the efficiency of our Bitcoin mining operations.

Vega (Amarillo, Texas)

In August 2025, we entered into service orders with Hut 8 pursuant to the MCSA and the Master Managed Services Agreement (the "MMSA") to host additional Bitcoin miners at Hut 8’s Vega site in Amarillo, Texas, most of which were delivered in August with the remainder delivered in September 2025. Prior to August 2025, we did not mine at Hut 8’s Vega site.

Drumheller (Drumheller, Alberta)

In March 2026, Hut 8 reenergized its site in Drumheller, Alberta in anticipation of the delivery and deployment of approximately 11,298 Bitcoin miners, representing 3.05 exahash per second (EH/s) at 13.5 joules per terahash (J/TH). The site, which had previously mined Bitcoin, had been non-operational since March 2024 due to elevated energy costs and underlying voltage issues impacting profitability. Deployment was completed in April 2026, enabling the addition of 3.05 EH/s of Bitcoin mining capacity and increasing our operating fleet capacity from 21.9 to 25.0 EH/s, while maintaining a consistent efficiency of 14.1 J/TH. As a result, our total fleet capacity increased from 25.0 to 28.1 EH/s, with overall portfolio efficiency improving to 16.0 J/TH.

Key Factors Affecting ABTC’s Performance

Price of Bitcoin

Our business is heavily dependent on the price of Bitcoin, which is traded globally and has historically experienced significant volatility. We generate revenue from Bitcoin rewards we earn through third-party mining pool operators and Bitcoin we acquire through at-market purchases and strategic transactions to further build our strategic reserve. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), Bitcoin is revalued at its fair value at the end of each reporting period, with changes to fair value recognized in net (loss) income. As a result, fluctuations in Bitcoin prices may impact our financial performance, including mark-to-market adjustments on Bitcoin, but does not reflect changes in our core operating performance.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, adjusted for impacts of income tax benefit, depreciation and amortization, loss on sale of property and equipment, gain on derivatives, gain on warrant liability, the removal of non-recurring transactions, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons that our Board and management team consider them appropriate for supplemental analysis.

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

Net loss is the GAAP measure most directly comparable to Adjusted EBITDA. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, its definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see "—Results of Operations" below.

Results of Operations

Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:	$62,118	$12,338	$49,780

Cost of revenue (exclusive of depreciation and amortization shown below):	29,598	11,651	17,947

Operating expenses:
Depreciation and amortization	26,620	6,424	20,196
General and administrative expenses	6,908	14,368	(7,460)
Loss on sale of property and equipment	—	2,454	(2,454)
Loss on digital assets	117,188	112,394	4,794
Total operating expenses	150,716	135,640	15,076
Operating loss	(118,196)	(134,953)	16,757

Other income:
Gain on derivatives	37,292	20,862	16,430
Gain on warrant liability	69	—	69
Total other income	37,361	20,862	16,499

Loss before income taxes	(80,835)	(114,091)	33,256

Income tax (provision) benefit	(957)	13,468	(14,425)

Net loss	$(81,792)	$(100,623)	$18,831

Other comprehensive income:
Foreign currency translation adjustments	—	4,467	(4,467)
Total comprehensive loss	$(81,792)	$(96,156)	$14,364

Adjusted EBITDA reconciliation:

	Three Months Ended
	March 31,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net loss	$(81,792)	$(100,623)	$18,831
Income tax provision (benefit)	957	(13,468)	14,425
Depreciation and amortization	26,620	6,424	20,196
Loss on sale of property and equipment	—	2,454	(2,454)
Gain on derivatives	(37,292)	(20,862)	(16,430)
Gain on warrant liability	(69)	—	(69)
Non-recurring transactions (1)	—	1,312	(1,312)
Stock-based compensation expense	296	2,145	(1,849)
Adjusted EBITDA	$(91,280)	$(122,618)	$31,338

(1) There were no non-recurring transactions for the three months ended March 31, 2026. Non-recurring transactions for the three months ended March 31, 2025 represent approximately $1.3 million of transaction costs related to the Contributions.

Revenue

Revenue was $62.1 million and $12.3 million for the three months ended March 31, 2026 and 2025, respectively. This $49.8 million increase was primarily due to improved mining efficiencies at the Medicine Hat and Salt Creek sites following our fleet upgrade. The upgrade included the installation of higher-efficiency machines and targeted infrastructure enhancements at Hut 8's sites to support higher rack-level power density. In addition, deployment of Bitcoin miners at the Vega site in August and September 2025 added approximately 14.86 EH/s to our mining fleet. As a result, Bitcoin production increased to 817 Bitcoin mined during the three months ended March 31, 2026, compared to 135 Bitcoin mined during the three months ended March 31, 2025. This increase was partially offset by a decrease in the average revenue per Bitcoin mined to approximately $76,077 from approximately $91,500 for the three months ended March 31, 2026 and 2025, respectively.

Cost of revenue

Cost of revenue was $29.6 million and $11.7 million for the three months ended March 31, 2026 and 2025, respectively. This $17.9 million increase was primarily due to higher uptime resulting from the fleet upgrade that was completed in April 2025 at the Medicine Hat and Salt Creek sites. It was also driven by our deployment of the Bitcoin miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet.

Depreciation and amortization

Depreciation and amortization expense was $26.6 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively. The $20.2 million increase was primarily attributable to higher depreciation expense resulting from the fleet upgrade and the deployment of the Bitcoin miners at the Vega site in August and September 2025, which increased our depreciable asset base.

General and administrative expenses

General and administrative ("G&A") expenses were $6.9 million and $14.4 million for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $7.5 million. The decrease was primarily driven by (i) a $2.7 million decrease in general, marketing, and other administrative expenses due to streamlined back-office operations, (ii) a $2.3 million decrease in salaries and benefits due to reduced headcount, (iii) a $1.8 million decrease in stock-based compensation expense, and (iv) a $1.3 million decrease in transaction costs, partially offset by a $0.8 million increase in insurance expense due to higher coverage requirements as a standalone public company.

Loss on digital assets

Loss on digital assets were $117.2 million and $112.4 million for the three months ended March 31, 2026 and 2025, respectively. In connection with the Transactions on March 31, 2025, Hut 8's Bitcoin remained with Hut 8. As a result, immediately following the effectuation of the Transactions, we held no Bitcoin on our balance sheet. Starting April 1, 2025, we began to build our own strategic Bitcoin reserve. In the three months ended March 31, 2026, Bitcoin price declined from approximately $87,498 to approximately $68,222. In the three months ended March 31, 2025, Bitcoin price declined from approximately $93,354 to approximately $82,534.

Other income

Other income was $37.4 million and $20.9 million for the three months ended March 31, 2026 and 2025, respectively. The $16.5 million increase was primarily driven by a $16.4 million increase in gain on derivatives related to the Bitcoin redemption and put options with Bitmain.

Income tax (provision) benefit

Income tax provision was $0.9 million or the three months ended March 31, 2026, compared to an income tax benefit of $13.5 million for the three months ended March 31, 2025. This $14.4 million decrease in income tax benefit was primarily due to the loss on digital assets for the three months ended March 31, 2026, which was driven by Hut 8 retaining a portion of its Bitcoin on its standalone balance sheet and a decrease in the market price of Bitcoin during the period. This loss reduced pre-tax income and, in turn, increased the income tax benefit recognized for the period.

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

On September 3, 2025, we entered into a Controlled Equity Offering Sales Agreement to establish the 2025 ATM (the "2025 ATM"), allowing us to offer and sell up to $2.1 billion of our Class A common stock from time to time. From inception to March 31, 2026, we issued and sold 149,553,691 shares of Class A common stock under our 2025 ATM for gross proceeds of $351.5 million.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Cash flows used in operating activities	$(42,510)	$(44,653)
Cash flows (used in) provided by investing activities	(61,761)	5,992
Cash flows provided by financing activities	110,503	38,661

Operating Activities

Net cash used in operating activities was $42.5 million and $44.7 million for the three months ended March 31, 2026 and 2025, respectively. Net cash used in operating activities for three months ended March 31, 2026 resulted primarily from a net loss of $81.8 million, partially offset by non-cash adjustments of $55.4 million and unfavorable changes in working capital of $16.1 million. Net cash used in operating activities for the three months ended March 31, 2025 resulted primarily from net loss of $100.6 million, partially offset by deduction of non-cash adjustments of $70.3 million and unfavorable changes in working capital of $14.4 million.

Investing Activities

Net cash used in investing activities totaled $61.8 million for the three months ended March 31, 2026, primarily consisting of $61.3 million of Bitcoin purchases and $0.5 million in deposits paid to purchase Bitcoin miners and mining equipment. Net cash provided by investing activities totaled $6.0 million for the three months ended March 31, 2025, consisting of $3.4 million in proceeds from Bitcoin sales, and $2.6 million in proceeds from sales of property and equipment.

Financing Activities

Net cash provided by financing activities was $110.5 million for the three months ended March 31, 2026, which was primarily a result of $110.5 million from the issuance of our Class A common stock through the 2025 ATM, net of fees. Net cash provided by financing activities was $38.6 million for the three months ended March 31, 2025, primarily consisting of $38.6 million of net Hut 8 investment.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Unaudited Condensed Consolidated and Combined Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Unaudited Condensed Consolidated and Combined Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position, and statement of cash flows.

While our significant accounting policies and estimates are described in more detail in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements in our Unaudited Condensed Consolidated and Combined Financial Statements included elsewhere in this Quarterly Report, we believe the following accounting policies and estimates are most critical to understanding and evaluating this management discussion and analysis:

Digital Assets

Accounting for digital assets requires significant judgment, including classification, measurement, presentation, and the determination of fair value. Digital assets pledged as collateral, including under arrangements with Bitmain, require additional judgment in evaluating the appropriate accounting treatment, including whether such assets remain recognized on our Unaudited Condensed Consolidated and Combined Balance Sheets. Pledged digital assets remain recognized because we retain ownership and continue to be exposed to changes in market value.

Long-lived Assets

Property, plant, and equipment are recorded at cost, net of accumulated depreciation. Judgment is necessary in estimating the Bitcoin miners' useful lives. This includes evaluating our own usage experience with our currently owned miners, the rate of technological advancement, and market-related factors such as the price of Bitcoin and the Bitcoin network hashrate, which impact the value of the miners. Depreciation is computed using the straight-line method over the estimated useful lives of the miners. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2026, we held 7,021 Bitcoin, and the fair value of a single Bitcoin was approximately $68,222. Therefore, the fair value of our strategic Bitcoin reserve as of March 31, 2026, was approximately $479.0 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell its Bitcoin for cash, therefore having a negative impact on our liquidity.

Custodian Risk

Our Bitcoin is held with third-party custodians, including Anchorage and Bitgo, that we selected based on various factors, including their financial strength, security measures, insurance coverage, and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the three months ended March 31, 2026, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any system of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance rather than absolute assurance of achieving its objectives. The design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of fraud, if any, will be detected. These inherent limitations include the possibility of faulty judgments, errors or mistakes, and the potential for controls to be circumvented by individual acts, collusion among employees, or management override. Moreover, the design of any control system is based on certain assumptions regarding future events, and there is no guarantee that any design will succeed under all potential future conditions. Over time, controls may become inadequate due to changes in conditions or deterioration in compliance with policies or procedures. Consequently, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 14. Commitments and contingencies to our Unaudited Condensed Consolidated and Combined Financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. See “Risk Factors—Risks Related to Certain Regulations and Laws, Including Tax Laws—We are involved in legal proceedings from time to time, which could adversely affect us” in the Annual report.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors set forth in Part I, Item IA of the Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our combined financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition, or results of operations. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of the Company's officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 6, 2026		AMERICAN BITCOIN CORP.

	By:	/s/ Matt Prusak
Matt Prusak
President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)