Form 10-Q
period 2026-06-30
American Bitcoin Corp.
filed 2026-08-03
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-39096

American Bitcoin Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-2242651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Avenue, Suite 200
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

As of July 30, 2026, the registrant had 24,004,726 shares of Class A common stock, 48,814,987 shares of Class B common stock, and no shares of Class C common stock outstanding.

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

Prior to the effectiveness of the Transactions, we historically operated as the "ASIC Compute" sub-segment of Hut 8’s "Compute" segment and not as a standalone company; therefore, separate financial statements had not been prepared for us. Our Unaudited Condensed Consolidated and Combined Financial Statements, representing the historical assets, liabilities, operations, and cash flows directly attributable to us prior to the effectiveness of the Transactions have been prepared on a carveout basis through the use of a management approach from Hut 8’s Consolidated Financial Statements and accounting records and are presented on a standalone basis as if our operations had been conducted independently from Hut 8.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Bitcoin Corp.

Condensed Consolidated and Combined Balance Sheets

(in USD thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$18,354	$3,822
Deposits and prepaid expenses	1,771	2,163
Accounts and other receivables	40	2,127
Digital assets receivable	581	812
Derivative assets	4,994	—
Total current assets	25,740	8,924

Non-current assets
Digital assets – held in custody	293,949	229,641
Digital assets – pledged for miner purchase	184,942	242,936
Property and equipment, net	313,057	341,724
Operating lease right-of-use asset	161,292	166,684
Derivative assets	175,019	101,179
Indefinite-lived intangible asset	998	998
Goodwill	154,426	154,426
Total non-current assets	1,283,683	1,237,588
Total assets	$1,309,423	$1,246,512

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$15,063	$5,808
Due to Hut 8	42,342	53,490
Income taxes payable	3,064	701
Operating lease liability, current portion	76,205	51,595
Total current liabilities	136,674	111,594

Non-current liabilities
Miner purchase liability	371,687	332,153
Operating lease liability, less current portion	128,935	136,800
Warrant liability	55	146
Total non-current liabilities	500,677	469,099
Total liabilities	$637,351	$580,693

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value; 500,000,000,000 shares authorized; 24,004,657 and 16,196,042 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively(1)	2	1
Class B common stock, $0.0001 par value; 10,000,000,000 shares authorized; 48,814,987 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	5	5
Class C common stock, $0.0001 par value; 125,000,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	863,556	718,361
Accumulated deficit	(191,491)	(52,548)
Total stockholders’ equity	672,072	665,819
Total liabilities and stockholders’ equity	$1,309,423	$1,246,512

(1)The number of shares of common stock outstanding has been adjusted for the periods presented to reflect the 1-for-15 reverse stock split effected on July 2, 2026. See Note 2. Significant accounting policies and recent accounting pronouncements for more information.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$67,015	$30,285	$129,133	$42,623

Cost of revenue (exclusive of depreciation and amortization shown below)	34,009	15,337	63,607	26,988

Operating expenses:
Depreciation and amortization	28,237	9,951	54,857	16,375
General and administrative expenses	7,672	3,642	14,580	18,010
Loss on sale of property and equipment	—	—	—	2,454
Loss (gain) on digital assets	71,178	(3,037)	188,366	109,357
Total operating expenses	107,087	10,556	257,803	146,196
Operating (loss) income	(74,081)	4,392	(192,277)	(130,561)

Other income:
Gain on derivatives	18,315	—	55,607	20,862
Gain on warrant liability	22	—	91	—
Other income	18,337	—	55,698	20,862

(Loss) income before income taxes	(55,744)	4,392	(136,579)	(109,699)

Income tax (provision) benefit	(1,407)	(961)	(2,364)	12,507

Net (loss) income	(57,151)	3,431	(138,943)	(97,192)

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	4,467
Total comprehensive (loss) income	$(57,151)	$3,431	$(138,943)	$(92,725)

Net (loss) income per share of common stock:(1)
Basic	$(0.80)	$0.06	$(1.99)	$(1.63)
Diluted	$(0.80)	$0.06	$(2.00)	$(1.63)

Weighted average number of shares of common stock outstanding:(1)
Basic	71,482,044	59,450,812	69,678,490	59,450,812
Diluted	71,487,408	59,450,812	69,681,187	59,450,812

(1)The weighted-average shares outstanding attributable to common stockholders and net (loss) income per share attributable to common stockholders have been adjusted for the periods presented to reflect the 1-for-15 reverse stock split effected on July 2, 2026. See Note 2. Significant accounting policies and recent accounting pronouncements for more information.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Stockholders’ Equity

(Unaudited, in USD thousands, except share and per share data)

Six Months Ended June 30, 2025

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Retained Earnings	Accumulated Other	Hut 8	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Net Investment	Equity
Balance, December 31, 2024	—	$—	—	$—	—	$—	$—	$—	$(48,347)	$1,063,414	$1,015,067
Net loss(1)	—	—	—	—	—	—	—	—	—	(100,623)	(100,623)
Net transfers to Hut 8	—	—	—	—	—	—	—	—	—	(798,687)	(798,687)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4,467	—	4,467
Disposition of cumulative translation adjustment	—	—	—	—	—	—	—	—	43,880	(48,347)	(4,467)
Issuance of shares resulting from the Transactions (Note 1)(2)	—	—	48,814,987	5	—	—	115,752	—	—	(115,757)	—
Balance, March 31, 2025	—	$—	48,814,987	5	—	$—	$115,752	$—	$—	$—	$115,757
Net income	—	—	—	—	—	—	—	3,431	—	—	3,431
Contribution from Hut 8	—	—	—	—	—	—	5,262	—	—	—	5,262
Issuance of common stock(2)	10,635,825	1	—	—	—	—	215,274	—	—	—	215,275
Balance June 30, 2025	10,635,825	$1	48,814,987	5	—	$—	$336,288	$3,431	$—	$—	$339,725

Six Months Ended June 30, 2026

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Retained Earnings	Accumulated Other	Hut 8	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Net Investment	Equity
Balance, December 31, 2025	16,196,042	$1	48,814,987	$5	—	$—	$718,361	$(52,548)	$—	$—	$665,819
Net loss	—	—	—	—	—	—	—	(81,792)	—	—	(81,792)
Issuance of common stock – at-the-market offering, net of issuance costs(2)	5,604,544	1	—	—	—	—	110,502	—	—	—	110,503
Issuance of common stock – warrant exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	296	—	—	—	296
Balance, March 31, 2026	21,800,586	$2	48,814,987	$5	—	$—	$829,159	$(134,340)	$—	$—	$694,826
Net loss	—	—	—	—	—	—	—	(57,151)	—	—	(57,151)
Issuance of common stock – at-the-market offering, net of issuance costs(2)	2,151,127	—	—	—	—	—	33,585	—	—	—	33,585
Issuance of common stock – warrant exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	812	—	—	—	812
Issuance of common stock – restricted stock unit settlements	52,944	—	—	—	—	—	—	—	—	—	—
Balance June 30, 2026	24,004,657	2	48,814,987	5	—	—	863,556	(191,491)	—	—	672,072

(1) Net loss of $100,623 from January 1, 2025 through March 31, 2025 is attributed to Hut 8 as it was the sole shareholder prior to March 31, 2025.

(2)The number of shares of common stock outstanding has been adjusted for the periods presented to reflect the 1-for-15 reverse stock split effected on July 2, 2026. See Note 2. Significant accounting policies and recent accounting pronouncements for more information.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited, in USD thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net loss	$(138,943)	$(97,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,857	16,375
Non-cash lease expense	22,138	140
Stock-based compensation	1,108	2,145
Bitcoin mining revenue	(129,133)	(42,623)
Loss on digital assets	188,366	109,357
Deferred tax assets and liabilities	—	(18,928)
Gain on derivatives	(55,607)	(20,862)
Gain on warrant liability	(91)	—
Loss on sale of property and equipment	—	2,454
Changes in assets and liabilities:
Deposits and prepaid expenses	837	—
Accounts and other receivables	2,087	—
Income taxes payable	2,363	(889)
Accounts payable and accrued expenses	(629)	(13,468)
Due to Hut 8	(11,148)	19,488
Net cash used in operating activities	(63,795)	(44,003)

Investing activities
Proceeds from sale of digital assets	—	3,429
Purchases of digital assets	(65,316)	—
Deposit paid to purchase miners and mining equipment	(445)	—
Proceeds from sale of property and equipment	—	2,563
Net cash (used in) provided by investing activities	(65,761)	5,992

Financing activities
Proceeds from the issuance of common stock – private placement, net of issuance costs	—	205,274
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	144,088	—
Net transfer from Hut 8 – non-cash	—	38,662
Net cash provided by financing activities	144,088	243,936

Net increase in cash	14,532	205,925
Cash, beginning of period	3,822	—
Cash, end of period	$18,354	$205,925

	Six Months Ended
	June 30,
	2026	2025
Supplemental cash flow information:
Non-cash transactions
Right-of-use assets obtained in exchange for operating lease liabilities	$11,398	$—
Property and equipment acquired under accounts payable and accrued expenses	$9,883	$—
Property and equipment acquired under miner purchase liability	$16,306	$—
Bitcoin redemption and put options acquired under miner purchase liability	$23,227	$—
Digital assets received for the issuance of Class A common stock	$—	$10,000

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 1. Description of business, the transactions, and basis of presentation

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents a reconciliation of the Unaudited Condensed Consolidated and Combined Balance Sheets of the Company as of March 31, 2025, prior to the effectiveness of the Transactions, and the Unaudited Condensed Consolidated and Combined Balance Sheets of the Company as of March 31, 2025, following the effectiveness of the Transactions:

	Combined Balance Sheet as of	Adjustments Post	Balance Sheet as of
	March 31, 2025	Carveout	March 31, 2025
Assets
Current assets
Deposits and prepaid expenses	$36,920	$(36,920)	$—
Derivative assets	21,397	(21,397)	—
Digital assets – pledged for miner purchase	79,893	(79,893)	—
Total current assets	138,210	(138,210)	—

Non-current assets
Digital assets – held in custody	597,743	(597,743)	—
Digital assets – pledged as collateral	169,608	(169,608)	—
Property and equipment, net	123,079	(1,967)	121,112
Goodwill	53,169	(53,169)	—
Total non-current assets	943,599	(822,487)	121,112
Total assets	$1,081,809	$(960,697)	$121,112

Liabilities and equity
Current liabilities
Accounts payable and accrued expenses	$108,235	$(108,235)	$—
Derivative liability	896	(896)	—
Income tax payable	19	(19)	—
Total current liabilities	109,150	(109,150)	—

Non-current liabilities
Deferred tax liability	21,103	(15,748)	5,355
Total liabilities	130,253	(124,898)	5,355

Stockholders’ equity
Net Hut 8 investment	995,436	(995,436)	—
Common stock	—	5	5
Additional paid-in capital(1)	—	115,752	115,752
Accumulated other comprehensive income	(43,880)	43,880	—
Total stockholders’ equity	951,556	(835,799)	115,757
Total liabilities and stockholders’ equity	$1,081,809	$(960,697)	$121,112

(1)The reclassification between Common stock outstanding and Additional paid-in capital resulting from the Reverse Stock Split (as defined below) has not been reflected in the balance sheet as of March 31, 2025, as this balance sheet represents the opening equity position of the Company established upon the effectiveness of the Transactions.

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

Following the effectiveness of the Transactions on March 31, 2025, the Company began operating as a standalone entity with its own accounting and financial records; therefore, starting April 1, 2025, the Company’s results of operations are the results directly attributed to its standalone operations rather than the Bitcoin mining operations of Hut 8. The Company’s Unaudited Condensed Consolidated and Combined Balance Sheets as of June 30, 2026, reflects the assets and liabilities that the Company directly owns or is legally obligated to satisfy post-Transactions.

Prior to the effectiveness of the Transactions on March 31, 2025, all revenues and costs, as well as assets and liabilities directly associated with Hut 8’s Bitcoin mining sub-segment activities were included in the Company’s Unaudited Condensed Consolidated and Combined Financial Statements, including Hut 8’s strategic Bitcoin reserve (which remained with Hut 8 following the effectiveness of the Transactions). Additional costs allocated to the Company include corporate general and administrative expenses which consisted of various categories, including but not limited to: employee compensation and benefits, professional services, facilities and corporate office expenses, information technology, interest expenses, and stock-based compensation. The corporate and general administrative expenses allocated were primarily based on a percentage of revenue basis that was considered to be a reasonable reflection of the utilization of the services provided or benefit received during the periods presented, depending on the nature of the service received. Management believes the assumptions underlying the Company’s Unaudited Condensed Consolidated and Combined Financial Statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company had it operated as a standalone entity during such periods and may not reflect its results of operations, financial position, and cash flows had it been a standalone company during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the Company’s organizational structure, what corporate functions the Company might have performed directly or outsourced, and strategic decisions the Company might have made in areas such as executive management, legal, and other professional services, and certain corporate overhead functions. These costs also may not be indicative of the expenses that the Company may incur in the future or would have incurred if the Company had obtained these services from a third party.

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

Prior to the effectiveness of the Transactions on March 31, 2025, the Company was not a co-obligor on Hut 8’s third-party, long-term debt obligations nor was the Company expected to pay any portion of Hut 8’s third-party, long-term debt. However, proceeds from Hut 8’s third-party debts were used to finance the Company’s purchase of ASICs or directly used for the Company’s Bitcoin mining-related activities and were therefore included in the Company’s Unaudited Condensed Consolidated and Combined Financial Statements. While the Company is not a legal obligor, as of June 30, 2026, certain Bitcoin mining assets of the Company were pledged as collateral as disclosed in Note 4. Digital Assets. Following the effectiveness of the Transactions on March 31, 2025, the Company is no longer connected to any of Hut 8’s third-party debt obligations.

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

The Company's significant accounting policies are described in Note 2 of the Company's Combined Financial Statements for the year ended December 31, 2025. There have been no material changes to these policies during the period covered in this Quarterly Report, except as described elsewhere in these notes. Certain of the Company's significant accounting policies are presented below because management believes they are particularly relevant to understanding the accompanying Unaudited Condensed Consolidated and Combined Financial Statements for the current interim period. This is not intended to be a complete list of the Company's significant accounting policies.

Reverse Stock Split

On July 2, 2026, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock (the "Reverse Stock Split"). The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage ownership interest or proportionate voting power in the Company’s equity, except for de minimis changes as a result of the elimination of fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. The authorized number of shares and par value of each class of the Company’s common stock were not reduced. In connection with the Reverse Stock Split, proportionate adjustments were made to (i) the number of shares of common stock available for issuance and the number of shares of common stock issuable upon the vesting and settlement of existing equity grants under the Company’s equity compensation plan and (ii) the number of shares of the Company’s Class A common stock purchasable upon exercise of outstanding warrants and, for certain of the Company’s outstanding warrants, their exercise price per share, in each case in accordance with the terms of the relevant warrant agreement.

Unless otherwise indicated, all share amounts, per share amounts, weighted-average shares outstanding, and exercise prices included in these Unaudited Condensed Consolidated and Combined Financial Statements have been restated to reflect the Reverse Stock Split on a retroactive basis for all periods presented.

The shares of common stock retained a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split was reclassified from Common Stock to Additional Paid-in Capital. As of June 30, 2026, the Company reclassified $0.1 million from Common Stock to Additional Paid-in Capital.

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

In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. This update is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. Adoption of ASU 2026-02 requires retrospective application through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption.

In December 2025, the FASB issued Update 2025-12, Codification Improvements, ("ASU 2025-12"). ASU 2025-12 clarifies dilutive earnings per share treatment for certain contracts that may be settled in stock or cash when a company has a loss from continuing operations. This update is effective for interim and annual reporting periods beginning after December 31, 2026, with early adoption

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

permitted. The Company is currently assessing the impact of adopting this standard. Adoption of ASU 2025-12 requires retrospective application to each prior reporting period presented.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2026 and December 31, 2025:

	Fair value measured at June 30, 2026
(in USD thousands)	Total carrying value at June 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$478,891	$478,891	$—	$—
Warrant liability	(55)	—	—	(55)
Bitcoin redemption and put options	180,013	—	180,013	—

	Fair value measured at December 31, 2025
(in USD thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$472,577	$472,577	$—	$—
Warrant liability	(146)	—	—	(146)
Bitcoin redemption and put options	101,179	—	101,179	—

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market, which is the Coinbase Prime. As such, the Company’s Digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy.

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

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at estimated fair value only when an impairment charge is recognized. The Company had no impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the six months ended June 30, 2026 and 2025.

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

When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income.

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

The following table presents summarized information for revenue by geographic area:

	Six Months Ended
	June 30,
(in USD thousands)	2026	2025
Revenue
United States	$129,133	$40,600
Canada	—	2,023
Total revenue	$129,133	$42,623

The following table presents summarized information for long-lived assets by geographic area:

	June 30,	December 31,
(in USD thousands)	2026	2025
United States	$313,057	$341,724
Total long-lived assets	$313,057	$341,724

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 4. Digital assets

The following table presents the changes in carrying amount of the Company's digital assets as of June 30, 2026 and June 30, 2025:

(in USD thousands)	Amount
Balance as of December 31, 2024	$949,501
Revenue recognized from Bitcoin mined	12,338
Carrying value of Bitcoin sold	(3,429)
Change in fair value of Bitcoin	(112,394)
Adjustments post carveout of mining operations to ABTC	(847,244)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$—
Revenue recognized from Bitcoin mined	30,285
Bitcoin contributed	10,000
Change in fair value of Bitcoin	3,037
Balance as of June 30, 2025	$43,322

Number of Bitcoin held as of June 30, 2025	404
Cost basis of Bitcoin held as of June 30, 2025	$40,285
Realized gains on the sale of Bitcoin for the six months ended June 30, 2025	$828

Balance as of December 31, 2025	$472,577
Revenue recognized from Bitcoin mined	62,118
Bitcoin purchased	61,316
Mining revenue earned in prior period received in current period	812
Bitcoin mining revenue not received	(646)
Change in fair value of Bitcoin	(117,188)
Balance as of March 31, 2026	$478,989
Revenue recognized from Bitcoin mined	67,015
Bitcoin purchased	4,000
Mining revenue earned in prior period received in current period	646
Bitcoin mining revenue not received	(581)
Change in fair value of Bitcoin	(71,178)
Balance as of June 30, 2026	$478,891

Number of Bitcoin held as of June 30, 2026	8,002
Number of Bitcoin pledged to Bitmain as of June 30, 2026	3,090
Cost basis of Bitcoin held as of June 30, 2026	$781,928

The Company’s digital assets have been or currently are held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership, or held by Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") for the Bitcoin pledged in connection with the 2025 Bitmain Purchase Agreement (as defined below) and the 2026 Bitmain Purchase Agreement (as defined below) for miner purchases from them. As discussed in Note 1, Hut 8 contributed only ASIC miners as part of the Transactions. As a result, the Company's entire strategic Bitcoin reserve as of March 31, 2025, included in the carveout financial statements, remained with Hut 8 following the effectiveness of the Transactions. Starting April 1, 2025, the Company

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

began to build its own strategic Bitcoin reserve through Bitcoin mining and at-market Bitcoin purchases. The Company accumulated 8,002 Bitcoin as a standalone entity as of June 30, 2026. The details of Bitcoin are as follows:

	Amount		Number of Digital Assets
(in USD thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Non-current
Bitcoin held in custody	$293,949	$229,641	4,912	2,625
Total non-current digital assets – held in custody	293,949	229,641	4,912	2,625

Bitcoin pledged for miner purchase	$184,942	$242,936	3,090	2,776
Total Bitcoin pledged for miner purchase	184,942	242,936	3,090	2,776

Total digital assets	$478,891	$472,577	8,002	5,401

Bitmain Purchase Agreements

In November 2024, Hut 8 entered into a purchase agreement with Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners (the "Hut 8 Bitmain Purchase Agreement"). In December 2024, in connection with the Hut 8 Bitmain Purchase Agreement, Hut 8 pledged 968 Bitcoin attributed to the Company at the time into a segregated wallet with Bitmain, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby Hut 8 had the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. During the year ended December 31, 2025, Hut 8 amended the redemption period to end during the quarter ending December 31, 2025. This Bitcoin remained with Hut 8 following the effectiveness of the Transactions. Because the pledged Bitcoin with respect to the Hut 8 Bitmain Purchase Agreement remains with Hut 8 and was not part of the assets transferred to the Company on March 31, 2025, it is not included on the Company's Unaudited Condensed Consolidated and Combined Balance Sheets as of June 30, 2026.

As of March 31, 2025, Hut 8 pledged 968 Bitcoin attributed to the Company at the time with a fair value of $79.9 million, classified as Digital assets – pledged for miner purchase on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets. A corresponding liability of $100.9 million was recorded under Miner purchase liability on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets prior to the effectiveness of the Transactions, reflecting Hut 8’s obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of ASIC miners by not redeeming the pledged Bitcoin at the end of the redemption period.

On August 5, 2025, Hut 8 assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the "Bitmain Miners"), representing a total of approximately 14.86 exahash per second ("EH/s"), to the Company. The Company exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the "2025 Bitmain Purchase Agreement") with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties, or similar charges.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

As of June 30, 2026, the Company pledged 3,090 Bitcoin to Bitmain with a fair value of $184.9 million, classified as Digital assets – pledged for miner purchase on its Unaudited Condensed Consolidated and Combined Balance Sheets. A corresponding liability of $371.7 million was recorded under Miner purchase liability on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of the Bitmain Miners by not redeeming the pledged Bitcoin at the end of the redemption periods.

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

Strategic Bitcoin reserve

Starting April 1, 2025, following the effectiveness of the Transactions, the Company began to accumulate its own strategic Bitcoin reserve through Bitcoin mining and at-market purchases, totaling 8,002 Bitcoin as of June 30, 2026.

Note 5. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	June 30, 2026	December 31, 2025
Miners and mining equipment	$463,273	$437,083
Less: Accumulated depreciation	(150,216)	(95,359)
Total property and equipment, net	$313,057	$341,724

Depreciation and amortization expense related to property and equipment was $28.2 million and $10.0 million for the three months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization expense related to property and equipment was $54.9 million and $16.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

Note 6. Stock-based compensation

The stock-based award information presented below reflects the Reverse Stock Split effected on July 2, 2026. In connection with the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock available for issuance and the number of shares of common stock issuable upon the vesting and settlement of existing equity grants under the Company’s equity compensation plan. See Note 2. Significant accounting policies and recent accounting pronouncements for further information on the Reverse Stock Split.

In connection with the closing of the Mergers on September 3, 2025, the Company adopted the Amended and Restated American Bitcoin Corp. 2025 Omnibus Incentive Plan (the "ABTC 2025 Plan"), which amended and restated the predecessor Gryphon Digital Mining, Inc. 2024 Omnibus Incentive Plan. The ABTC 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants, and other stock-based awards to employees, consultants, and directors of the Company and its affiliates. As of the ABTC 2025 Plan’s effective date, 12,130,948 shares of the Company's common stock were reserved for

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

issuance under the ABTC 2025 Plan, subject to an annual automatic increase on each January 1 from 2026 through 2035, equal to the lesser of (a) the excess of 20% of the Company's fully diluted shares outstanding as of the preceding December 31 over the shares then reserved under the ABTC 2025 Plan, and (b) such number as determined by the Company's board of directors. Shares subject to awards that are cancelled and forfeited, and shares returned through certain other mechanisms, are returned to the share reserve and become available for future grants.

In the six months ended June 30, 2026, the Company granted 181,493 RSUs with service-based vest conditions to certain employees and non-employee directors of the Company and its affiliates.

(in USD thousands, except share and per share amounts)	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Unvested as of December 31, 2025	—	$—	$—
Granted	181,493	16.00
Vested	(52,944)	15.30	649
Unvested as of June 30, 2026	128,549	$16.29	$1,313

The Company recognized stock-based compensation expense of $0.8 million and nil for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, unrecognized stock-based compensation expense was $1.8 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.7 years.

Note 7. Derivatives

The warrant information presented below reflects the Reverse Stock Split effected on July 2, 2026. In connection with the Reverse Stock Split, proportionate adjustments were made to the number of shares of the Company’s Class A common stock purchasable upon exercise of outstanding warrants and, for certain of the Company’s outstanding warrants, their exercise price per share, in each case in accordance with the terms of the relevant warrant agreement. See Note 2. Significant accounting policies and recent accounting pronouncements for further information on the reverse stock split.

The following table presents the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		June 30, 2026		December 31, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Derivative assets	$180,013	$—	$101,179	$—
Warrant liability	Warrant liability	—	55	—	146
Total derivatives		$180,013	$55	$101,179	$146

The following table presents the effect of derivatives on the Company’s Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income:

		Three Months Ended		Six Months Ended
(in USD thousands)	Statement of	June 30,		June 30,
Derivative	Operations Line	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Gain on derivatives	$18,315	$—	$55,607	$20,862
Warrant liability	Gain on warrant liability	22	—	91	—
Total derivatives		$18,337	$—	$55,698	$20,862

Bitcoin redemption and put options

During December 2024, pursuant to the Hut 8 Bitmain Purchase Agreement, Hut 8 pledged approximately 968 Bitcoin attributed to the Company at the time to Bitmain in connection with a purchase of approximately 30,000 Bitmain Antminer S21+ ASIC miners. Under the arrangement, Hut 8 had the option to redeem the pledged Bitcoin at a mutually agreed upon fixed price, during a redemption period that started on the shipment date of the purchased ASIC miners and originally ended three months thereafter. The amount of Bitcoin that could be redeemed was pro-rata of the percentage of miners shipped on a compute power (hashrate) basis. The Company accounted

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024, due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. After the Transactions were effectuated on March 31, 2025, the Company no longer recorded the Bitcoin pledged by Hut 8.

As part of the 2025 Bitmain Purchase Agreement, in August, September, and October 2025, the Company pledged Bitcoin with Bitmain in connection with a purchase of approximately 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,776 Bitcoin. The Company pledged the Bitcoin in four tranches, two tranches in August 2025, one tranche in September 2025, and one tranche in October 2025. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Significant accounting policies and recent accounting pronouncements – Derivatives of the Notes to the Combined Financial Statements for the year ended December 31, 2025. As part of the purchase of the U3S21EXPH ASIC miners, Hut 8 paid cash of approximately $46.0 million as a deposit and for certain expenses attributable to the Company. The Company had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, the Company exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company's $46.0 million comprising of the deposit and certain expenses attributable to Hut 8.

In February 2026, in connection with the 2026 Bitmain Purchase Agreement, the Company pledged approximately 314 Bitcoin with Bitmain, representing 80% of the purchase price of approximately 11,298 S21 XP ASIC miners. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following the pledge date. As part of the agreement, the Company has an option to extend the pledge period for an additional twelve months. The Company also has the option to pay the remaining 20% of the purchase price under the 2026 Bitmain Purchase Agreement by pledging Bitcoin at a mutually agreed upon floor price, which is due one year after the shipment date of the S21 XP ASIC miners. The Company accounted for this Bitcoin redemption and put option as a Level 2 derivative asset as noted in Note 2. Significant accounting policies and recent accounting pronouncements – Derivatives of the Notes to the Combined Financial Statements for the year ended December 31, 2025.

Covered call options

During October 2024, Hut 8 sold covered call options on 2,000 Bitcoin notional, which was attributed to the Company at the time, for proceeds of $2.9 million to generate cash flow on a portion of its digital assets. During November 2024, Hut 8 rolled these call options into new call options with the same Bitcoin notional. Hut 8 achieved this roll by exchanging its previous call options sold for new call options. Hut 8 pledged the Bitcoin attributed to the Company as collateral with one of its Bitcoin custodians in a quantity equal to the notional amount for these covered call options sold. The collateral continued to be pledged in the same manner after the roll. Following the effectiveness of the Transactions, Hut 8 retained the pledged Bitcoin and the covered call options. The covered call options exchanged in the roll were only exercisable upon the date of expiry, automatically exercised if the underlying reference price was greater than the strike price of the call option, and settled with delivery of the underlying Bitcoin. The reference price of the original covered call options was the CME CF Bitcoin Reference Rate at 4:00pm London time for a given date and the reference price for the new call options was the Coinbase Prime Bitcoin price quoted in U.S. Dollars at 4:00pm London time for a given date. The covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2. Significant accounting policies and recent accounting pronouncements – Derivatives of the Notes to the Combined Financial Statements for the year ended December 31, 2025.

During the six months ended June 30, 2025, (1) covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike prices, and the Company recorded a gain of $12.1 million; (2) the Company rolled a covered call option on 500 Bitcoin notional for a covered call option on the same Bitcoin notional by exchanging its previously outstanding call option for a new call option, and as a result of the roll, received $0.8 million in cash and recorded a gain of $4.2 million; and (3) the Company recorded an unrealized gain of $1.1 million related to changes in the fair value of outstanding covered call options. As of June 30, 2026, the Company had no outstanding covered call options.

Warrant liability

In connection with the Mergers, the Company assumed 91,551 warrants to purchase Gryphon common stock (the "Gryphon Warrants") outstanding immediately before the Mergers. Following the completion of the Mergers, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, shares of Class A common stock of the Company. The Gryphon Warrants have an exercise price of $1.50 per share, after giving effect of the Mergers. These warrants expire in January 2035. Pursuant to the terms of the Gryphon Warrants agreement, the exercise price of the outstanding Gryphon Warrants was not adjusted in connection with the Reverse Stock Split.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

As of June 30, 2026, there were 5,947 Gryphon Warrants outstanding.

These warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Significant accounting policies and recent accounting pronouncements of the Notes to the Combined Financial Statements for the year ended December 31, 2025.

As of June 30, 2026, the Company estimated the fair value of the warrant liability using the Black-Scholes pricing model with the following inputs:

June 30, 2026
Exercise price	$1.50
Expected price volatility	120.0%
Risk-free interest rate	4.32%
Expected term (in years)	8.5
Dividend yield	0.0%

The following table provides a summary of activity and change in fair value of the Company’s warrant liability (Level 3 derivative liability):

	Three Months Ended	Six Months Ended
(in USD thousands)	June 30, 2026	June 30, 2026
Balance, beginning of period	$77	$146
Change in fair value	(22)	(91)
Balance, end of period	$55	$55

Note 8. Leases

As further discussed in Note 11. Related party transactions, on March 31, 2025, in connection with the Transactions, the Company entered into a Master Colocation Services Agreement and Master Management Services Agreement with Hut 8. Under both agreements, Hut 8 provides the Company with colocation, hosting, management, oversight, strategy, compliance, operational, and other services for its Bitcoin mining operations located at Hut 8’s facilities. Pursuant to an Exclusivity Agreement between the Company and Hut 8, all of the Company’s Bitcoin miners are located at Hut 8’s facilities. The Company has determined that it has embedded operating leases at three of the facilities governed by this arrangement and has elected to combine lease and non-lease components as permitted under ASC 842. One of the facilities governed by this arrangement includes payments that are variable pass-through fees and facility costs and are therefore expensed as incurred. The Company recorded right-of-use ("ROU") assets of $11.4 million in exchange for operating lease obligations during the six months ended June 30, 2026 related to Drumheller.

The following table shows the ROU assets and lease liabilities as of June 30, 2026 and December 31, 2025:

(in USD thousands)	June 30, 2026	December 31, 2025
ROU assets
Operating leases	$161,292	$166,684
Total ROU assets	$161,292	$166,684

Lease liabilities
Operating leases	$205,140	$188,395
Total lease liabilities	$205,140	$188,395

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The Company’s lease costs are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2026	2025	2026	2025
Operating lease cost	$11,394	$2,714	$22,138	$2,714
Variable lease cost	22,607	11,694	41,457	11,694
Total lease expense	$34,001	$14,408	$63,595	$14,408

The following table presents supplemental lease information:

	Six Months Ended
	June 30,
(in USD thousands)	2026	2025
Operating cash outflows – operating leases	$—	$—

	Six Months Ended
	June 30,
	2026	2025
Weighted-average remaining lease term – operating leases (in years)	4.06	4.75
Weighted-average discount rate(1) – operating leases	6.34%	6.42%

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

The following table presents the Company’s future minimum operating lease payments as of June 30, 2026:

Operating
(in USD thousands)	Leases
Remainder of 2026	$63,300
2027	45,041
2028	46,227
2029	47,449
2030	25,196
Thereafter	686
Total undiscounted lease payments	227,899
Less: present value discount	(22,759)
Present value of operating lease liabilities	$205,140

Note 9. Income taxes

For the three months ended June 30, 2026, the Company’s income tax expense and effective tax rate were $1.4 million and -2.52%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a change in valuation allowance. For the three months ended June 30, 2025, the Company’s income tax expense and effective tax rate were $1.0 million and 21.88%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a change in valuation allowance.

For the six months ended June 30, 2026, the Company’s income tax expense and effective tax rate were $2.4 million and -1.73%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a change in valuation allowance. For the six months ended June 30, 2025, the Company’s income tax benefit and effective tax rate were $12.5 million and 11.40%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a change in valuation allowance.

The Company is subject to U.S. federal income taxes as well as income taxes in various state jurisdictions. The Company’s tax returns for tax years beginning 2025 remain subject to potential examination by the taxing authorities.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 10. Concentrations

The only digital asset mined by the Company during the six months ended June 30, 2026 and 2025 has been Bitcoin. Therefore, 100% of the Company’s revenue is related to one digital asset. The Company used two mining pool operators during the three and six months ended June 30, 2026 and June 30, 2025.

Note 11. Related party transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. This includes equity method investment entities. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all known related party transactions. As of June 30, 2026, the Company owed Hut 8 $83.5 million of which $42.3 million was recorded within Due to Hut 8 and $41.2 million was recorded within Operating lease liability on the Unaudited Condensed Consolidated and Combined Balance Sheets, related to the agreements discussed below.

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

Under the terms of the MCSA, the Company pays Hut 8 fees generally consisting of a monthly recurring charge, as set forth in each service order, plus 100% of the costs, fees, disbursements, and expenses paid or incurred by Hut 8 in connection with the use, operation, and maintenance of the relevant facility (including costs related to the delivery of contracted power) and any installation charges, and non-recurring costs or amounts for additional services incurred during the term of the applicable service order. For the three months ended June 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MCSA were $31.7 million and $14.4 million, respectively. For the six months ended June 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MCSA were $59.4 million and $14.4 million, respectively. Pursuant to an Exclusivity Agreement between the Company and Hut 8, all of the Company’s Bitcoin miners are located at Hut 8’s facilities.

Master Management Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Master Management Services Agreement with Hut 8 (the "MMSA"). Under the MMSA and its service orders, Hut 8 provides the Company with management, oversight, strategy, compliance, operational, and other services for its Bitcoin mining operations hosted at Hut 8’s facilities.

Under the terms of the MMSA, the Company pays to Hut 8 service fees generally consisting of a fixed fee, payable monthly, for general management, operational, compliance, and other services, plus a monthly fee equal to a combination of payroll related allocations and 100% of specified "pass through costs" incurred during the term of the applicable service order, including costs and expenses incurred by or on behalf of Hut 8 for labor, maintenance, repairs, and infrastructure expenses, and the provision of services by third parties. For the three months ended June 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MMSA were $3.4 million and $1.5 million, respectively. For the six months ended June 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MMSA were $6.5 million and $1.5 million, respectively.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Shared Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Services Agreement with Hut 8 (the "Shared Services Agreement"), pursuant to which Hut 8 agreed to provide back-office support services to the Company, including accounting and financial reporting, HR support, payroll, benefits, IT support and management, legal and compliance, and vendor management services. Under the terms of the Shared Services Agreement, the Company pays to Hut 8 a monthly fee equal to a combination of payroll related allocations and costs charged on a "pass through" basis, to Hut 8 for providing services under the Shared Services Agreement to the Company. For the three months ended June 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the Shared Services Agreement were $0.9 million and $1.8 million, respectively. For the six months ended June 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the Shared Services Agreement were $1.8 million and $1.8 million, respectively.

Note 12. Stockholders’ equity

Net Hut 8 Investment

The net transfers to and from Hut 8, as discussed above in Note 1, were as follows:

Six Months Ended
(in USD thousands)	June 30, 2025
Cash pooling and general financing activities	$20,599
Corporate allocations	14,368
Adjustments post carveout of mining operations to the Company	(951,556)
Contributions from Hut 8	115,757
Net transfers from Hut 8 per Condensed Consolidated and Combined Statements of Cash Flows	(800,832)
Stock based compensation funded by Hut 8	2,145
Net transfers to Hut 8 per Condensed Consolidated and Combined Statements of Stockholders’ Equity	$(798,687)

Authorized shares

As of June 30, 2026, the Company had the following capital authorized:

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

At-the-Market Offering

On September 3, 2025, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program, allowing the Company to offer and sell up to $2.1 billion of its Class A Shares from time to time (the "2025 ATM"). During the six months ended June 30, 2026, the Company issued and sold 7,755,671 Class A Shares under the 2025 ATM for gross proceeds of $144.7 million and incurred issuance costs of $0.6 million.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

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

The Akerna Common Warrants and Akerna Underwriter Warrants assumed in the Mergers expire on July 5, 2027, and June 29, 2027, respectively.

As a result of the Reverse Stock Split, the number of shares issuable upon exercise of the Akerna Warrants was reduced on a 1-for-15 basis, and the exercise price per share was increased by a corresponding factor of 15. See Note 2. Significant accounting policies and recent accounting pronouncements for further information.

Transactions involving the Company's equity-classified warrants are summarized as follows:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual life (in years)
Akerna Common Warrants assumed through the Mergers	1,449	555.00	1.8
Akerna Underwriter Warrants assumed through the Mergers	72	555.00	1.7
Outstanding as of June 30, 2026	1,521	$555.00	1.0

Note 13. Earnings per share

All weighted-average shares outstanding and earnings (loss) per share amounts presented herein have been retroactively adjusted to reflect the Reverse Stock Split effected on July 2, 2026. See Note 2. Significant accounting policies and recent accounting pronouncements for further information on the Reverse Stock Split.

Basic and diluted net (loss) income per share attributable to common stockholders is computed in accordance with Note 2. Significant accounting policies and recent accounting pronouncements – Net (loss) income per share attributable to common stockholders of the Notes to the Combined Financial Statements for the year ended December 31, 2025.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive and/or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Akerna Common Warrants	1,449	—	1,449	—
Akerna Underwriter Warrants	72	—	72	—
Restricted stock units	128,549	—	128,549	—
Total	130,070	—	130,070	—

The following is a reconciliation of the denominator of the basic and diluted net (loss) income per share of common stock computations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net (loss) income – basic	$(57,151)	$3,431	$(138,943)	$(97,192)
Gryphon warrants revaluation included in net (loss) income (net of income tax benefit)(1)	(17)	—	(72)	—
Net (loss) income – diluted	$(57,168)	$3,431	$(139,015)	$(97,192)
Denominator:
Weighted average shares of Class A common stock	22,667,057	10,635,825	20,863,503	10,635,825
Weighted average shares of Class B common stock	48,814,987	48,814,987	48,814,987	48,814,987
Total weighted average shares of common stock outstanding – basic	71,482,044	59,450,812	69,678,490	59,450,812
Dilutive impact of Gryphon Warrants	5,364	—	2,697	—
Total weighted average shares of common stock outstanding – diluted	71,487,408	59,450,812	69,681,187	59,450,812
Net (loss) income per share of common stock:
Basic	$(0.80)	$0.06	$(1.99)	$(1.63)
Diluted	$(0.80)	$0.06	$(2.00)	$(1.63)

(1) Calculated as the net adjustment from warrant liability fair value remeasurement from Gryphon Warrants, net of tax

Note 14. Commitments and contingencies

Bitmain Purchase Agreements

In August 2025 and February 2026, the Company entered into the 2025 Bitmain Purchase Agreement and 2026 Bitmain Purchase Agreement, respectively, each of which includes the following financial commitments: a Bitcoin redemption and put options, recognized as a derivative asset under ASC 815, measured at fair value at each reporting period, a Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised. See Note 4. Digital Assets, for further information on the 2025 Bitmain Purchase Agreement and 2026 Bitmain Purchase Agreement.

Legal and regulatory matters

The Company is subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Unaudited Condensed Consolidated and Combined Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Combined Statements of Operations and Comprehensive (Loss) Income. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. The Company has established an accrued liability for certain legal and regulatory proceedings. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no reasonable estimate can be made of any possible loss or range of loss in excess of the accrual.

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

In January 2024, Gryphon received a civil investigative demand from the Department of Justice seeking information and documents about the PPP Loan. In July 2026, the Company entered into a settlement with the Department of Justice for approximately $2.5 million to resolve allegations that Gryphon wrongfully received the PPP Loan; there was no admission of liability.

Note 15. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated and Combined Financial Statements were available to be issued. Except for the events that occurred after June 30, 2026 disclosed above, the Company has concluded no other subsequent events have occurred that require disclosure.

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

Q2 2026 Highlights

•
Energization of Drumheller. In April 2026, we completed the delivery and deployment of ~11,298 Bitmain miners, representing 3.05 exahash per second ("EH/s") at 13.5 joules per terahash ("J/TH"), at the Drumheller site.
•
Reverse Stock Split. On June 22, 2026, at our Annual Meeting of Stockholders, our stockholders approved a proposal to authorize our board of directors to amend our Second Amended and Restated Certificate of Incorporation, as Amended (the "Charter") to effect a reverse stock split at a ratio within a range of 1-for-5 and 1-for-40 (or any number in between), as determined by our board of directors in its discretion. Following the completion of the Annual Meeting of Stockholders, on June 22, 2026, our board of directors approved the reverse stock split at a ratio of 1-for-15. On July 2, 2026, we filed an amendment to our Charter to effect a reverse stock split at a ratio of 1-for-15 of our outstanding shares of common stock. Our Class A common stock began trading on a split-adjusted basis under the symbol "ABTC" on July 6, 2026.
•
Scaled Bitcoin Reserve. As of June 30, 2026, we accumulated approximately 8,000 Bitcoin in reserve, positioning us among the top 16 publicly traded Bitcoin treasury companies based on total Bitcoin holdings. Our Bitcoin in reserve included 3,090 Bitcoin pledged for miner purchases as of June 30, 2026.

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

Following the effectiveness of the Transactions on March 31, 2025, we began operating as a standalone entity with our own accounting and financial records; therefore, starting April 1, 2025, our results of operations are the results directly attributed to our standalone operations rather than the Bitcoin mining operations of Hut 8. Our Unaudited Condensed Consolidated and Combined Balance Sheets as of June 30, 2026 reflects the assets and liabilities that we directly own or are legally obligated to satisfy post-Transactions.

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

As of June 30, 2026, we operated our Bitcoin miners at five sites under the Master Colocation Services Agreement (the "MCSA") with Hut 8:

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

Vega (Amarillo, Texas)

In August 2025, we entered into service orders with Hut 8 pursuant to the MCSA and the Master Managed Services Agreement (the "MMSA") to host additional Bitcoin miners at Hut 8’s Vega site in Amarillo, Texas, most of which were delivered in August 2025 with the remainder delivered in September 2025. Prior to August 2025, we did not mine at Hut 8’s Vega site.

Drumheller (Drumheller, Alberta)

In March 2026, Hut 8 reenergized its site in Drumheller, Alberta in anticipation of the delivery and deployment of approximately 11,298 Bitcoin miners, representing 3.05 exahash per second ("EH/s") at 13.5 joules per terahash ("J/TH"). The site, which had previously mined Bitcoin, had been non-operational since March 2024 due to elevated energy costs and underlying voltage issues impacting profitability. Deployment was completed in April 2026, enabling the addition of 3.05 EH/s of Bitcoin mining capacity and increasing our operating fleet capacity from 21.9 to 25.0 EH/s, while maintaining a consistent efficiency of 14.1 J/TH. As a result, our total fleet capacity increased from 25.0 to 28.1 EH/s, with overall portfolio efficiency improving to 16.0 J/TH.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss or income, adjusted for impacts of income tax (provision) benefit, depreciation and amortization, gain on derivatives, gain on warrant liability, the removal of non-recurring transactions, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons that our Board and management team consider them appropriate for supplemental analysis.

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

Net loss or income is the GAAP measure most directly comparable to Adjusted EBITDA. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, its definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see "—Results of Operations" below.

Results of Operations

Three Months Ended June 30, 2026 and 2025

	Three Months Ended
	June 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:	$67,015	$30,285	$36,730

Cost of revenue (exclusive of depreciation and amortization shown below):	34,009	15,337	18,672

Operating expenses:
Depreciation and amortization	28,237	9,951	18,286
General and administrative expenses	7,672	3,642	4,030
Loss (gain) on digital assets	71,178	(3,037)	74,215
Total operating expenses	107,087	10,556	96,531
Operating (loss) income	(74,081)	4,392	(78,473)

Other income:
Gain on derivatives	18,315	—	18,315
Gain on warrant liability	22	—	22
Total other income	18,337	—	18,337

(Loss) income before income taxes	(55,744)	4,392	(60,136)

Income tax provision	(1,407)	(961)	(446)

Net (loss) income	$(57,151)	$3,431	$(60,582)

Adjusted EBITDA reconciliation:

	Three Months Ended
	June 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net (loss) income	$(57,151)	$3,431	$(60,582)
Income tax provision	1,407	961	446
Depreciation and amortization	28,237	9,951	18,286
Gain on derivatives	(18,315)	—	(18,315)
Gain on warrant liability	(22)	—	(22)
Non-recurring transactions(1)	—	857	(857)
Stock-based compensation expense	812	—	812
Adjusted EBITDA	$(45,032)	$15,200	$(60,232)

(1) There were no non-recurring transactions for the three months ended June 30, 2026. Non-recurring transactions for the three months ended June 30, 2025 represent approximately $0.9 million of Merger related transaction costs.

Revenue

Revenue was $67.0 million and $30.3 million for the three months ended June 30, 2026 and 2025, respectively. This $36.7 million increase was primarily driven by higher Bitcoin production following the deployment of miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet, and at the Drumheller site in March and April 2026, which added approximately 3.05 EH/s to our mining fleet. As a result, Bitcoin production increased to approximately 932 Bitcoin mined during the three months ended June 30, 2026, compared to approximately 308 Bitcoin mined during the three months ended June 30, 2025. This increase was partially offset by a decrease in the average revenue per Bitcoin mined to approximately $71,932 from approximately $98,425 for the three months ended June 30, 2026 and 2025, respectively.

Cost of revenue

Cost of revenue was $34.0 million and $15.3 million for the three months ended June 30, 2026 and 2025, respectively. This $18.7 million increase was primarily driven by higher energy consumption following the deployment of Bitcoin miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet, and the Drumheller site in March and April 2026, which added approximately 3.05 EH/s to our mining fleet.

Depreciation and amortization

Depreciation and amortization expense was $28.2 million and $10.0 million for the three months ended June 30, 2026 and 2025, respectively. The $18.2 million increase was primarily attributable to higher depreciation expense resulting from the deployment of the Bitcoin miners at the Vega site in August and September 2025, and at the Drumheller site in March and April 2026 which increased our depreciable asset base.

General and administrative expenses

General and administrative ("G&A") expenses were $7.7 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, representing an increase of $4.1 million. The increase was primarily driven by (i) a $1.6 million increase in salaries and benefits as a result of an increase in headcount, (ii) a $1.5 million increase in insurance expense due to higher coverage requirements as a standalone public company, and (iii) a $0.8 million increase in stock-based compensation expense, as no stock-based compensation plan was in place during the prior-year period.

Loss on digital assets

Loss on digital assets was $71.2 million for the three months ended June 30, 2026 and gains on digital assets were $3.0 million for the three months ended June 30, 2025. In connection with the Transactions on March 31, 2025, Hut 8's Bitcoin remained with Hut 8. As a result, immediately following the effectuation of the Transactions, we held no Bitcoin on our balance sheet. Starting April 1, 2025, we began to build our own strategic Bitcoin reserve. In the three months ended June 30, 2026, Bitcoin price declined from approximately $68,222 to approximately $59,847. In the three months ended June 30, 2025, Bitcoin price increased from approximately $82,534 to approximately $107,173.

Other income

Other income was $18.3 million and nil for the three months ended June 30, 2026 and 2025, respectively. The $18.3 million increase was primarily driven by a $18.3 million increase in gain on derivatives related to the Bitcoin redemption and put options with Bitmain.

Income tax provision

Income tax provision was $1.4 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. This $0.4 million decrease in income tax benefit was primarily due to a change in valuation allowance, reflecting management's assessment of the extent to which deferred tax assets are more likely than not to be realized.

Results of Operations

Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:	$129,133	$42,623	$86,510

Cost of revenue (exclusive of depreciation and amortization shown below):	63,607	26,988	36,619

Operating expenses:
Depreciation and amortization	54,857	16,375	38,482
General and administrative expenses	14,580	18,010	(3,430)
Loss on sale of property and equipment	—	2,454	(2,454)
Loss on digital assets	188,366	109,357	79,009
Total operating expenses	257,803	146,196	111,607
Operating loss	$(192,277)	$(130,561)	$(61,716)

Other income:
Gain on derivatives	55,607	20,862	34,745
Gain on warrant liability	91	—	91
Total other income	55,698	20,862	34,836

Loss before income taxes	(136,579)	(109,699)	(26,880)

Income tax (provision) benefit	(2,364)	12,507	(14,871)

Net loss	$(138,943)	$(97,192)	$(41,751)

Other comprehensive income:
Foreign currency translation adjustments	—	4,467	(4,467)
Total comprehensive loss	$(138,943)	$(92,725)	$(46,218)

Adjusted EBITDA reconciliation:

	Six Months Ended
	June 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net loss	$(138,943)	$(97,192)	$(41,751)
Income tax provision (benefit)	2,364	(12,507)	14,871
Depreciation and amortization	54,857	16,375	38,482
Loss on sale of property and equipment	—	2,454	(2,454)
Gain on derivatives	(55,607)	(20,862)	(34,745)
Gain on warrant liability	(91)	—	(91)
Non-recurring transactions(1)	—	2,239	(2,239)
Stock-based compensation expense	1,108	2,145	(1,037)
Adjusted EBITDA	$(136,312)	$(107,348)	$(28,964)

(1) There were no non-recurring transaction costs for the six months ended June 30, 2026. Non-recurring transactions for the six months ended June 30, 2025 represent approximately $2.2 million of transaction costs related to the Contributions.

Revenue

Revenue was $129.1 million and $42.6 million for the six months ended June 30, 2026 and 2025, respectively. This $86.5 million increase was primarily due to the deployment of Bitcoin miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet, and the deployment of Bitcoin miners at the Drumheller site in March and April 2026, which added approximately 3.05 EH/s to our mining fleet. As a result, Bitcoin production increased to approximately 1,749 Bitcoin mined during the six months ended June 30, 2026, compared to approximately 443 Bitcoin mined during the six months ended June 30, 2025. This increase was partially offset by a decrease in the average revenue per Bitcoin mined to approximately $73,868 from approximately $96,321 for the six months ended June 30, 2026 and 2025, respectively.

Cost of revenue

Cost of revenue was $63.6 million and $27.0 million for the six months ended June 30, 2026 and 2025, respectively. This $36.6 million increase was primarily driven by higher energy consumption following the deployment of the Bitcoin miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet, and the deployment of Bitcoin miners at the Drumheller site in March and April 2026, which added approximately 3.05 EH/s to our mining fleet.

Depreciation and amortization

Depreciation and amortization expense was $54.9 million and $16.4 million for the six months ended June 30, 2026 and 2025, respectively. The $38.5 million increase was primarily attributable to higher depreciation expense resulting from the fleet upgrade and the deployment of the Bitcoin miners at the Vega site in August and September 2025, and at the Drumheller site in March and April 2026, which increased our depreciable asset base.

General and administrative expenses

G&A expenses were $14.6 million and $18.0 million for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of $3.4 million. The decrease was primarily driven by (i) a $2.2 million decrease in transaction costs as the Mergers were completed in 2025, and (ii) a $1.5 million decrease in general, marketing, and other administrative expenses due to streamlined back-office operations.

Loss on digital assets

Loss on digital assets was $188.4 million and $109.4 million for the six months ended June 30, 2026 and 2025, respectively. In connection with the Transactions on March 31, 2025, Hut 8's Bitcoin remained with Hut 8. As a result, immediately following the effectuation of the Transactions, we held no Bitcoin on our balance sheet. Starting April 1, 2025, we began to build our own strategic Bitcoin reserve. In the six months ended June 30, 2026, Bitcoin price declined from approximately $87,498 to approximately $59,847. In the six months ended June 30, 2025, Bitcoin price increased from approximately $93,354 to approximately $107,173.

Other income

Other income was $55.7 million and $20.9 million for the six months ended June 30, 2026 and 2025, respectively. The $34.8 million increase was primarily driven by a $34.7 million increase in gain on derivatives related to the Bitcoin redemption and put options with Bitmain.

Income tax (provision) benefit

Income tax provision was $2.4 million for the six months ended June 30, 2026, compared to an income tax benefit of $12.5 million for the six months ended June 30, 2025. This $14.9 million decrease in income tax benefit was primarily driven by a change in valuation allowance, reflecting management's assessment of the extent to which deferred tax assets are more likely than not to be realized.

Liquidity and Capital Resources

Prior to the Transactions on March 31, 2025, we operated as the "Bitcoin mining" sub-segment of Hut 8's "Compute" segment and not as a standalone company; therefore, our primary sources of liquidity included cash from Hut 8, proceeds from sales of Bitcoin, Hut 8’s strategic Bitcoin reserve, and capital raised from investors.

Subsequent to the effectuation of the Transactions, our primary sources of liquidity included capital raised from investors, including equity sales and our strategic Bitcoin reserve, which we started to accumulate following the effectiveness of the Transactions on April 1, 2025. Our primary cash needs are for Bitcoin purchases to pursue our Bitcoin accumulation strategy, working capital to support our operations and growth, and equipment financing, including the purchase of additional Bitcoin miners and infrastructure.

On September 3, 2025, we entered into a Controlled Equity Offering Sales Agreement to establish the 2025 ATM (the "2025 ATM"), allowing us to offer and sell up to $2.1 billion of our Class A common stock from time to time. From inception to June 30, 2026, we issued and sold 12,121,321 shares of Class A common stock under our 2025 ATM for gross proceeds of $385.2 million.

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

We believe that our Bitcoin production, Bitcoin on our balance sheet, and cash flows generated from capital raised will meet our anticipated cash requirements in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
(in USD thousands)	2026	2025
Cash flows used in operating activities	$(63,795)	$(44,003)
Cash flows (used in) provided by investing activities	(65,761)	5,992
Cash flows provided by financing activities	144,088	243,936

Operating Activities

Net cash used in operating activities was $63.8 million and $44.0 million for the six months ended June 30, 2026 and 2025, respectively. Net cash used in operating activities for six months ended June 30, 2026 resulted primarily from a net loss of $138.9 million, partially offset by non-cash adjustments of $81.6 million and unfavorable changes in working capital of $6.5 million. Net cash used in operating activities for the six months ended June 30, 2025 resulted primarily from net loss of $97.2 million, partially offset by deduction of non-cash adjustments of $48.1 million and favorable changes in working capital of $5.1 million.

Investing Activities

Net cash used in investing activities totaled $65.8 million for the six months ended June 30, 2026, primarily consisting of $65.3 million of Bitcoin purchases and $0.4 million in deposits paid towards the purchase of Bitcoin miners and mining equipment. Net cash provided by investing activities totaled $6.0 million for the six months ended June 30, 2025, consisting of $3.4 million in proceeds from Bitcoin sales, and $2.6 million in proceeds from sales of property and equipment.

Financing Activities

Net cash provided by financing activities was $144.1 million for the six months ended June 30, 2026, which was primarily a result of $144.1 million from the issuance and sale of our Class A common stock through the 2025 ATM, net of fees. Net cash provided by financing activities was $244.0 million for the six months ended June 30, 2025, primarily consisting of $205.3 million from the issuance and sale of our Class A common stock through the 2025 ATM, net of fees and $38.6 million of net Hut 8 investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin.

As of June 30, 2026, we held 8,002 Bitcoin, and the fair value of a single Bitcoin was approximately $59,847. Therefore, the fair value of our strategic Bitcoin reserve as of June 30, 2026, was approximately $478.9 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell its Bitcoin for cash, therefore having a negative impact on our liquidity.

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

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the six months ended June 30, 2026, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

On May 28, 2026, Matt Prusak, our President and Interim Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1). The trading arrangement is in the form of durable sell-to-cover instructions and provides for sales of Class A common stock necessary to satisfy Mr. Prusak’s tax withholding obligations incurred in connection with the vesting and settlement of restricted stock units and performance stock units previously granted or that could in the future be granted by the Company (whether vesting is based on the passage of time or the achievement of performance goals). The total number of shares of Class A common stock that may be sold pursuant to the sell-to-cover instructions is not determinable and the sell-to-cover instructions will remain in place indefinitely unless revoked in writing.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of May 9, 2025, by and among Gryphon Digital Mining, Inc., American Bitcoin Corp., Merger Sub Inc. and Merger Sub LLC	8-K	2.1	05.12.2025
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc. (Reverse Stock Split Amendment), dated September 2, 2025.	8-K	3.1	09.03.2025
3.2	Second Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc., dated September 2, 2025.	8-K	3.2	09.03.2025
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Gryphon Digital Mining, Inc. (Name Change Amendment), dated September 3, 2025.	8-K	3.3	09.03.2025
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as Amended (Reverse Stock Split Amendment), dated July 2, 2026.	8-K	3.1	07.06.2026
3.5	Amended and Restated Bylaws of American Bitcoin Corp., dated September 3, 2025.	8-K	3.4	09.03.2025
31.1	Certification of Principal Executive Officer of American Bitcoin Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of American Bitcoin Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of American Bitcoin Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Dated: August 3, 2026		AMERICAN BITCOIN CORP.

	By:	/s/ Matt Prusak
Matt Prusak
President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)