Form 10-Q
period 2026-09-30
American Bitcoin Corp.
filed 2026-11-04
CIK 1755953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 26,810,553 shares of Class A common stock, 46,011,753 shares of Class B common stock, and no shares of Class C common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Bitcoin Corp.

Condensed Consolidated and Combined Balance Sheets

(in USD thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$7,409	$3,822
Deposits and prepaid expenses	922	2,163
Accounts and other receivables	40	2,127
Digital assets receivable	935	812
Derivative assets	88,756	—
Digital assets – pledged for miner purchase	198,947	—
Total current assets	297,009	8,924

Non-current assets
Digital assets – held in custody	445,149	229,641
Digital assets – pledged for miner purchase	58,827	242,936
Property and equipment, net	287,215	341,724
Operating lease right-of-use asset	152,454	166,684
Derivative assets	26,982	101,179
Indefinite-lived intangible asset	998	998
Goodwill	154,426	154,426
Total non-current assets	1,126,051	1,237,588
Total assets	$1,423,060	$1,246,512

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$11,189	$5,808
Due to Hut 8	82,843	73,586
Miner purchase liability, current portion	290,592	—
Income taxes payable	3,342	701
Operating lease liability, current portion	35,911	31,499
Total current liabilities	423,877	111,594

Non-current liabilities
Miner purchase liability, less current portion	81,095	332,153
Operating lease liability, less current portion	119,596	136,800
Warrant liability	49	146
Total non-current liabilities	200,740	469,099
Total liabilities	$624,617	$580,693

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 100,000,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value; 500,000,000,000 shares authorized; 26,422,060 and 16,196,042 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)	2	1
Class B common stock, $0.0001 par value; 10,000,000,000 shares authorized; 46,398,406 and 48,814,987 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)	5	5
Class C common stock, $0.0001 par value; 125,000,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025(1)	—	—
Additional paid-in capital	863,940	718,361
Accumulated deficit	(65,504)	(52,548)
Total stockholders’ equity	798,443	665,819
Total liabilities and stockholders' equity	$1,423,060	$1,246,512

(1)The number of shares of common stock outstanding has been adjusted for the periods presented to reflect the 1-for-15 reverse stock split effected on July 2, 2026. See Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements for more information.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$63,355	$64,220	$192,488	$106,843

Cost of revenue (exclusive of depreciation and amortization shown below)	37,524	28,279	101,131	55,267

Operating expenses (income):
Depreciation and amortization	28,579	15,215	83,436	31,590
General and administrative expenses	2,758	8,052	17,338	26,062
Loss on sale of property and equipment	—	—	—	2,454
(Gain) loss on digital assets	(197,340)	5,475	(8,974)	114,832
Total operating (income) expenses	(166,003)	28,742	91,800	174,938
Operating income (loss)	191,834	7,199	(443)	(123,362)

Other (expense) income:
(Loss) gain on derivatives	(64,276)	(1,999)	(8,669)	18,863
Gain on warrant liability	6	26	97	26
Other (expense) income	(64,270)	(1,973)	(8,572)	18,889

Income (loss) before income taxes	127,564	5,226	(9,015)	(104,473)

Income tax (provision) benefit	(1,577)	(1,751)	(3,941)	10,756

Net income (loss)	125,987	3,475	(12,956)	(93,717)

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	4,467
Total comprehensive income (loss)	$125,987	$3,475	$(12,956)	$(89,250)

Net income (loss) per share of common stock:(1)
Basic	$1.73	$0.06	$(0.18)	$(1.57)
Diluted	$1.73	$0.06	$(0.18)	$(1.57)

Weighted average number of shares of common stock outstanding:(1)
Basic	72,819,982	59,956,988	70,737,162	59,621,391
Diluted	72,871,479	59,965,954	70,742,361	59,621,391

(1)The weighted-average shares outstanding attributable to common stockholders and net income (loss) per share attributable to common stockholders have been adjusted for the periods presented to reflect the 1-for-15 reverse stock split effected on July 2, 2026. See Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements for more information.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Stockholders’ Equity

(Unaudited, in USD thousands, except share and per share data)

Nine Months Ended September 30, 2025

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Retained Earnings	Accumulated Other	Hut 8	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Net Investment	Equity
Balance, December 31, 2024	—	$—	—	$—	—	$—	$—	$—	$(48,347)	$1,063,414	$1,015,067
Net loss⁽¹⁾	—	—	—	—	—	—	—	—	—	(100,623)	(100,623)
Net transfers from Hut 8	—	—	—	—	—	—	—	—	—	(798,687)	(798,687)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4,467	—	4,467
Disposition of cumulative translation adjustment	—	—	—	—	—	—	—	—	43,880	(48,347)	(4,467)
Issuance of shares resulting from the Transactions (Note 1)⁽²⁾	—	—	48,814,987	5	—	—	115,752	—	—	(115,757)	—
Balance, March 31, 2025	—	$—	48,814,987	5	—	$—	$115,752	$—	$—	$—	$115,757
Net income	—	—	—	—	—	—	—	3,431	—	—	3,431
Contribution from Hut 8	—	—	—	—	—	—	5,262	—	—	—	5,262
Issuance of common stock(2)	10,635,825	1	—	—	—	—	215,274	—	—	—	215,275
Balance, June 30, 2025	10,635,825	$1	48,814,987	5	—	$—	$336,288	$3,431	$—	$—	$339,725
Net income	—	—	—	—	—	—	—	3,475	—	—	3,475
Issuance of common stock – Mergers	1,126,226	—	—	—	—	—	135,823	—	—	—	135,823
Warrants assumed on the Mergers	—	—	—	—	—	—	18	—	—	—	18
Issuance of common stock – at-the-market offering, net of issuance costs	734,482	—	—	—	—	—	87,992	—	—	—	87,992
Issuance of common stock(2)	67,460	—	—	—	—	—	8,420	—	—	—	8,420
Balance, September 30, 2025	12,563,993	$1	48,814,987	5	—	$—	$568,541	$6,906	$—	$—	$575,453

(1) Net loss of $100,623 from January 1, 2025 through March 31, 2025 is attributed to Hut 8 as it was the sole shareholder prior to March 31, 2025.

(2)The number of shares of common stock outstanding has been adjusted for the periods presented to reflect the 1-for-15 reverse stock split effected on July 2, 2026. See Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements for more information.

Nine Months Ended September 30, 2026

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Retained Earnings	Accumulated Other	Hut 8	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Net Investment	Equity
Balance December 31, 2025	16,196,042	$1	48,814,987	$5	—	$—	$718,361	$(52,548)	$—	$—	$665,819
Net loss	—	—	—	—	—	—	—	(81,792)	—	—	(81,792)
Issuance of common stock – at-the-market offering, net of issuance costs⁽¹⁾	5,604,544	1	—	—	—	—	110,502	—	—	—	110,503
Stock-based compensation	—	—	—	—	—	—	296	—	—	—	296
Balance March 31, 2026	21,800,586	$2	48,814,987	$5	—	$—	$829,159	$(134,340)	$—	$—	$694,826
Net loss	—	—	—	—	—	—	—	(57,151)	—	—	(57,151)
Issuance of common stock – at-the-market offering, net of issuance costs⁽¹⁾	2,151,127	—	—	—	—	—	33,585	—	—	—	33,585
Stock-based compensation	—	—	—	—	—	—	812	—	—	—	812
Issuance of common stock – restricted stock unit settlements	52,944	—	—	—	—	—	—	—	—	—	—
Balance June 30, 2026	24,004,657	$2	48,814,987	$5	—	$—	863,556	(191,491)	—	—	672,072
Net income	—	—	—	—	—	—	—	125,987	—	—	125,987
Conversion of Class B to Class A common stock	2,416,581	—	(2,416,581)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	384	—	—	—	384
Issuance of common stock – restricted stock unit settlements	755	—	—	—	—	—	—	—	—	—	—
Reverse stock split – cash in lieu for fractional shares (2)	67	—	—	—	—	—	—	—	—	—	—
Balance September 30, 2026	26,422,060	$2	46,398,406	$5	—	$—	863,940	(65,504)	—	—	798,443

(1)The number of shares of common stock outstanding has been adjusted for the periods presented to reflect the 1-for-15 reverse stock split effected on July 2, 2026. See Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements for more information.

(2)For the one-for-fifteen (1:15) reverse stock split effected on July 2, 2026, fractional shares were settled in cash.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited, in USD thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net loss	$(12,956)	$(93,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,436	31,590
Non-cash lease expense	33,539	851
Stock-based compensation	1,492	2,145
Bitcoin mining revenue	(192,488)	(106,843)
(Gain) loss on digital assets	(8,974)	114,832
Deferred tax assets and liabilities	—	(17,198)
Loss (gain) on derivatives	8,669	(18,863)
Gain on warrant liability	(97)	(26)
Loss on sale of property and equipment	—	2,454
Proceeds from sale of digital assets	36,309	—
Changes in assets and liabilities:
Deposits and prepaid expenses	1,241	83
Accounts and other receivables	2,087	—
Income taxes payable	2,641	(869)
Accounts payable and accrued expenses	(4,506)	(51,437)
Due to Hut 8	(22,841)	93,932
Net cash used in operating activities	(72,448)	(43,066)

Investing activities
Proceeds from sale of digital assets	—	3,429
Purchases of digital assets	(65,316)	(287,779)
Deposit paid to purchase miners and mining equipment	(445)	—
Purchases of property and equipment	(2,292)	—
Proceeds from sale of property and equipment	—	2,563
Cash on completion of the Mergers	—	894
Net cash used in investing activities	(68,053)	(280,893)

Financing activities
Proceeds from the issuance of common stock – private placement, net of issuance costs	—	205,275
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	144,088	87,992
Proceeds from the issuance of common stock – warrant exercises	—	6
Net transfer from Hut 8 – non-cash	—	38,662
Net cash provided by financing activities	144,088	331,935

Net increase in cash	3,587	7,976
Cash, beginning of period	3,822	—
Cash, end of period	$7,409	$7,976

	Nine Months Ended
	September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for income taxes	$2,590	$—

Non-cash transactions
Right-of-use assets obtained in exchange for operating lease liabilities	$11,398	$—
Property and equipment acquired under accounts payable and accrued expenses	$9,883	$—
Property and equipment acquired under miner purchase liability	$16,306	$267,166
Bitcoin redemption and put options acquired under miner purchase liability	$23,227	$—
Digital assets received for the issuance of Class A common stock	$—	$10,000
Assets acquired, including goodwill, net of liabilities assumed in the Mergers, net of cash acquired	$—	$134,929
Warrants exercised	$—	$8,420

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 1. Description of business and the transactions

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents a reconciliation of the Unaudited Condensed Consolidated and Combined Balance Sheets of the Company as of March 31, 2025, prior to the effectiveness of the Transactions, and the Unaudited Condensed Consolidated and Combined Balance Sheets of the Company as of March 31, 2025, following the effectiveness of the Transactions:

	Combined Balance Sheet as of	Adjustments Post	Balance Sheet as of
(in USD thousands)	March 31, 2025	Carveout	March 31, 2025
Assets
Current assets
Deposits and prepaid expenses	$36,920	$(36,920)	$—
Derivative assets	21,397	(21,397)	—
Digital assets – pledged for miner purchase	79,893	(79,893)	—
Total current assets	138,210	(138,210)	—

Non-current assets
Digital assets – held in custody	597,743	(597,743)	—
Digital assets – pledged as collateral	169,608	(169,608)	—
Property and equipment, net	123,079	(1,967)	121,112
Goodwill	53,169	(53,169)	—
Total non-current assets	943,599	(822,487)	121,112
Total assets	$1,081,809	$(960,697)	$121,112

Liabilities and equity
Current liabilities
Accounts payable and accrued expenses	$108,235	$(108,235)	$—
Derivative liability	896	(896)	—
Income tax payable	19	(19)	—
Total current liabilities	109,150	(109,150)	—

Non-current liabilities
Deferred tax liability	21,103	(15,748)	5,355
Total liabilities	130,253	(124,898)	5,355

Stockholders’ equity
Net Hut 8 investment	995,436	(995,436)	—
Common stock	—	5	5
Additional paid-in capital(1)	—	115,752	115,752
Accumulated other comprehensive income	(43,880)	43,880	—
Total stockholders’ equity	951,556	(835,799)	115,757
Total liabilities and stockholders’ equity	$1,081,809	$(960,697)	$121,112

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

The following table presents the Company's unaudited pro forma combined revenues and net income as if the Mergers with Gryphon had occurred on January 1, 2024, the beginning of the earliest period presented. Pro forma results for the three and nine months ended September 30, 2026 are not presented below because Gryphon and Historical ABTC are now merged and the results are included in the Company's September 30, 2026 Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in USD thousands)	2025	2025
Revenue	$65,030	$110,588
Net income (loss)	1,011	(120,225)

This supplemental pro forma information is not necessarily indicative of what the Company's actual results of operations would have been had the acquisition occurred at the beginning of the periods presented, nor does it purport to project future operating results of the Company.

Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements

Basis of presentation

Until the effectiveness of the Transactions on March 31, 2025, the Company's operations historically operated as the "Bitcoin mining" sub-segment of Hut 8's "Compute" segment and not as a standalone company; therefore, separate financial statements had not historically been prepared for the Company prior to April 1, 2025. The Company's Unaudited Condensed Consolidated and Combined Financial Statements represent the historical assets, liabilities, operations, and cash flows directly attributable to the Company starting April 1, 2025; the prior periods have been prepared on a carveout basis through the use of a management approach from Hut 8's consolidated financial statements and accounting records and are presented on a standalone basis as if the operations had been conducted independently from Hut 8.

Following the effectiveness of the Transactions on March 31, 2025, the Company began operating as a standalone entity with its own accounting and financial records; therefore, starting April 1, 2025, the Company's results of operations are the results directly attributed to its standalone operations rather than the Bitcoin mining operations of Hut 8. The Company's Unaudited Condensed Consolidated and Combined Balance Sheets as of September 30, 2026, reflects the assets and liabilities that the Company directly owns or is legally obligated to satisfy post-Transactions.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Prior to the effectiveness of the Transactions on March 31, 2025, all revenues and costs, as well as assets and liabilities directly associated with Hut 8's Bitcoin mining sub-segment activities were included in the Company's Unaudited Condensed Consolidated and Combined Financial Statements, including Hut 8's strategic Bitcoin reserve (which remained with Hut 8 following the effectiveness of the Transactions). Additional costs allocated to the Company include corporate general and administrative expenses which consisted of various categories, including but not limited to: employee compensation and benefits, professional services, facilities and corporate office expenses, information technology, interest expenses, and stock-based compensation. The corporate and general administrative expenses allocated were primarily based on a percentage of revenue basis that was considered to be a reasonable reflection of the utilization of the services provided or benefit received during the periods presented, depending on the nature of the service received. Management believes the assumptions underlying the Company's Unaudited Condensed Consolidated and Combined Financial Statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company had it operated as a standalone entity during such periods and may not reflect its results of operations, financial position, and cash flows had it been a standalone company during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the Company's organizational structure, what corporate functions the Company might have performed directly or outsourced, and strategic decisions the Company might have made in areas such as executive management, legal, and other professional services, and certain corporate overhead functions. These costs also may not be indicative of the expenses that the Company may incur in the future or would have incurred if the Company had obtained these services from a third party.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company's equity balance in its Unaudited Condensed Consolidated and Combined Financial Statements represented the excess of total liabilities over assets. Net Hut 8 investment is primarily impacted by contributions from Hut 8 that are the result of net funding provided by or distributed to Hut 8.

Prior to the effectiveness of the Transactions on March 31, 2025, cash was managed through bank accounts controlled and maintained by Hut 8. The Company did not have legal ownership of any bank accounts containing cash balances prior to March 31, 2025. As such, cash held in commingled accounts with Hut 8 is presented within net Hut 8 investment on the Company's Unaudited Condensed Consolidated and Combined Balance Sheets. Subsequent to March 31, 2025, the Company has set up its own legally separate bank accounts to directly settle its liabilities and to manage its own cash.

Prior to the effectiveness of the Transactions on March 31, 2025, the Company was not a co-obligor on Hut 8's third-party, long-term debt obligations nor was the Company expected to pay any portion of Hut 8's third-party, long-term debt. However, proceeds from Hut 8's third-party debts were used to finance the Company's purchase of ASICs or directly used for the Company's Bitcoin mining-related activities and were therefore included in the Company's Unaudited Condensed Consolidated and Combined Financial Statements. Following the effectiveness of the Transactions on March 31, 2025, the Company is no longer connected to any of Hut 8's third-party debt obligations.

The Company's Unaudited Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by GAAP for complete financial statements. As such, the information included in these Unaudited Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company's Combined Financial Statements for the year ended December 31, 2025 and related notes included therewith.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Reverse Stock Split

On July 2, 2026, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock (the "Reverse Stock Split"). The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder's percentage ownership interest or proportionate voting power in the Company's equity, except for de minimis changes as a result of the elimination of fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. The authorized number of shares and par value of each class of the Company's common stock were not reduced. In connection with the Reverse Stock Split, proportionate adjustments were made to (i) the number of shares of common stock available for issuance and the number of shares of common stock issuable upon the vesting and settlement of existing equity grants under the Company's equity compensation plan and (ii) the number of shares of the Company's Class A common stock purchasable upon exercise of outstanding warrants and, for certain of the Company's outstanding warrants, their exercise price per share, in each case in accordance with the terms of the relevant warrant agreement.

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

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its Unaudited Condensed Consolidated and Combined Financial Statements and ensures that there are proper controls in place to ascertain that the Company's Unaudited Condensed Consolidated and Combined Financial Statements properly reflect the change.

In May 2026, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"). ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. This update is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. Adoption of ASU 2026-02 requires retrospective application through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company's Unaudited Condensed Consolidated and Combined Financial Statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, goodwill and digital assets, the allocation of costs to the Company for certain corporate and shared service functions in preparing the Company's Unaudited Condensed Consolidated and Combined Financial Statements on a carve-out basis, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Fair value measurement

The Company's financial assets and liabilities are accounted for in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2— Observable, market-based inputs, other than quoted prices included in Level 1, for the assets or liabilities either directly or indirectly.

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or a liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis and the Company's estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2026 and December 31, 2025:

	Fair value measured at September 30, 2026
(in USD thousands)	Total carrying value at September 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$702,923	$702,923	$—	$—
Warrant liability	(49)	—	—	(49)
Bitcoin redemption and put options	115,738	—	115,738	—

	Fair value measured at December 31, 2025
(in USD thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital assets	$472,577	$472,577	$—	$—
Warrant liability	(146)	—	—	(146)
Bitcoin redemption and put options	101,179	—	101,179	—

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company's principal market, which is the Coinbase Prime. As such, the Company's Digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company's digital asset accounting policy.

The Company estimates the fair value of its Bitcoin redemption and put options using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset's implied volatility, the risk-free interest rate, and the expected term of the redemption and put options.

See Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives and Fair Value Measurements for a description of the Company's derivative instrument accounting policy.

The Company estimated the fair value of its warrant liability, which it assumed in connection with the Mergers, using the Black-Scholes pricing model, which includes significant unobservable inputs, including the expected term of the warrants, and as a result, the Company determined that the warrant liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company's warrant liability, see Note 7. Derivatives. See Warrant liability section below for a description of the Company's warrant liability accounting policy.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company's non-financial assets, including goodwill and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset's projected undiscounted cash flows. These assets are recorded at estimated fair value only when an impairment charge is recognized. The Company had no impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the nine months ended September 30, 2026 and 2025.

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term liabilities, such as lease liabilities, approximate fair value as the related interest rates approximate rates currently available to the Company.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Digital assets

Bitcoin, representing the Company's digital assets, are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company's principal market, which is the Coinbase exchange, in accordance with ASC 820. Since digital assets are traded on a 24-hour basis, the Company utilizes the price as of midnight UTC time, which aligns with the Company's Bitcoin mining revenue recognition cut-off. Changes in fair value are recognized in (Gain) loss on digital assets, within Operating (income) expenses in the Company's Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss). When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first-in, first-out basis and are also recorded within the same line item, (Gain) loss on digital assets.

Cash proceeds as a result of digital assets received from Bitcoin mining that are sold nearly immediately into cash to cover operating expenses are classified as operating activities in the Company's Unaudited Condensed Consolidated and Combined Statements of Cash Flows. Cash proceeds from other sales of digital assets are classified as investing activities.

Digital assets classified as current assets include Bitcoin pledged for miner purchases for which the redemption period ends within twelve months. All other digital assets are classified as non-current.

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

For the nine months ended September 30, 2026 and 2025, no impairment was recorded.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Impairment of Goodwill

During the third quarter of 2026, the Company changed the timing of its annual goodwill impairment test from the fourth quarter to the third quarter of each fiscal year. The Company believes this change is preferable as it better aligns with its annual financial reporting and planning processes. The change did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements. The Company reviews goodwill for impairment at the reporting unit level on an annual basis during the third quarter of each fiscal year and in between annual tests whenever events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing the goodwill impairment test, the Company may elect to first perform a qualitative assessment, which requires the Company to consider events or circumstances, including significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of its reporting unit is greater than the carrying amounts, then the quantitative goodwill impairment test is not performed. The Company may also elect to bypass the qualitative assessment and perform a quantitative assessment.

In performing a quantitative assessment, the Company evaluates goodwill for impairment by comparing the fair value of its reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the income approach based on estimated discounted future cash flows. Cash flow assumptions consider historical and forecasted revenue, operating costs, and other relevant factors.

When recognized, impairment losses related to goodwill are recorded as cost and expenses in the Company’s Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss).

For the nine months ended September 30, 2026 and 2025, no impairment was recorded.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The impacts of these reclassifications were not material.

Note 3. Segment information

The Company reports results in a single reportable segment, which reflects how our Chief Operating Decision Maker (the "CODM") allocates resources and evaluates the Company's financial results. The Company's Chief Executive Officer serves as the CODM, responsible for strategic decisions regarding operations and financial management. Because the Company has a single reportable segment, all required financial segment information can be found directly in our Unaudited Condensed Consolidated and Combined Financial Statements.

The following table presents summarized information for revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Revenue
United States	$63,355	$64,220	$192,488	$104,820
Canada	—	—	—	2,023
Total revenue	$63,355	$64,220	$192,488	$106,843

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents summarized information for long-lived assets by geographic area:

	September 30,	December 31,
(in USD thousands)	2026	2025
United States	$287,215	$341,724
Total long-lived assets	$287,215	$341,724

Note 4. Digital assets

The following table presents the changes in carrying amount of the Company's digital assets as of September 30, 2026 and September 30, 2025:

(in USD thousands)	Amount
Balance as of December 31, 2024	$949,501
Revenue recognized from Bitcoin mined	12,338
Carrying value of Bitcoin sold	(3,429)
Change in fair value of Bitcoin	(112,394)
Adjustments post carveout of mining operations to ABTC	(847,244)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$—
Revenue recognized from Bitcoin mined	30,285
Bitcoin contributed	10,000
Change in fair value of Bitcoin	3,037
Balance as of June 30, 2025	$43,322
Revenue recognized from Bitcoin mined	64,220
Bitcoin purchased	287,779
Bitcoin assumed through the Mergers	86
Change in fair value of Bitcoin	(5,475)
Balance as of September 30, 2025	$389,932

Number of Bitcoin held as of September 30, 2025	3,418
Number of Bitcoin pledged to Bitmain as of September 30, 2025	2,385
Cost basis of Bitcoin held as of September 30, 2025	$392,370
Realized gains on the sale of Bitcoin for the nine months ended September 30, 2025	$828

Balance as of December 31, 2025	$472,577
Revenue recognized from Bitcoin mined	62,118
Bitcoin purchased	61,316
Mining revenue earned in prior period received in current period	812
Bitcoin mining revenue not received	(646)
Change in fair value of Bitcoin	(117,188)
Balance as of March 31, 2026	$478,989
Revenue recognized from Bitcoin mined	67,015
Bitcoin purchased	4,000
Mining revenue earned in prior period received in current period	646
Bitcoin mining revenue not received	(581)
Change in fair value of Bitcoin	(71,178)
Balance as of June 30, 2026	$478,891
Revenue recognized from Bitcoin mined	63,355
Carrying value of Bitcoin sold	(36,309)
Mining revenue earned in prior period received in current period	581
Bitcoin mining revenue not received	(935)
Change in fair value of Bitcoin	197,340
Balance as of September 30, 2026	$702,923

Number of Bitcoin held as of September 30, 2026	8,427
Number of Bitcoin pledged to Bitmain as of September 30, 2026	3,090
Cost basis of Bitcoin held as of September 30, 2026	$808,997
Realized gain on the sale of Bitcoin for the nine months ended September 30, 2026	$377

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The Company’s digital assets have been or currently are held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership, or held by Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") for the Bitcoin pledged in connection with the 2025 Bitmain Purchase Agreement (as defined below) and the 2026 Bitmain Purchase Agreement (as defined below) for miner purchases from them. As discussed in Note 1, Hut 8 contributed only ASIC miners as part of the Transactions. As a result, the Company's entire strategic Bitcoin reserve as of March 31, 2025, included in the carveout financial statements, remained with Hut 8 following the effectiveness of the Transactions. Starting April 1, 2025, the Company began to build its own strategic Bitcoin reserve through Bitcoin mining and at-market Bitcoin purchases. The Company accumulated 8,427 Bitcoin as a standalone entity as of September 30, 2026. The details of Bitcoin are as follows:

	Amount		Number of Digital Assets
(in USD thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current
Bitcoin pledged for miner purchase	$198,947	$—	2,385	—
Total current Bitcoin pledged for miner purchase	198,947	—	2,385	—

Non-current
Bitcoin held in custody	$445,149	$229,641	5,337	2,625
Total non-current digital assets – held in custody	445,149	229,641	5,337	2,625

Bitcoin pledged for miner purchase	$58,827	$242,936	705	2,776
Total non-current Bitcoin pledged for miner purchase	58,827	242,936	705	2,776

Total digital assets	$702,923	$472,577	8,427	5,401

Bitmain Purchase Agreements

In November 2024, Hut 8 entered into a purchase agreement with Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners (the "Hut 8 Bitmain Purchase Agreement"). In December 2024, in connection with the Hut 8 Bitmain Purchase Agreement, Hut 8 pledged 968 Bitcoin attributed to the Company at the time into a segregated wallet with Bitmain, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby Hut 8 had the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. During the year ended December 31, 2025, Hut 8 amended the redemption period to end during the quarter ending December 31, 2025. This Bitcoin remained with Hut 8 following the effectiveness of the Transactions. Because the pledged Bitcoin with respect to the Hut 8 Bitmain Purchase Agreement remains with Hut 8 and was not part of the assets transferred to the Company on March 31, 2025, it is not included on the Company's Unaudited Condensed Consolidated and Combined Balance Sheets as of September 30, 2026.

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

As of September 30, 2026, the Company pledged 3,090 Bitcoin to Bitmain with a fair value of $257.8 million, classified as Digital assets – pledged for miner purchase on its Unaudited Condensed Consolidated and Combined Balance Sheets. A corresponding liability of $371.7 million was recorded under Miner purchase liability on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of the Bitmain Miners by not redeeming the pledged Bitcoin at the end of the redemption periods.

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

Due to the Company’s redemption rights under the 2025 Bitmain Purchase Agreement and 2026 Bitmain Purchase Agreement, and its continued economic exposure to Bitcoin, the pledged Bitcoin under these agreements is separately classified as Digital assets – pledged for miner purchase on the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets, which represents restricted Bitcoin.

Strategic Bitcoin reserve

Starting April 1, 2025, following the effectiveness of the Transactions, the Company began to accumulate its own strategic Bitcoin reserve through Bitcoin mining and at-market purchases, totaling 8,427 Bitcoin as of September 30, 2026.

Note 5. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	September 30, 2026	December 31, 2025
Miners and mining equipment	$466,010	$437,083
Less: Accumulated depreciation	(178,795)	(95,359)
Total property and equipment, net	$287,215	$341,724

Depreciation and amortization expense related to property and equipment was $28.6 million and $15.2 million for the three months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization expense related to property and equipment was $83.4 million and $31.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Impairment of long-lived assets

There was no impairment on the Company's long-lived assets for the nine months ended September 30, 2026 and 2025, respectively.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy (see discussion of fair value measurements in Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements).

Note 6. Stock-based compensation

The stock-based award information presented below reflects the Reverse Stock Split effected on July 2, 2026. In connection with the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock available for issuance and the number of shares of common stock issuable upon the vesting and settlement of existing equity grants under the Company’s equity compensation plan. See Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements for further information on the Reverse Stock Split.

In connection with the closing of the Mergers on September 3, 2025, the Company adopted the Amended and Restated American Bitcoin Corp. 2025 Omnibus Incentive Plan (the "ABTC 2025 Plan"), which amended and restated the predecessor Gryphon Digital Mining, Inc. 2024 Omnibus Incentive Plan. The ABTC 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants, and other stock-based awards to employees, consultants, and directors of the Company and its affiliates. As of the ABTC 2025 Plan’s effective date, 12,130,948 shares of the Company's common stock were reserved for issuance under the ABTC 2025 Plan, subject to an annual automatic increase on each January 1 from 2026 through 2035, equal to the lesser of (a) the excess of 20% of the Company's fully diluted shares outstanding as of the preceding December 31 over the shares then reserved under the ABTC 2025 Plan, and (b) such number as determined by the Company's board of directors. Shares subject to awards that are cancelled and forfeited, and shares returned through certain other mechanisms, are returned to the share reserve and become available for future grants.

In the nine months ended September 30, 2026, the Company granted 349,666 RSUs with service-based vest conditions to certain employees and non-employee directors of the Company and its affiliates.

(in USD thousands, except share and per share amounts)	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Unvested as of December 31, 2025	—	$—	$—
Granted	349,666	10.80
Vested	(53,699)	15.30	649
Forfeited	(36,593)	14.75
Unvested as of September 30, 2026	259,374	$9.31	$2,199

The Company recognized stock-based compensation expense of $0.4 million and nil for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unrecognized stock-based compensation expense was $1.8 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

Note 7. Derivatives

The warrant information presented below reflects the Reverse Stock Split effected on July 2, 2026. In connection with the Reverse Stock Split, proportionate adjustments were made to the number of shares of the Company’s Class A common stock purchasable upon exercise of outstanding warrants and, for certain of the Company’s outstanding warrants, their exercise price per share, in each case in accordance with the terms of the relevant warrant agreement. See Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements for further information on the reverse stock split.

The following table presents the Company’s Unaudited Condensed Consolidated and Combined Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		September 30, 2026		December 31, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Derivative assets	$115,738	$—	$101,179	$—
Warrant liability	Warrant liability	—	49	—	146
Total derivatives		$115,738	$49	$101,179	$146

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents the effect of derivatives on the Company’s Unaudited Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss):

		Three Months Ended		Nine Months Ended
(in USD thousands)	Statement of	September 30,		September 30,
Derivative	Operations Line	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	(Loss) gain on derivatives	$(64,276)	$(1,999)	$(8,669)	$18,863
Warrant liability	Gain on warrant liability	6	26	97	26
Total derivatives		$(64,270)	$(1,973)	$(8,572)	$18,889

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

As part of the 2025 Bitmain Purchase Agreement, in August, September, and October 2025, the Company pledged Bitcoin with Bitmain in connection with a purchase of approximately 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,776 Bitcoin. The Company pledged the Bitcoin in four tranches, two tranches in August 2025, one tranche in September 2025, and one tranche in October 2025. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives and Fair Value Measurements of the Notes to the Combined Financial Statements for the year ended December 31, 2025. As part of the purchase of the U3S21EXPH ASIC miners, Hut 8 paid cash of approximately $46.0 million as a deposit and for certain expenses attributable to the Company. The Company had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, the Company exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company's $46.0 million comprising of the deposit and certain expenses attributable to Hut 8.

In February 2026, in connection with the 2026 Bitmain Purchase Agreement, the Company pledged approximately 314 Bitcoin with Bitmain, representing 80% of the purchase price of approximately 11,298 S21 XP ASIC miners. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following the pledge date. As part of the agreement, the Company has an option to extend the pledge period for an additional twelve months. The Company also has the option to pay the remaining 20% of the purchase price under the 2026 Bitmain Purchase Agreement by pledging Bitcoin at a mutually agreed upon floor price, which is due one year after the shipment date of the S21 XP ASIC miners. The Company accounted for this Bitcoin redemption and put option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives and Fair Value Measurements of the Notes to the Combined Financial Statements for the year ended December 31, 2025.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Covered call options

During October 2024, Hut 8 sold covered call options on 2,000 Bitcoin notional, which was attributed to the Company at the time, for proceeds of $2.9 million to generate cash flow on a portion of its digital assets. During November 2024, Hut 8 rolled these call options into new call options with the same Bitcoin notional. Hut 8 achieved this roll by exchanging its previous call options sold for new call options. Hut 8 pledged the Bitcoin attributed to the Company as collateral with one of its Bitcoin custodians in a quantity equal to the notional amount for these covered call options sold. The collateral continued to be pledged in the same manner after the roll. Following the effectiveness of the Transactions, Hut 8 retained the pledged Bitcoin and the covered call options. The covered call options exchanged in the roll were only exercisable upon the date of expiry, automatically exercised if the underlying reference price was greater than the strike price of the call option, and settled with delivery of the underlying Bitcoin. The reference price of the original covered call options was the CME CF Bitcoin Reference Rate at 4:00pm London time for a given date and the reference price for the new call options was the Coinbase Prime Bitcoin price quoted in U.S. Dollars at 4:00pm London time for a given date. The covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives and Fair Value Measurements of the Notes to the Combined Financial Statements for the year ended December 31, 2025.

During the nine months ended September 30, 2025, (1) covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike prices, and the Company recorded a gain of $12.1 million; (2) the Company rolled a covered call option on 500 Bitcoin notional for a covered call option on the same Bitcoin notional by exchanging its previously outstanding call option for a new call option, and as a result of the roll, received $0.8 million in cash and recorded a gain of $4.2 million; and (3) the Company recorded an unrealized gain of $1.1 million related to changes in the fair value of outstanding covered call options. The Company did not enter into any covered call options during the three and nine months ended September 30, 2026, and accordingly no related amounts were recognized in the Unaudited Condensed Consolidated and Combined Statements of Operations.

Warrant liability

In connection with the Mergers, the Company assumed 91,551 warrants to purchase Gryphon common stock (the "Gryphon Warrants") outstanding immediately before the Mergers. Following the completion of the Mergers, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, shares of Class A common stock of the Company. The Gryphon Warrants have an exercise price of $1.50 per share, after giving effect to the Mergers. These warrants expire in January 2035. Pursuant to the terms of the Gryphon Warrants agreement, the exercise price of the outstanding Gryphon Warrants was not adjusted in connection with the Reverse Stock Split.

As of September 30, 2026, there were 5,947 Gryphon Warrants outstanding.

These warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements of the Notes to the Combined Financial Statements for the year ended December 31, 2025.

As of September 30, 2026, the Company estimated the fair value of the warrant liability using the Black-Scholes pricing model with the following inputs:

September 30, 2026
Exercise price	$1.50
Expected price volatility	110.0%
Risk-free interest rate	5.17%
Expected term (in years)	8.3
Dividend yield	0.0%

The following table provides a summary of activity and change in fair value of the Company’s warrant liability (Level 3 derivative liability):

	Three Months Ended	Nine Months Ended
(in USD thousands)	September 30, 2026	September 30, 2026
Balance, beginning of period	$55	$146
Change in fair value	(6)	(97)
Balance, end of period	$49	$49

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 8. Leases

As further discussed in Note 11. Related party transactions, on March 31, 2025, in connection with the Transactions, the Company entered into a Master Colocation Services Agreement and Master Management Services Agreement with Hut 8. Under both agreements, Hut 8 provides the Company with colocation, hosting, management, oversight, strategy, compliance, operational, and other services for its Bitcoin mining operations located at Hut 8’s facilities. Pursuant to an Exclusivity Agreement between the Company and Hut 8, all of the Company’s Bitcoin miners are located at Hut 8’s facilities. The Company has determined that it has embedded operating leases at three of the facilities governed by this arrangement and has elected to combine lease and non-lease components as permitted under ASC 842. One of the facilities governed by this arrangement includes payments that are variable pass-through fees and facility costs and are therefore expensed as incurred. The Company recorded right-of-use ("ROU") assets of $11.4 million in exchange for operating lease obligations during the nine months ended September 30, 2026 related to Drumheller. As of September 30, 2026, the Company owed Hut 8 $82.8 million, recorded within Due to Hut 8 on the Company's Unaudited Condensed Consolidated and Combined Balance Sheets, related to the agreements discussed in Note 11. As of September 30, 2026, $52.2 million of accrued lease payments under the MCSA (as defined below) were reclassified from Operating lease liability to Due to Hut 8.

The following table shows the ROU assets and lease liabilities as of September 30, 2026 and December 31, 2025:

(in USD thousands)	September 30, 2026	December 31, 2025
ROU assets
Operating leases	$152,454	$166,684
Total ROU assets	$152,454	$166,684

Lease liabilities
Operating leases	$155,507	$168,299
Total lease liabilities	$155,507	$168,299

The Company’s lease costs are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Operating lease cost	$11,401	$8,395	$33,539	$11,109
Variable lease cost	26,130	20,813	67,587	32,507
Total lease expense	$37,531	$29,208	$101,126	$43,616

The following table presents supplemental lease information:

	Nine Months Ended
	September 30,
(in USD thousands)	2026	2025
Operating cash outflows – operating leases	$—	$—

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term – operating leases (in years)	3.81	4.36
Weighted-average discount rate(1) – operating leases	6.34%	6.42%

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents the Company’s future minimum operating lease payments as of September 30, 2026:

Operating
(in USD thousands)	Leases
Remainder of 2026	$11,110
2027	45,041
2028	46,227
2029	47,449
2030	25,196
Thereafter	686
Total undiscounted lease payments	175,709
Less: present value discount	(20,202)
Present value of operating lease liabilities	$155,507

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 9. Income taxes

For the nine months ended September 30, 2026, the Company determined that the estimated annual effective tax rate could not be reliably estimated and, accordingly, computed its tax provision using the discrete method, treating the year-to-date period as if it were an annual period. For the nine months ended September 30, 2025, the Company computed its tax provision using the estimated annual effective tax rate method.

For the three months ended September 30, 2026, the Company’s income tax expense and effective tax rate were $1.6 million and 1.24%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a change in valuation allowance. For the three months ended September 30, 2025, the Company’s income tax expense and effective tax rate were $1.8 million and 33.51%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to an increase in the Company's taxable income and state income taxes.

For the nine months ended September 30, 2026, the Company’s income tax expense and effective tax rate were $3.9 million and -43.71%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a change in valuation allowance. For the nine months ended September 30, 2025, the Company’s income tax benefit and effective tax rate were $10.8 million and 10.30%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a non-taxable portion of gains on digital assets, subpart F income, and a change in valuation allowance.

Note 10. Concentrations

The only digital asset mined by the Company during the nine months ended September 30, 2026 and 2025 has been Bitcoin. Therefore, 100% of the Company’s revenue is related to one digital asset. The Company used two mining pool operators during the three and nine months ended September 30, 2026 and September 30, 2025.

Note 11. Related party transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. This includes equity method investment entities. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all known related party transactions. As of September 30, 2026, the Company owed Hut 8 $82.8 million related to the agreements discussed below.

Cost Allocations from Hut 8

Prior to the effectiveness of the Transactions on March 31, 2025, Hut 8 provided significant support functions to the Company, which did not operate as a standalone business. The Company's Unaudited Condensed Consolidated and Combined Financial Statements reflect an allocation of these costs. Allocated costs included in cost of revenue relate to support primarily consisting of electricity, facilities, repairs and maintenance, and labor, which are predominantly allocated based on revenue. Allocated costs included in general and administrative expenses primarily relate to finance, human resources, benefits administration, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions and are predominantly allocated based on a percentage of revenue. See Note 2 for a discussion of these costs and the methodology used to allocate them.

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Under the terms of the MCSA, the Company pays Hut 8 fees generally consisting of a monthly recurring charge, as set forth in each service order, plus 100% of the costs, fees, disbursements, and expenses paid or incurred by Hut 8 in connection with the use, operation, and maintenance of the relevant facility (including costs related to the delivery of contracted power) and any installation charges, and non-recurring costs or amounts for additional services incurred during the term of the applicable service order. For the three months ended September 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MCSA were $35.1 million and $25.6 million, respectively. For the nine months ended September 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MCSA were $94.5 million and $40.0 million, respectively. Pursuant to an Exclusivity Agreement between the Company and Hut 8, all of the Company’s Bitcoin miners are located at Hut 8’s facilities.

Master Management Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Master Management Services Agreement with Hut 8 (the "MMSA"). Under the MMSA and its service orders, Hut 8 provides the Company with management, oversight, strategy, compliance, operational, and other services for its Bitcoin mining operations hosted at Hut 8’s facilities.

Under the terms of the MMSA, the Company pays to Hut 8 service fees generally consisting of a fixed fee, payable monthly, for general management, operational, compliance, and other services, plus a monthly fee equal to a combination of payroll related allocations and 100% of specified "pass through costs" incurred during the term of the applicable service order, including costs and expenses incurred by or on behalf of Hut 8 for labor, maintenance, repairs, and infrastructure expenses, and the provision of services by third parties. For the three months ended September 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MMSA were $3.4 million and $2.7 million, respectively. For the nine months ended September 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the MMSA were $9.8 million and $4.2 million, respectively.

Shared Services Agreement

On March 31, 2025, in connection with the Transactions, the Company entered into a Services Agreement with Hut 8 (the "Shared Services Agreement"), pursuant to which Hut 8 agreed to provide back-office support services to the Company, including accounting and financial reporting, HR support, payroll, benefits, IT support and management, legal and compliance, and vendor management services. Under the terms of the Shared Services Agreement, the Company pays to Hut 8 a monthly fee equal to a combination of payroll related allocations and costs charged on a "pass through" basis, to Hut 8 for providing services under the Shared Services Agreement to the Company. For the three months ended September 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the Shared Services Agreement were $0.6 million and $6.8 million, respectively. For the nine months ended September 30, 2026 and 2025, fees and expenses billed by Hut 8 to the Company under the Shared Services Agreement were $2.3 million and $8.7 million, respectively.

Note 12. Stockholders’ equity

Net Hut 8 Investment

The net transfers to and from Hut 8, as discussed above in Note 1, were as follows:

Nine Months Ended
(in USD thousands)	September 30, 2025
Cash pooling and general financing activities	$20,599
Corporate allocations	14,368
Adjustments post carveout of mining operations to the Company	(951,556)
Contributions from Hut 8	115,757
Net transfers from Hut 8 per Condensed Consolidated and Combined Statements of Cash Flows	(800,832)
Stock based compensation funded by Hut 8	2,145
Net transfers to Hut 8 per Condensed Consolidated and Combined Statements of Stockholders’ Equity	$(798,687)

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Authorized shares

As of September 30, 2026, the Company had the following capital authorized:

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

At-the-Market Offering

On September 3, 2025, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program, allowing the Company to offer and sell up to $2.1 billion of its Class A Shares from time to time (the "2025 ATM"). During the nine months ended September 30, 2026, the Company issued and sold 7,755,671 Class A Shares under the 2025 ATM for gross proceeds of $144.7 million and incurred issuance costs of $0.6 million.

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

The Akerna Common Warrants and Akerna Underwriter Warrants assumed in the Mergers expire on July 5, 2027, and June 29, 2027, respectively.

As a result of the Reverse Stock Split, the number of shares issuable upon exercise of the Akerna Warrants was reduced on a 1-for-15 basis, and the exercise price per share was increased by a corresponding factor of 15. See Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements for further information.

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Transactions involving the Company's equity-classified warrants are summarized as follows:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual life (in years)
Akerna Common Warrants assumed through the Mergers	1,449	$555.00	1.8
Akerna Underwriter Warrants assumed through the Mergers	72	555.00	1.7
Outstanding as of September 30, 2026	1,521	$555.00	0.8

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Note 13. Earnings per share

All weighted-average shares outstanding and earnings (loss) per share amounts presented herein have been retroactively adjusted to reflect the Reverse Stock Split effected on July 2, 2026. See Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements for further information on the Reverse Stock Split.

Basic and diluted net income (loss) per share attributable to common stockholders is computed in accordance with Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements – Net income (loss) per share attributable to common stockholders of the Notes to the Combined Financial Statements for the year ended December 31, 2025.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of common stock as their inclusion would have been anti-dilutive and/or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Akerna Common Warrants	1,449	1,449	1,449	1,449
Akerna Underwriter Warrants	72	72	72	72
Restricted stock units	93,207	—	259,374	—
Gryphon Warrants	—	—	—	108,587
Total	94,728	1,521	260,895	110,108

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss) – basic	$125,987	$3,475	$(12,956)	$(93,717)
Gryphon warrants revaluation included in net (loss) income (net of income tax benefit)(1)	(5)	(19)	(77)	—
Net income (loss) – diluted	$125,982	$3,456	$(13,033)	$(93,717)
Denominator:
Weighted average shares of Class A common stock	24,740,476	11,142,001	22,170,029	10,806,404
Weighted average shares of Class B common stock	48,079,506	48,814,987	48,567,133	48,814,987
Total weighted average shares of common stock outstanding – basic	72,819,982	59,956,988	70,737,162	59,621,391
Dilutive impact of restricted stock units	46,748	—	—	—
Dilutive impact of Gryphon Warrants	4,749	8,966	5,199	—
Total weighted average shares of common stock outstanding – diluted	72,871,479	59,965,954	70,742,361	59,621,391
Net income (loss) per share of common stock:
Basic	$1.73	$0.06	$(0.18)	$(1.57)
Diluted	$1.73	$0.06	$(0.18)	$(1.57)

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

American Bitcoin Corp.

Notes to Unaudited Condensed Consolidated and Combined Financial Statements

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

PPP Loan

In July 2026, the Company entered into a settlement with the Department of Justice for approximately $2.5 million to resolve allegations that Gryphon wrongfully received a loan in the principal aggregate amount of $2.2 million pursuant to the Paycheck Protection Program under the CARES Act; there was no admission of liability.

Note 15. Goodwill

There were no changes in the carrying amount of Goodwill during the nine months ended September 30, 2026 and 2025, respectively.

The Company performed a quantitative impairment test during the third quarter of 2026 in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company’s goodwill is fully attributable to its single reportable segment. The quantitative impairment test considered the income approach to estimate the fair value of the reportable segment. The income approach included future estimated cash flows that were discounted to their present value to estimate the fair value of the reporting unit. The estimated fair value exceeded the carrying amount of the reporting unit and no goodwill impairment was necessary.

The annual quantitative impairment test performed during the nine months ended September 30, 2026 resulted in no impairment of goodwill.

Note 16. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated and Combined Financial Statements were available to be issued. Except for the events that occurred after September 30, 2026 disclosed above, the Company has concluded no other subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Unaudited Condensed Consolidated and Combined Financial Statements and the related notes and the other financial information included elsewhere in this Quarterly Report and the Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and the Annual Report. See also "Cautionary Statement Regarding Forward-Looking Statements" in this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Q3 2026 Highlights

•
Scaled Bitcoin Reserve. As of September 30, 2026, we accumulated approximately 8,427 Bitcoin in reserve, positioning us among the top 15 publicly traded Bitcoin treasury companies based on total Bitcoin holdings. Our Bitcoin in reserve included 3,090 Bitcoin pledged for miner purchases as of September 30, 2026.
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

Following the effectiveness of the Transactions on March 31, 2025, we began operating as a standalone entity with our own accounting and financial records; therefore, starting April 1, 2025, our results of operations are the results directly attributed to our standalone operations rather than the Bitcoin mining operations of Hut 8. Our Unaudited Condensed Consolidated and Combined Balance Sheets as of September 30, 2026 reflects the assets and liabilities that we directly own or are legally obligated to satisfy post-Transactions.

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

As of September 30, 2026, we operated our Bitcoin miners at five sites under the Master Colocation Services Agreement (the "MCSA") with Hut 8:

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

Key Factors Affecting ABTC’s Performance

Price of Bitcoin

Our business is heavily dependent on the price of Bitcoin, which is traded globally and has historically experienced significant volatility. We generate revenue from Bitcoin rewards we earn through third-party mining pool operators and Bitcoin we acquire through at-market purchases and strategic transactions to further build our strategic reserve. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), Bitcoin is revalued at its fair value at the end of each reporting period, with changes to fair value recognized in net income (loss). As a result, fluctuations in Bitcoin prices may impact our financial performance, including mark-to-market adjustments on Bitcoin, but does not reflect changes in our core operating performance.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss or income, adjusted for impacts of income tax (provision) benefit, depreciation and amortization, loss on sale of property and equipment, (loss) gain on derivatives, gain on warrant liability, the removal of non-recurring transactions, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons that our Board and management team consider them appropriate for supplemental analysis.

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

Results of Operations

Three Months Ended September 30, 2026 and 2025

	Three Months Ended
	September 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue	$63,355	$64,220	$(865)

Cost of revenue (exclusive of depreciation and amortization shown below)	37,524	28,279	9,245

Operating expenses (income):
Depreciation and amortization	28,579	15,215	13,364
General and administrative expenses	2,758	8,052	(5,294)
(Gain) loss on digital assets	(197,340)	5,475	(202,815)
Total operating (income) expenses	(166,003)	28,742	(194,745)
Operating income	191,834	7,199	184,635

Other expense (income):
Loss on derivatives	(64,276)	(1,999)	(62,277)
Gain on warrant liability	6	26	(20)
Total other expense	(64,270)	(1,973)	(62,297)

Income before income taxes	127,564	5,226	122,338

Income tax provision	(1,577)	(1,751)	174

Net income	$125,987	$3,475	$122,512

Adjusted EBITDA reconciliation:

	Three Months Ended
	September 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net income	$125,987	$3,475	$122,512
Income tax provision	1,577	1,751	(174)
Depreciation and amortization	28,579	15,215	13,364
Loss on derivatives	64,276	1,999	62,277
Gain on warrant liability	(6)	(26)	20
Non-recurring transactions(1)	—	5,239	(5,239)
Stock-based compensation expense	384	—	384
Adjusted EBITDA	$220,797	$27,653	$193,144

(1) There were no non-recurring transactions for the three months ended September 30, 2026. Non-recurring transactions for the three months ended September 30, 2025 represent approximately $5.2 million of Merger related transaction costs.

Revenue

Revenue was $63.4 million and $64.2 million for the three months ended September 30, 2026 and 2025, respectively. This $0.9 million decline was primarily driven by a decline in the average revenue per Bitcoin mined to approximately $71,087 from approximately $114,097 for the three months ended September 30, 2026 and 2025, respectively. This decrease was partially offset by significantly higher Bitcoin production resulting from a full quarter of production from the deployment of miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet, and at the Drumheller site in March and April 2026, which added approximately 3.05 EH/s to our mining fleet. As a result, Bitcoin production increased to approximately 891 Bitcoin mined during the three months ended September 30, 2026, compared to approximately 563 Bitcoin mined during the three months ended September 30, 2025.

Cost of revenue

Cost of revenue was $37.5 million and $28.3 million for the three months ended September 30, 2026 and 2025, respectively. This $9.2 million increase was primarily driven by higher energy consumption and higher power costs resulting from a full quarter of production from the deployment of Bitcoin miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet, and the Drumheller site in March and April 2026, which added approximately 3.05 EH/s to our mining fleet.

Depreciation and amortization

Depreciation and amortization expense was $28.6 million and $15.2 million for the three months ended September 30, 2026 and 2025, respectively. The $13.4 million increase was primarily attributable to higher depreciation expense resulting from the deployment of the Bitcoin miners at the Vega site in August and September 2025, and at the Drumheller site in March and April 2026, which increased our depreciable asset base.

General and administrative expenses

General and administrative ("G&A") expenses were $2.8 million and $8.1 million for the three months ended September 30, 2026 and 2025, respectively, representing a decrease of $5.3 million. The decrease was primarily due to $5.2 million of Merger-related transaction costs in the three months ended September 30, 2025, while no non-recurring transactions costs were incurred in the three months ended September 30, 2026.

(Gain) loss on digital assets

Gain on digital assets was $197.3 million for the three months ended September 30, 2026, compared to a loss on digital assets of $5.5 million for the three months ended September 30, 2025. The gain in the three months ended September 30, 2026 reflects the increase in Bitcoin prices from approximately $59,847 to approximately $83,415, applied to our Bitcoin reserve, which grew to approximately 8,427 Bitcoin as of September 30, 2026. The loss in the three months ended September 30, 2025 was due to the price of Bitcoin of approximately $114,068 as of September 30, 2025 being lower than the average cost basis on approximately 3,418 Bitcoin, most of which had been accumulated by us during the same three months ended September 30, 2025, as we began to build our strategic Bitcoin reserve following the Transactions.

Other expense

Other expense was $64.3 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively. The $62.3 million increase was primarily driven by a $62.3 million increase in losses on derivatives related to the Bitcoin redemption and put options with Bitmain.

Income tax provision

Income tax provision was $1.6 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. This $0.2 million decrease in income tax provision was primarily due to a change in valuation allowance, reflecting management's assessment of the extent to which deferred tax assets are more likely than not to be realized.

Results of Operations

Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:	$192,488	$106,843	$85,645

Cost of revenue (exclusive of depreciation and amortization shown below):	101,131	55,267	45,864

Operating expenses (income):
Depreciation and amortization	83,436	31,590	51,846
General and administrative expenses	17,338	26,062	(8,724)
Loss on sale of property and equipment	—	2,454	(2,454)
(Gain) loss on digital assets	(8,974)	114,832	(123,806)
Total operating expenses	91,800	174,938	(83,138)
Operating loss	$(443)	$(123,362)	$122,919

Other (expense) income:
(Loss) gain on derivatives	(8,669)	18,863	(27,532)
Gain on warrant liability	97	26	71
Total other (expense) income	(8,572)	18,889	(27,461)

Loss before income taxes	(9,015)	(104,473)	95,458

Income tax (provision) benefit	(3,941)	10,756	(14,697)

Net loss	$(12,956)	$(93,717)	$80,761

Other comprehensive income:
Foreign currency translation adjustments	—	4,467	(4,467)
Total comprehensive loss	$(12,956)	$(89,250)	$76,294

Adjusted EBITDA reconciliation:

	Nine Months Ended
	September 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net loss	$(12,956)	$(93,717)	$80,761
Income tax provision (benefit)	3,941	(10,756)	14,697
Depreciation and amortization	83,436	31,590	51,846
Loss on sale of property and equipment	—	2,454	(2,454)
Loss (gain) on derivatives	8,669	(18,863)	27,532
Gain on warrant liability	(97)	(26)	(71)
Non-recurring transactions(1)	—	7,478	(7,478)
Stock-based compensation expense	1,492	2,145	(653)
Adjusted EBITDA	$84,485	$(79,695)	$164,180

(1) There were no non-recurring transaction costs for the nine months ended September 30, 2026. Non-recurring transactions for the nine months ended September 30, 2025 represent approximately $7.5 million of Merger related transaction costs.

Revenue

Revenue was $192.5 million and $106.8 million for the nine months ended September 30, 2026 and 2025, respectively. This $85.6 million increase was primarily due to the deployment of Bitcoin miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet, and the deployment of Bitcoin miners at the Drumheller site in March and April 2026, which added approximately 3.05 EH/s to our mining fleet. As a result, Bitcoin production increased to approximately 2,639 Bitcoin mined during the nine months ended September 30, 2026, compared to approximately 1,006 Bitcoin mined during the nine months ended September 30, 2025. This increase was partially offset by a decrease in the average revenue per Bitcoin mined to approximately $72,929 from approximately $106,206 for the nine months ended September 30, 2026 and 2025, respectively.

Cost of revenue

Cost of revenue was $101.1 million and $55.3 million for the nine months ended September 30, 2026 and 2025, respectively. This $45.9 million increase was primarily driven by higher energy consumption and higher power costs following the deployment of the Bitcoin miners at the Vega site in August and September 2025, which added approximately 14.86 EH/s to our mining fleet, and the deployment of Bitcoin miners at the Drumheller site in March and April 2026, which added approximately 3.05 EH/s to our mining fleet.

Depreciation and amortization

Depreciation and amortization expense was $83.4 million and $31.6 million for the nine months ended September 30, 2026 and 2025, respectively. The $51.8 million increase was primarily attributable to higher depreciation expense resulting from the fleet upgrade and the deployment of the Bitcoin miners at the Vega site in August and September 2025, and at the Drumheller site in March and April 2026, which increased our depreciable asset base.

General and administrative expenses

G&A expenses were $17.3 million and $26.1 million for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease of $8.7 million. The decrease was primarily due to $7.5 million of Merger related transaction costs in the nine months ended September 30, 2025, whereas there were no non-recurring transaction costs and lower general and office expenses incurred in the nine months ended September 30, 2026, partially offset by higher insurance and professional fees as a standalone public company.

(Gain) loss on digital assets

Gain on digital assets was $9.0 million for the nine months ended September 30, 2026, compared to a loss on digital assets of $114.8 million for the nine months ended September 30, 2025. In the nine months ended September 30, 2026, the price of Bitcoin declined from approximately $87,498 to approximately $83,415, reducing the value of our Bitcoin reserve held at the start of the year. This was more than offset by the appreciation of Bitcoin mined and purchased during the period at an average cost of approximately $73,815 per Bitcoin. The loss in the nine months ended September 30, 2025 resulted primarily from the change in the price of Bitcoin prior to the Transactions, when Hut 8's strategic Bitcoin reserve was included in our combined financial statements. During the period prior to the Transactions, the price of Bitcoin declined from approximately $93,354 as of December 31, 2024 to approximately $82,534 as of March 31, 2025, resulting in a $112.4 million loss. Following the Transactions, Hut 8's strategic Bitcoin reserve remained with Hut 8, and we began building our own strategic Bitcoin reserve on April 1, 2025 as a standalone company.

Other (expense) income

Other expense was $8.6 million for the nine months ended September 30, 2026, compared to other income of $18.9 million for the nine months ended September 30, 2025. The $27.5 million decrease was primarily driven by a $27.5 million change in the fair value of derivatives, from a gain of $18.9 million to a loss of $8.7 million related to the Bitcoin redemption and put options with Bitmain.

Income tax (provision) benefit

Income tax provision was $3.9 million for the nine months ended September 30, 2026, compared to an income tax benefit of $10.8 million for the nine months ended September 30, 2025. This $14.7 million decrease in income tax benefit was primarily driven by a change in valuation allowance, reflecting management's assessment of the extent to which deferred tax assets are more likely than not to be realized.

Liquidity and Capital Resources

Prior to the Transactions on March 31, 2025, we operated as the "Bitcoin mining" sub-segment of Hut 8's "Compute" segment and not as a standalone company; therefore, our primary sources of liquidity included cash from Hut 8, proceeds from sales of Bitcoin, Hut 8’s strategic Bitcoin reserve, and capital raised from investors.

Subsequent to the effectuation of the Transactions, our primary sources of liquidity included capital raised from investors, including equity sales, our Bitcoin mining production, and our strategic Bitcoin reserve, which we started to accumulate following the effectiveness of the Transactions on April 1, 2025. During the three months ended September 30, 2026, we sold approximately 465 Bitcoin for proceeds of $36.3 million to cover our operating expenses. Our primary cash needs are for working capital to support our operations and growth, equipment financing, including the purchase of additional Bitcoin miners and infrastructure, and Bitcoin purchases to pursue our Bitcoin accumulation strategy.

On September 3, 2025, we entered into a Controlled Equity Offering Sales Agreement to establish the 2025 ATM (the "2025 ATM"), allowing us to offer and sell up to $2.1 billion of our Class A common stock from time to time. From inception to September 30, 2026, we issued and sold 12,121,321 shares of Class A common stock under our 2025 ATM for gross proceeds of $385.2 million.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
(in USD thousands)	2026	2025
Net cash used in operating activities	$(72,448)	$(43,066)
Net cash used in investing activities	(68,053)	(280,893)
Net cash provided by financing activities	144,088	331,935

Operating Activities

Net cash used in operating activities was $72.4 million and $43.1 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash used in operating activities for the nine months ended September 30, 2026 resulted primarily from a net loss of $13.0 million, unfavorable changes in working capital of $21.4 million, and non-cash adjustments of $74.4 million, partially offset by $36.3 million of proceeds from sale of digital assets. Net cash used in operating activities for the nine months ended September 30, 2025 resulted primarily from net loss of $93.7 million, partially offset by deduction of non-cash adjustments of $8.9 million and favorable changes in working capital of $41.7 million.

Investing Activities

Net cash used in investing activities totaled $68.1 million for the nine months ended September 30, 2026, primarily consisting of $65.3 million of Bitcoin purchases and $2.3 million from purchases of Bitcoin miners and mining equipment. Net cash used in investing activities totaled $280.9 million for the nine months ended September 30, 2025, primarily consisting of $287.8 million of Bitcoin purchased, partially offset by $3.4 million in proceeds from the sale of digital assets, $2.6 million in proceeds from the sale of property and equipment, and $0.9 million acquired as part of the Mergers.

Financing Activities

Net cash provided by financing activities was $144.1 million for the nine months ended September 30, 2026, which was primarily a result of $144.1 million from the issuance and sale of our Class A common stock through the 2025 ATM, net of fees. Net cash provided by financing activities was $331.9 million for the nine months ended September 30, 2025, which was primarily a result of $205.3 million from the issuance of Class A common stock in June 2025 private placement, net of fees, $88.0 million from the issuance of Class A common stock through the 2025 ATM, net of fees, and $38.6 million of net Hut 8 investment.

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

While our significant accounting policies and estimates are described in more detail in Note 2. Basis of presentation, summary of significant accounting policies, and recent accounting pronouncements in our Unaudited Condensed Consolidated and Combined Financial Statements included elsewhere in this Quarterly Report, we believe the following accounting policies and estimates are most critical to understanding and evaluating this management discussion and analysis:

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

As of September 30, 2026, we held 8,427 Bitcoin, and the fair value of a single Bitcoin was approximately $83,415. Therefore, the fair value of our strategic Bitcoin reserve as of September 30, 2026, was approximately $702.9 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

Market Price Risk of Bitcoin-Linked Derivative Instruments

Our Bitcoin-linked derivative instruments consist of the Bitcoin redemption and put options under our purchase agreements with Bitmain. As of September 30, 2026, the fair value of these derivative assets was $115.7 million. We estimate fair value using the Black model, and the principal inputs are the forward price of Bitcoin, its implied volatility, the risk-free interest rate, and the expected term of the options. Because the options are not linear in the price of Bitcoin, increases and decreases of the same magnitude will not have symmetrical effects. A 10% decrease in the price of Bitcoin, holding all other variables constant, would result in an approximate $19.9 million increase in the fair value of the derivative assets, and a 10% increase in the price of Bitcoin, holding all other variables constant, would result in an approximate $17.7 million decrease in the fair value of the derivative assets, in each case with a corresponding offset to net income (loss) before income taxes.

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

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the nine months ended September 30, 2026, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any system of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance rather than absolute assurance of achieving its objectives. The design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of fraud, if any, will be detected. These inherent limitations include the possibility of faulty judgments, errors or mistakes, and the potential for controls to be circumvented by individual acts, collusion among employees, or management override. Moreover, the design of any control system is based on certain assumptions regarding future events, and there is no guarantee that any design will succeed under all potential future conditions. Over time, controls may become inadequate due to changes in conditions or deterioration in compliance with policies or procedures. Consequently, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of our officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 4, 2026		AMERICAN BITCOIN CORP.

	By:	/s/ Paul Sacks
Paul Sacks
Head of Derivatives and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)